Form 10-K
period 1995-12-31
CREATIVE VENDING CORP
filed 1996-10-24
CIK 827099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995 OR

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition from                          to

Commission file number  33-19411-C

                             CREATIVE VENDING CORP.

Florida                                                              65-0008012
State or other jurisdiction of              (I.R.S. Employer identification No.)
incorporation or organization

P. O. Box 669, Palm Beach, FL                                           33480
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code       (407) 833-5092
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
        NONE

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock $.00002 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 1995 there were 2,000,000 shares of Common Stock outstanding. There has never been trading in the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

                                ITEM 1 - BUSINESS

General

     Creative Vending Corp. ("the Company"), a Florida corporation, was formed in April of 1987 to engage in the acquisition of an operating business/s. From inception to the present the Company was considered a development stage enterprise. On February 17, 1989, the Company's name was changed from HWS Mai Corp. to Creative Vending Corp. A new board of Directors was elected and on March 15, 1989 It acquired certain inventory and equipment with a net value of approximately $145,000. The Company was involved in the development, assembly, manufacturing and sale of coin operated amusement machines. The Company did not, however, have meaningful business operations during the year ended December 31, 1995, nor in any of its previous fiscal years. Due to the Company's inability to raise working capital to fund such operations in the coin game industry, the Company liquidated its assets to satisfy its liabilities in full during the year end December 31, 1989. The Company anticipates commencing operations from a South Florida location during the fiscal year to end December 31, 1996. The Company is currently conducting a survey of possible businesses that it may enter or acquire. As of this date the Company has not yet selected a business to enter or acquire.

Competition

     Numerous firms also located in South Florida as well as throughout the United States will compete vigorously with the Company for the acquisition of business and potential business ventures and opportunities. The Company will be at a competitive disadvantage in the pursuit of possible target acquisitions because of the inexperience of the Company and its principals.

Employees

     The Company has only one employee, Dale B. Finfrock, Jr., who is only a part time employee. The Company anticipates hiring a staff of managerial, administrative and sales employees once a business opportunity is secured and active operations are ready to commence.

Business Acquisitions

     The Company intends to actively commence the identification, evaluation and investigation of one or more small business opportunities. As of the date hereof, the Company has identified no business opportunities for acquisition.

     The Company may seek business opportunities in the form of firms which are about to or have only recently commenced operations, are developing new products, inventions or even novel methods of marketing or distribution of existing products. Target acquisitions may include privately held corporations, partnerships, sole proprietorships and even proposed enterprises which have not yet been formed. It is possible that such business opportunities may involve the acquisitions of one or more business entities in whole or in part for securities of the Company.

     Initially the Company will concentrate its efforts on identifying and evaluating acquisition candidates located in the State of Florida with particular attention given to target entities and ventures located in Dade, Broward and Palm Beach Counties, locations convenient to the Company's intended center of operations. To the extent that an acceptable South Florida or Florida candidate is not identified, the Company will also undertake evaluation efforts elsewhere.

     It is anticipated that business opportunities will be available to the Company from various sources, including professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There do not presently exist any plans, understandings, agreements or commitments with any individual for such persons to act as broker or finder of opportunities for the Company.

     A decision to commence negotiations to acquire a specific business opportunity may be made upon managements' analysis of the quality of the other firm's management and the personnel, the anticipated acceptability of the target's products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not be necessarily indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

     Management cannot now predict when the first acquisition will be completed. It is likely that the investigation and analysis of proposed target enterprises or opportunities will take several months at least, followed by negotiations, contracts and the final closing which may well exhaust additional months.

     As in most other corporations, the Board of Directors of the Company has the power to effect certain acquisitions or other transactions having a potentially dilutive or adverse impact on the public investors without first submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the Directors to seek the shareholders' advice and consent, or in the case of a proposed merger or otherwise because of a requirement of Florida law.

Venture Capital Investments

     Subsequent to concluding its initial acquisition, it is contemplated that management will infuse additional capital into the Company and that the Company will seek to make equity investments or provide loans with equity participation in small enterprises or businesses selected by management.


     Preliminary evaluations will be undertaken by the Company to assist in identifying possible companies in need of venture capital which demonstrate a good potential for economic growth and development. The Company has not established a specific level of earnings or assets that such potential businesses must possess and below which the Company will not consider investing or funding.

     Moreover, management may well identify a candidate business which is generating losses or which has negative shareholders' equity, or both but which management desires to invest in or provide funding for because of the businesses' perceived potential for success with proper funding. Investing in or funding of a candidate business which is generating losses or which has negative shareholders' equity may have a material adverse effect on the price of the Company's Common Shares.

     Venture capital investments are notoriously risky and fraught with the significant likelihood of total loss of investment. Moreover, there are a substantial number of venture capital providers with significantly greater financial resources, personnel and investigatory capability that will be competing with the Company.

   Properties

     The Company has not entered into any business leases which await the commencement of active business operations.

                               ITEM 2 - PROPERTIES

                         See "Business-Properties" above

                           ITEM 3 - LEGAL PROCEEDINGS

     No legal proceedings are pending against Creative Vending Corp., nor is the Company aware of any claims threatened or pending against the Company.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the final quarter of the year no matters were submitted to a vote of security holders.

                                     PART II

             ITEM 5 - MARKET FOR THE REGISTRANT' S COMMON STOCK AND
                          RELATED STOCKHOLDERS MATTERS

Market information

     The Company' shares of Common Stock were not traded during the fiscal year ended December 31, 1995, nor in any of the Company' previous fiscal years. The Company does not anticipate the commencement of a market for company securities in the foreseeable future.

Holders

     On December 31, 1995, the approximate number of record holders of the Common Stock of the Company was 780.

                        ITEM 6 - SELECTED FINANCIAL DATA

Statement of Income Data:  For the Fiscal Year Ended   For the Fiscal Year Ended
                                December 31, 1995          December 31, 1994

Sales                                  $0                          $0
Total Operating Expenses                0                           0

         Total General &                                            0
 Administrative Expenses                0
       Net income (Loss)               $0                          $0

      Balance Sheet Data    As of December 31, 1995     As of December 31, 1994

Current Assets                         $0                           0
Other Assets                            0                           0
Total Assets                            0                           0
Current Liabilities                     0                           0
Other Liabilities                       0                           0
Total Liabilities                       0                           0
Shareholders' Equity                   $0                          $0

                   ITEM 7- MANAGEMENT' DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     Current assets equaled $0 while current liabilities equaled $0 as of year end. Total assets equaled $0 as of year end.

Capital Requirements and Source of Funds

     Because the Company anticipates engaging in the acquisition of an ongoing business or business opportunity. The Company does not anticipate maintaining significant inventories of products. See "Liquidity and Capital Resources" above.

Effect of Inflation

     The Company does not believe that its contemplated business will be materially effected either favorably or adversely by inflation.

Results of Operations

     The Company had sales of $-0- during the year ended December 31, 1995 and incurred total expenses of $-0- and general and administrative expenses of $-0-. Net income for the period therefore was $-0-.

Financial Condition

     As of year-end the Company appeared to have adequate resources to continue ongoing business operations.

Other Events

     On August 10, 1995 the Company completed a 100-1 reverse split of its outstanding common stock.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements attached hereto, commencing on page F-1.

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its accountants and auditors with respect to accounting and financial disclosure.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:


Name                       Age               Positions with the Company

Dale B. Finfrock, Jr.      54                President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary,
                                             Treasurer and Sole Director

     All Directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an Executive, Nominating, Compensation or Audit Committee.

     Set forth below is a biographical description of each officer listed above and of each Director of the Company:

     Dale B. Finfrock, Jr. is the President, Secretary, Treasurer, Chief Executive Officer, & Sole Director of the Company. From 1984 to the present, he has provided consulting services and been engaged in venture capital and private investment banking. He is president of OTC Capital Corporation, a private venture capital company primarily in the business of assisting private companies in becoming public.

                        ITEM 11 - EXECUTIVE COMPENSATION

     The following summary compensation table sets for the aggregate cash compensation paid, accrued or deferred to the Chief Executive Officer ("CEO") of the Company and to each officer of the Company who earned in excess of $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1995, 1994, 1993.
                           SUMMARY COMPENSATION TABLE



Name and                          Annual      Annual     Other Annual      All Other
Principal Position       Year     Salary      Bonus      Compensation      Compensation

Dale B. Finfrock, Jr.    1995       $0                        $0
  President, Chief       1994       $0                        $0
  Executive Officer      1993       $0                        $0
  and Director

The Company's directors do not receive compensation for acting in this capacity.

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1995 held of record, or was known by the Company to own beneficially more than 5 percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group:

                                  No. of shares and           Percentage of
Names and Address of              Nature of Beneficial        Common
Beneficial Owner                  Ownership                   Shares Outstanding

OTC Capital Corporation                  826,550                    41.33%
Dale B. Finfrock, Jr.                    429,750                    21.49%
All Directors and Officers             1,256,300(1)                 62.82%
as a group (1 person)

(1) includes 826,550 shares owned by OTC Capital Corporation of which Dale B. Finfrock, Jr. is a principal and the majority shareholder.




            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K



(a)  (1)  The following financial statements are included in Part II, item 8*:



                                                                            Page
Independent Auditor's Report                                                 F-1
Balance Sheet as of December 31, 1995
and 1994                                                                     F-2
Statement of Operations for the years ended
December 31, 1995, and December 31, 1994                                     F-3
Statement of Changes in Shareholders' Equity
for the years ended December 31, 1995, and
December 31, 1994                                                            F-4
Statement of Cash Flows for the years ended
December 31,1995, and December 31, 1994                                      F-5
Notes to Financial Statements                                                F-6


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 1995.


* The Financial Statements and Schedules referred to above, include the Auditor's Opinion, were previously submitted with originally filed Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Creative Vending Corp.




     Dated: August 21,1996                       By: /s/ Dale B. Finfrock
                                                 Dale B. Finfrock, Jr. President




     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                                      Date

/s/ Dale B. Finfrock                                  August 21, 1996
Dale B. Finfrock, Jr.,  Director











\cvc\cvc1296.10k

                              ANGEL E. LANA, P.A.
                          Certified Public Accountants

3511 West Commercial Blvd., Suite 227                       106 Winged Foot Lane
Fort Lauderdale, Florida  33309                        Boca Raton, Florida 33431
Telephone (305) 484-1100                                Telephone (407) 421-6803
Fax (305) 733-9044                                                (407) 391-8284

Board of Directors
Creative Vending Corp.

                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of Creative Vending Corp. (a Development Stage Company) as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vending Corp. (a Development Stage Company) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the three year period ended December 31, 1995 in conformaity with generally accepted accounting principles.

/s/ Angel E. Lana, P.A.
Angel E. Lana, P.A.
Certified Public Accountant

May 15, 1996
Fort Lauderdale, Florida

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STATE COMPANY)
                                 BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994


                                                       1995            1994

                         ASSETS

     Total Assets                                   $   -0-         $   -0-


                    SHAREHOLDERS' EQUITY

Shareholders' Equity:
   Common Stock, $.00002 par value; authorized
     50,000,000 Class A common shares,
     150,000,000 ordinary common shares;
     issued and outstanding - ordinary common
     shares, 2,000,000 in 1995; 983,450 in 1994    $       40       $       20

   Additional paid-in capital                         123,485          123,505

   Preferred stock, $1,000 par value; 12%
     redeemable and convertible, 1,000,000
     shares authorized; no shares issued and
     outstanding                                        -0-              -0-

   (Deficit) accumulated during the
     development stage                               (123,525)        (123,525)

        Total Shareholders' Equity                 $    -0-         $    -0-



   The accompanying notes are an integral part of these financial statements.

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                        1995           1994           1993

Revenues                             $    -0-        $   -0-       $   -0-

Cost of Revenues                          -0-            -0-           -0-

Gross Profit                              -0-            -0-           -0-

Expenses:

General & Administrative                  -0-            -0-           -0-

Total Expenses                            -0-            -0-           -0-

Net Loss                             $    -0-        $   -0-       $   -0-




   The accompanying notes are an integral part of these financial statements.

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        1995           1994           1993

Shareholders' Equity:

   Beginning of period               $   -0-        $   -0-        $   -0-

   Additions                             -0-            -0-            -0-

   Deductions                            -0-            -0-            -0-

   End of period                     $   -0-        $   -0-        $   -0-




   The accompanying notes are an integral part of these financial statements.

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                  1995      1994      1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      $  -0-    $  -0-    $  -0-
   Adjustment to Reconcile Net Loss
     to Net Cash Used by
     Operating Activities                           -0-       -0-       -0-

     Net Cash Used by Operating Activities          -0-       -0-       -0-

CASH FLOWS FROM INVESTING ACTIVITIES                -0-       -0-       -0-

CASH FLOWS FROM FINANCING ACTIVITIES                -0-       -0-       -0-

Net Change in Cash                                  -0-       -0-       -0-

Cash - Beginning of Period                          -0-       -0-       -0-

Cash - End of Period                             $  -0-    $  -0-    $  -0-



   The accompanying notes are an integral part of these financial statements.

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Creative Vending Corp. (the Company) was organized under the laws of the State of Florida on April 9, 1987 as HWS MAI Corp. and effectuated its name change on February 17, 1989. The Company was in the business of development, assembly, manufacture and sale of advanced coin-operated amusement machinery in the coin-game industry.

Due to the Company's inability to raise working capital to fund its operations, the Company liquidated its assets to satisfy its liabilities during the year ended December 31, 1989. The Company, a development stage enterprise, is inactive and has no business o[perations. The future of the Company is solely dependent on the willingness of the shareholders to provide the necessary capital and efforts required to continue future development activities.

Method of Accounting

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles. Accordingly, revenues are recorded as earned irrespective of their receipt and expenses are recognized when incurred regtardless of when they are paid. The Company did not enter into any transactions during the three year period ended December 31, 1995.

NOTE 2 - SHAREHOLDERS' EQUITY

Common Stock

The common stock shares are divided into two classes, Class A common shares and ordinary common shares. The Company is authorized to issue 50,000,000 Class A common shares and 150,000,000 ordinary common shares. Class A common shares shall be converted automatically into ordinary common shares upon sale, death, or other transfer by the original holder other than to another Class A Common shareholder, or at any time at the written request of the original holder. No Class A common shares are issued and outstanding.

The common shares carry no preemptive rights and are not redeemable. Cumulative voting is no permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

On August 10, 1995, the Company authorized a reverse stock split of one share for each 100 outstanding, the effect of which was to reduce the outstanding ordinary common shares to 983,450. The financial statements reflect the retroactive application of the reverse stock split. On December 26, 1995 the Company issued 1,016,550 ordinary common shares to existing shareholders resulting in 2,000,000 total outstanding shares.

Preferred Stock

The Company  has  authorized  the  issuance of  1,000,000  shares of  Redeemable
Convertible 12% Preferred Stock with a par value of $1,000 per share. These preferred shares are entitled to two votes per share, a 12% preferred dividend, have a preference upon liquidation or partial return of capital, and may be redeemed by the Company or converted to ordinary common shares. No preferred stock has been issued.