Form 10-Q
period 1996-06-30
CREATIVE VENDING CORP
filed 1996-10-24
CIK 827099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:        June 30, 1996
Commission File Number: 33-19411-C

                             CREATIVE VENDING CORP.
             (exact name of registrant as specified in its charter)

         Florida                                                 65-0008012
(State or other jurisdiction of                                (IRS Employer
incorporation of organization                                Identification No.)


                       P.O. Box 669, Palm Beach, FL 33480
                    (Address of principal executive offices)

                                 (407) 833-5092
              (Registrant's telephone number, including area code)



                 3020 Pickett Rd., Suite 4800, Durham N.C. 27705
   (former name, address and former fiscal year, if changed from last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES-X                                NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     As of June 30, 1996 there were 2,000,000 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

           See financial statements (unaudited), attached as an exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant had not yet commenced business operations as of the end of this quarter. Since inception the Registrant has received only minimal revenues and maintained only nominal capital.

     Because of the total lack of revenues and business operations, there is no basis for comparison of financial statements, sales, revenues or earnings with any other statements of any other fiscal period.


                           PART 11 - OTHER INFORMATION


Items 1-5. Not Applicable

Item 6.    Exhibits

     (a)  Financial  Statements   (unaudited)  of  Registrant  for  the  current
quarterly period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Registrant:

                                      CREATIVE VENDING CORP.

                                      By: /s/ Dale B. Finfrock
                                              Dale B. Finfrock, Jr.,  President


     Date: August 21, 1996

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
            JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

                                                    UNAUDITED            AUDITED
                                                      06/30               12/31
                                                       1996                1995

                                     ASSETS

Current Asset:
     Cash                                            $    -0-           $    -0-

              Total Current Asset                         -0-                -0-

              Total Assets                            $   -0-            $   -0-

                              SHAREHOLDER'S EQUITY

Shareholders' Equity:
     Common Stock, $.00002 par value;
         authorized 50,000,000 Class A Common
         Shares, 150,000,000 ordinary common
         shares; issued and outstanding
         2,000,000 ordinary common shares          $   1,969         $   1,967

     Additional paid-in capital                       121,558           121,558

     Preferred stock, $1,000 par value; 12%
         redeemable and convertible, 1,000,000
         shares authorized; no shares issued
         and outstanding                                  -0-               -0-

     (Deficit) accumulated during the
         development stage                           (123,525)         (123,525)

         Total Shareholders' Equity                 $      -0-        $      -0-





                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                 1996                   1995

Revenues                                        $      -0-            $      -0-

Operating expenses                                     -0-                   -0-

     Gross Profit (Loss)                               -0-                   -0-

Expenses:
         General & Administrative                      -0-                   -0-

     Total Expenses                                    -0-                   -0-

     Net Loss                               $          -0-        $          -0-

     Net (Loss) Per Share                   $          -0-        $          -0-





















                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                  1996                  1995

Shareholders' Equity:
     Beginning of period                      $        -0-         $         -0-

         Additions                                     -0-                   -0-

     Deductions:
         Net loss, six months ended
              June 30-deficit accumulated
              during the development stage             -0-                   -0-

Ending Balance as of June 30                  $        -0-         $         -0-
                                              ____________         _____________























                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                    1996                1995

CASH     FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                  $       -0-         $       -0-
     Adjustment to Reconcile Net (Loss)
         to Net Cash Used by
         Operating Activities                            -0-                 -0-

           Net Cash Used by
             Operating Activities                        -0-                 -0-


CASH FLOWS FROM INVESTING ACTIVITIES                     -0-                 -0-

CASH FLOWS FROM FINANCING ACTIVITIES                     -0-                 -0-

Net Change in Cash                                       -0-                 -0-

Cash - Beginning of Period                               -0-                 -0-

Cash - End of Period                          $          -0-      $          -0-
















                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Due to the Company's inability to raise working capital to fund such operations in the coin-game industry, the Company liquidated its assets to satisfy its liabilities in full during the year ended December 31, 1989. The Company, a development stage enterprise, is inactive and has no business operations. The future of the Company is solely dependent on the willingness of the shareholders to provide the necessary capital and efforts required to continue future development activities.

NOTE 2 - In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Creative Vending Corp. as of June 30, 1995, and the results of its operations, changes in its shareholders' equity and cash flows for the three months then ended.

NOTE 3 - The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.














otccc\cvc696.10Q