Form 10-Q
period 1996-09-30
CREATIVE VENDING CORP
filed 1996-11-05
CIK 827099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:         September 30, 1996

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

     As of September 30, 1996 there were 2,000,000 shares of Common Stock outstanding.

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

                                            Registrant:

                                            CREATIVE VENDING CORP.

                                            By:  /s/ Dale B. Finfrock
                                               Dale B. Finfrock, Jr.,  President


     Date: October 22, 1996

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
         SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

                                             UNAUDITED                 AUDITED
                                               09/30                    12/31
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





                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
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





















                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                     1996              1995

Shareholders' Equity:
     Beginning of period                          $   -0-           $   -0-

         Additions                                    -0-               -0-

     Deductions:
         Net loss, nine months ended
              September 30-deficit accumulated
              during the development stage            -0-               -0-

Ending Balance as of September 30                 $   -0-           $   -0-























                 See Accompanying Notes to Financial Statements

                             CREATIVE VENDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
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

NOTE 2 - In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Creative Vending Corp. as of September 30, 1996, and the results of its operations, changes in its shareholders' equity and cash flows for the three months then ended.

NOTE 3 - The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.















otccc\cvc996-.10Q