Form 10KSB
period 1996-12-31
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1996.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 33-19411-C

                            CREATIVE VENDING CORP.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

      Florida                                              65-0008012
 ---------------------------------------------------------------------------
 (State or other jurisdiction                    (I.R.S. Employer ID Number)
  of incorporation or organization)

                      P.O. Box 669, Palm Beach, FL 33480
                   ----------------------------------------
                   (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 561-833-5092

       Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]  No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)   Yes [X]  No [ ]

State the issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of February 27, 2006 was $0. There has never been a quoted market for the common stock.

As of February 27, 2006 the number of shares outstanding of the Registrant's common stock was 2,009,350 shares, no par value.

       Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None

             FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Creative Vending Corp., its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * We have no business activity at this time. We have contracted to acquire the business of TetriDyn Solutions, Inc. However, there are contingencies to the closing of that acquisition that may not be fulfilled. If the contingencies are not fulfilled, the acquisition will not occur.

        Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

                                   PART 1

Item 1.  Business

     Creative Vending Corp. was organized as a Florida corporation in 1987. Creative Vending has not had any business activities since 1989.

     During 2004 Creative Vending's management began to review opportunities to acquire an operating company through a "reverse merger" procedure. On July 13, 2005 Creative Vending entered into an Agreement for the Exchange of Common Stock with the shareholders of TetriDyn Solutions, Inc. The Agreement provides that on closing Creative Vending will issue 18,000,000 common shares to the shareholders of TetriDyn Solutions. TetriDyn Solutions is engaged in the business of designing and implementing software solutions for medical doctors and hospitals.

     A Current Report on Form 8-K describing the Agreement for the Exchange of Common Stock is being filed with the Securities and Exchange Commission on the same day on which this Annual Report is being filed.

     Employees

     Creative Vending has no employees other than its President.

Item 2.  Properties

     Creative Vending's executive office is located in the office of its President, Dale B. Finfrock, Jr. Mr. Finfrock provides the office space to Creative Vending free-of-charge.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

         There has never been a quoted market for the common stock of Creative Vending Corp.

     (b) Shareholders

         Our shareholders list contains the names of 772 registered stockholders of record of the Company's Common Stock.

     (c) Dividends

         The Company has never paid or declared any cash dividends on its Common Stock. Since it has no business operations, the Company will not pay
any dividends in the future unless it acquires an operating company.   If the
Company makes such an acquisition, any decision as to future payment of dividends will depend on the results of operations of the acquired company and other factors deemed pertinent by the Board of Directors.

     (d) Sale of Unregistered Securities

         The Company did not issue any unregistered equity securities during the 4th quarter of its 1996 fiscal year.

     (e) Repurchase of Equity Securities

         The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 1996 fiscal year.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the years ended December 31, 1996 and 1995, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At December 31, 1996 Creative Vending had no assets and only one liability: $130 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

     Creative Vending will not be able to carry on any business activities unless it either (a) raises capital through the sale of equity or debt instruments or (b) acquires an operating business in exchange for equity. Any such acquisition will involve the issuance of shares that will represent most of the outstanding shares after the acquisition.

     Creative Vending is currently party to an Agreement for the Exchange of Common Stock with the shareholders of TetriDyn Solutions, Inc. The share exchange contemplated by that agreement will be completed if Creative Vending becomes current in its filing obligations under the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission, if the shareholders of TetriDyn Solutions approve the share exchange, and if certain other conditions are satisfied.

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 1996 did not involve the implementation of any critical accounting policies.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In October 2003, Angel E. Lana, P.A. resigned from his position as Creative Vending's principal independent accountant.

     The audit reports of Angel E. Lana, P.A. on Creative Vending's financial statements for the years ended December 31, 1995 and 1994 did not contain any adverse opinion or disclaimer of opinion or qualification. Angel E. Lana, P.A. did not, during the applicable periods, advise Creative Vending of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

     Creative Vending and Angel E. Lana, P.A. did not, in connection with the audits of Creative Vending's financial statements for the years ended December 31, 1995 and 1994 or during any subsequent period through the date of the firm's resignation, have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Angel E. Lana, P.A.'s satisfaction, would have caused Angel E. Lana, P.A. to make reference to the subject matter of the disagreement in connection with its reports.

     In August 2005, Creative Vending retained the firm of Webb & Company, P.A. ("Webb & Company") to audit Creative Vending's financial statements for the years ended December 31, 1996, 1997, 1998, 1999, 2000, 2001, 2002,
2003 and 2004. At no time during the past two fiscal years or any subsequent period did Creative Vending consult with Webb & Company regarding any matter of the sort described above with reference to Angel E. Lana, P.A., any issue relating to the financial statements of Creative Vending, or the type of audit opinion that might be rendered for Creative Vending.

Item 8A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of December 31, 1996. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of December 31, 1996 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Creative Vending's 1996 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

Item 8B. Other Information

     None.


                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                                Director
Name                    Age     Position with the Company       Since
-------------------------------------------------------------------------
Dale B. Finfrock, Jr.	63	Director, President		1995

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Dale B. Finfrock, Jr. has been the sole officer and sole director of Creative Vending since 1995. From 1984 to the present, Mr. Finfrock has been self-employed as a financial consultant. For most of that period, Mr. Finfrock has served as President and majority owner of OTC Capital Corporation, a private venture capital company engaged primarily in the business of assisting private companies in becoming public.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an "audit committee financial expert," because the Company has no operations.

Code of Ethics

     The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1996.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 1996, 1995 and 1994. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.

                                 Compensation
                                Year    Salary
                               ----------------
     Dale B. Finfrock, Jr.       1996     $0
                                 1995     $0
                                 1994     $0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 1996 and those options held by him on December 31, 1996.

                   Option Grants in the Last Fiscal Year
                   -------------------------------------

                            Percent of                     Potential realizable
                Number of   total options                    value at assumed
                securities  granted to                       annual rates of
                underlying  employees    Exercise            appreciation of
                option      in fiscal    Price    Expiration for option term
Name            granted     year         ($/share)   Date        5%    10%
-------------------------------------------------------------------------------
D. Finfrock, Jr.   0        N.A.         N.A.      N.A.          0      0

                   Aggregated Fiscal Year-End Option Values
                   ----------------------------------------

              Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal    options at fiscal year-end ($)
Name          year-end (#) (All exercisable)   (All exercisable)
--------------------------------------------------------------------------------
Dale B. Finfrock, Jr.        0                                 0

     Compensation of Directors

     The members of our Board of Directors receive no compensation for their services on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *   Dale B. Finfrock, Jr.;

     *   each of our directors; and

     *   all directors and executive officers as a group.

     There are 2,009,350 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                              Amount and
                              Nature of
Name and Address              Beneficial       Percentage
of Beneficial Owner(1)        Ownership        of Class
----------------------------------------------------------------
Dale B. Finfrock, Jr.         1,312,050(2)     65.3%

All officers and directors
as a group (1 person)         1,312,050(2)     65.3%
______________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Creative Vending Corp., P.O. Box 669, Palm Beach, FL 33480.
(2) Includes 55,750 shares owned by Mr. Finfrock's spouse, 826,550 shares owned by OTC Capital Corporation, 55,000 shares owned by Euro-First Capital Corporation, 80,000 shares owned by TVI Capital Corp., and 25,000 shares owned by Tech-Venture International Corp. Mr. Finfrock is President and majority shareholder of each of the corporations named in this note.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 1996.


                                  Number of                       Number of
                                  securities to    Weighted       securities
                                  be issued        average        remaining
                                  upon exercise    exercise       available
                                  of               price of       for future
                                  outstanding      outstanding    issuance
                                  options,         options,       under equity
                                  warrants and     warrants       compensation
                                  rights           and rights     plans
------------------------------------------------------------------------------
Equity compensation plans approved
 by security holders..............        0            --            0

Equity compensation plans not
 approved by security holders.....        0            --            0
                                      -----                      -----
               Total..............        0            --            0
                                      =====                      =====

Item 12.  Certain Relationships and Related Transactions

     None.
                                    -8-
Item 13.  Exhibits

     (a) Financial Statements

         Report of Independent Registered Public Accounting Firm

         Independent Auditor's Report

         Balance Sheet - December 31, 1996

         Statements of Operations - Years ended December 31, 1996 and 1995 and Period from April 9, 1987 (Inception) to December 31, 1996

         Statement of Changes in Shareholders' Deficiency - Period from April 9, 1987 (Inception) to December 31, 1996

         Statements of Cash Flows - Years ended December 31, 1996 and 1995 and Period from April 9, 1987 (Inception) to December 31, 1996

         Notes to Financial Statements

     (b) Exhibit List

3-a      Articles of Incorporation (1)

3-1(1)   Articles of Amendment of Articles of Incorporation dated February
         7, 1989

3-b      By-laws (1)

10-a Agreement for the Exchange of Common Stock - filed as an exhibit to the Company's Current Report on Form 8-K dated July 13, 2005 and incorporated herein by reference.

16       Letter of Angel E. Lana, P.A.

21       Subsidiaries - None

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification
_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19411-C) and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     In August 2005 Creative Vending retained Webb & Company, P.A. as its principal accountant. Webb & Company, P.A. had performed no services for Creative Vending prior to that date.

     Audit Fees

     Webb & Company, P.A. billed $890 in connection with the audit of the Company's financial statements for the year ended December 31, 1996.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in the year ended December 31, 1996.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the year ended December 31, 1996 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the year ended December 31, 1996.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Creative Vending Corp.

     We have audited the accompanying balance sheet of Creative Vending Corp. as of December 31, 1996, and the related statements of operations, changes in shareholders' deficiency and cash flows for the year ended December 31, 1996 and for the period from April 9, 1987 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Creative Vending Corp. as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period from April 9, 1987 (inception) through December 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $123,675. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY
---------------------
WEBB & COMPANY, P.A.

Boynton Beach, Florida
October 20, 2005

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vending Corp. (a Development Stage Company) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Angel E. Lana, P.A.
-----------------------
Angel E. Lana, P.A.
Certified Public Accountant

May 15, 1996

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1996

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $        -
                                                     ---------
TOTAL ASSETS                                        $        -
                                                     =========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Loans from shareholder                             $      130
                                                     ---------
TOTAL LIABILITIES                                          130
                                                     ---------
SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                                -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                            123,545
 Deficit accumulated during development stage         (123,675)
                                                     ---------
Total Shareholders' Deficiency                            (130)
                                                     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY      $        -
                                                     =========


The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 1996     31, 1995        31, 1996
                                 ---------------------------------------------
REVENUES                          $        -   $        -       $   73,715

COST OF REVENUES                           -            -           80,359
                                   ---------    ---------        ---------
GROSS PROFIT                               -            -           (6,644)

OPERATING EXPENSES
 General and administrative              150            -          117,031
                                   ---------    ---------        ---------
Total Operating Expenses                 150            -          117,031
                                   ---------    ---------        ---------
LOSS BEFORE PROVISION FOR INCOME
 TAXES                                  (150)           -         (123,675)

Provision for Income Taxes                 -            -                -
                                   ---------    ---------        ---------
NET LOSS                          $     (150)  $        -       $ (123,675)
                                   =========    =========        =========
Net loss per common share -
 basic and diluted                $        -   $        -       $   (0.132)
                                   =========    =========        =========
Weighted average number of
 common shares outstanding -
 basic and diluted                 2,009,350    2,009,350          938,031
                                   =========    =========        =========

The accompanying notes are an integral part of these financial statements.

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM APRIL 9, 1987 (INCEPTION) TO DECEMBER 31, 1996

                                                                                         Accumulated
                                                                                         Deficit
                                            Class A          Ordinary                    During
                      Preferred Stock     Common Stock     Common Stock     Subscription Development
                      Shares    Amount  Shares    Amount Shares     Amount  Receivable   Stage          Total
                      -----------------------------------------------------------------------------------------
Balance,
 December 31, 1987         -   $    -        -  $    -         -  $       -   $     -     $       -   $       -

Sale of common stock
 to founders
 ($0.025 per share)        -        -        -       -   200,000      5,000         -             -       5,000

Net loss for the
 year ended
 December 31, 1988         -        -        -       -         -          -         -             -           -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1988         -        -        -       -   200,000      5,000         -             -       5,000

Sale of common stock
 to founders
 ($0.145 per share)        -        -        -       -   789,200    114,425         -             -     114,425

Sale of common stock
 pursuant to a Form
 S-18 registered
 offering, net of
 costs ($3.00 per
 share)                    -        -        -       -     3,600      4,100         -             -       4,100

Net loss for the
 year ended
 December 31, 1989         -        -        -       -         -          -         -      (123,525)   (123,525)
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1989         -        -        -       -   992,800    123,525         -      (123,525)          -

No activity for the
 years ended
 December 31,
 1990 - 1994               -        -        -       -         -          -         -             -           -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1994         -        -        -       -   992,800    123,525         -      (123,525)          -

Common stock issued
 to founders for
 cash ($0.00002
 per share)                -        -        -       - 1,016,550         20       (20)            -           -

Net loss for the
 year ended
 December 31, 1995         -        -        -       -         -          -         -             -           -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1995         -        -        -       - 2,009,350    123,545       (20)     (123,525)          -

Collection of
 subscription
 receivable                -        -        -       -         -          -        20             -          20

Net loss for the
 year ended
 December 31, 1996         -        -        -       -         -          -         -          (150)       (150)
                     ------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 1996         -   $    -        -  $    - 2,009,350  $ 123,545    $    -     $(123,675)   $   (130)
                     ==========================================================================================

The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS

                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 1996     31, 1995        31, 1996
                                 ---------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                          $    (150)   $       -       $ (123,675)
                                    --------     --------         --------
 Net Cash Used In Operating
  Activities                            (150)           -         (123,675)
                                    --------     --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Loans received from shareholder         130            -              130
 Proceeds from sale of common stock       20            -          123,545
                                    --------     --------         --------
 Net Cash Provided By Financing
  Activities                             150            -          123,675
                                    --------     --------         --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -            -                -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                       -            -                -
                                    --------     --------         --------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                     $       -    $       -        $       -
                                    ========     ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the year for
  interest                         $       -    $       -        $       -
                                    ========     ========         ========
 Cash paid during the year for
  income taxes                     $       -    $       -        $       -
                                    ========     ========         ========


The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Organization

     Creative Vending Corp. (the "Company"), a development stage company, was organized under the laws of the State of Florida on April 9, 1987 as HWS MAI Corp. On February 17, 1989, the Company filed an amendment to its articles of incorporation changing its name to Creative Vending Corp.

     The Company, a "shell" entity, intends to effect a merger or acquire the assets or common stock of existing businesses. There can be no assurance of the Company's success in such endeavors.

     The Company only realized one revenue producing transaction in March, 1989 sustaining a loss thereon and has not conducted any business operations.

     Activities during the development stage include development of a business plan, obtaining financing and effecting a merger or acquisition.

     (B) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (C) Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

     (D) Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The income tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

     As of December 31, 1996, the Company had $123,675 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

          NOL Amount         Expiration Period
          ------------------------------------
          $ 123,525          December 31, 2004
                150          December 31, 2011


     A deferred tax asset of $38,250 comprised of $31,448 for federal income taxes and $6,802 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

     (E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of December 31, 1996, and 1995, the Company did not have any common share equivalents.

     (F) Segment Information

     The Company operates in one segment and therefore segment information is not presented.

     (G) Stock-Based Compensation

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

     (H) Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

     123 (revised 2004), "Share-Based Payment", were issued after the Company's December 31, 1996 year-end and do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2.  LOANS FROM SHAREHOLDER

     The Company's founding shareholder loaned the Company $130 in 1996. The loan is unsecured, payable on demand and non-interest bearing (See Note 4).

NOTE 3.  CAPITAL STOCK

     (A) Common Stock

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

     The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

     Common stock issuances from April 9, 1987 (inception) to December 31, 1996 were as follows:

     i. On January 20, 1988, the Company issued 200,000 shares of common stock to its founders for cash of $5,000 ($0.025 per share).

     ii. On January 23, 1989, the Company issued 789,200 shares of common stock to its founders for cash of $114,425 ($0.145 per share).

     iii. During the months of May and June, 1989, the Company issued 3,600 shares of common stock for cash of $10,800 ($3.00 per share) pursuant to a Form S-18 registered offering. The Company incurred $6,700 of offering costs resulting in net proceeds to the Company of $4,100.

     iv. On December 22, 1995, the Company issued 1,016,550 shares of common stock to its founder for cash of $20 ($0.00002 per share).

     The financial statements reflect the retroactive application of the following stock split:

     i. On August 10, 1995, the Company authorized a reverse stock split of one ordinary common share for each 100 shares outstanding.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

     (B) Preferred Stock

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

NOTE 4.  RELATED PARTY TRANSACTIONS

     See Notes 2 and 3.

NOTE 5.  GOING CONCERN

     The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $123,675. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     As more fully discussed in Note 6, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 6.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, the Company entered into an agreement with TetriDyn Solutions, Inc., an unrelated party, (hereinafter referred to as "TSI") to acquire 100% of the common stock of TSI in exchange for 18,000,000 ordinary common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

     i. The Company has been brought into full compliance with its reporting obligations under the Securities Exchange Act of 1934 and TSI obtaining shareholder approval of the agreement.

     ii. The "closing" of this agreement shall occur ten days after each of the two conditions referred to above have been satisfied.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CREATIVE VENDING CORP.

                                       By: /s/ Dale B. Finfrock, Jr.
                                       ----------------------------------
                                       Dale B. Finfrock, Jr., Chief Executive
                                        Officer

     In accordance with the Exchange Act, this Report has been signed below on February 27, 2006 by the following persons, on behalf of the Registrant and in the capacities indicated.


/s/ Dale B. Finfrock, Jr.
--------------------------------
Dale B. Finfrock, Jr., Director
Chief Executive Officer, Chief
 Financial and Accounting Officer