Form 10QSB
period 1997-03-31
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                       Commission File No. 33-19411-C

                           CREATIVE VENDING CORP.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Florida                               65-0008012
  -------------------------------------------------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
   incorporation or organization)

                     P.O. Box 669, Palm Beach, FL 33480
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (561) 833-5092

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [ ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)    Yes  [X]    No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             February 24, 2006
                             Common Voting Stock: 2,009,350

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

PART I  -  FINANCIAL INFORMATION

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF MARCH 31, 1997
                                (UNAUDITED)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $         -
                                                 ---------

TOTAL ASSETS                                   $         -
                                                 =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Loan payable - stockholder                            280
                                                 ---------
TOTAL LIABILITIES                                      280
                                                 ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                            -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                        123,545
 Deficit accumulated during development
  stage                                           (123,825)
                                                 ---------
Total Stockholders' Deficiency                        (280)
                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $         -
                                                 =========

See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                             For the
                                                             Period From
                             For The Three   For The Three   April 9, 1987
                             Months Ended    Months Ended    (Inception) to
                             March 31, 1997  March 31, 1996  March 31, 1997
                             --------------  --------------  --------------
REVENUES                     $          -    $          -    $     73,715

COST OF REVENUES                        -               -          80,359
                              -----------     -----------     -----------
GROSS PROFIT                            -               -          (6,644)

OPERATING EXPENSES
 General and administrative           150             150         117,181
                              -----------     -----------     -----------
Total Operating Expenses              150             150         117,181
                              -----------     -----------     -----------
LOSS FROM OPERATIONS                 (150)           (150)       (123,825)

OTHER INCOME (EXPENSE)
 Interest expense                       -               -               -
 Interest income                        -               -               -
                              -----------     -----------     -----------
Total Other Income (Expense)            -               -               -
                              -----------     -----------     -----------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                        (150)           (150)       (123,825)

Provision for Income Taxes              -               -               -
                              -----------     -----------     -----------
NET LOSS                     $       (150)   $       (150)   $   (123,825)
                              ===========     ===========     ===========
NET LOSS PER SHARE -
 BASIC AND DILUTED           $          -    $          -    $     (0.128)
                              ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED              2,009,350       2,009,350         964,483
                              ===========     ===========     ===========


See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                             For the
                                                             Period From
                             For The Three   For The Three   April 9, 1987
                             Months Ended    Months Ended    (Inception) to
                             March 31, 1997  March 31, 1996  March 31, 1997
                             --------------  --------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                    $       (150) $         (150)   $   (123,825)
                              -----------     -----------     -----------
Net Cash Used In Operating
 Activities                          (150)           (150)       (123,825)
                              -----------     -----------     -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                         150             130             280
 Proceeds from issuance of
  common stock                          -              20         123,545
                              -----------     -----------     -----------
Net Cash Provided By Financing
 Activities                           150             150         123,825
                              -----------     -----------     -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              -               -               -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    -               -               -
                              -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD               $          -    $          -    $          -
                              ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid during the year
  for interest               $          -    $          -    $          -
                              ===========     ===========     ===========
 Cash paid during the year
   for income taxes          $          -    $          -    $          -
                              ===========     ===========     ===========

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A) Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1996.

     (B) Organization

     Creative Vending Corp. (the "Company"), a development stage company, was organized under the laws of the State of Florida on April 9, 1987 as HWS MAI Corp. On February 17, 1989, the Company filed an amendment to its articles of incorporation changing its name to Creative Vending Corp.

     The Company, a "shell" entity, intends to effect a merger or acquire the assets or common stock of existing businesses. There can be no assurance of the Company's success in such endeavours.

     The Company only realized one revenue producing transaction in March 1989 sustaining a loss thereon and has not conducted any business operations.

     Activities during the development stage include development of a business plan, obtaining financing and effecting a merger or acquisition.

     (C) Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.
                                       -4-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1997
                                 (UNAUDITED)

     (D) Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

     (E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 1997 and 1996, there were no common share equivalents outstanding.

     (F) Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The income tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.

     As of March 31, 1997, the Company had $123,825 of net operating loss carryforwards ("NOL") of which $123,525 expired on December 31, 2004 and $150 expires in each of the years ended December 31, 2011 and 2012, respectively. A deferred tax asset of $38,281 comprised of $31,471 for federal income taxes and $6,810 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During the quarter ended March 31, 1997, the Company's valuation allowance increased $31.

     (G) Segment Information

     The Company operates in one segment and therefore segment information is not presented.
                                      -5-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1997
                                 (UNAUDITED)


     (H) Stock-Based Compensation

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

     (I) Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment" do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2	LOANS FROM SHAREHOLDER

     The Company's founding shareholder loaned the Company $130 in 1996 and $150 during the quarter ended March 31, 1997. As of March 31, 1997, the Company owes the shareholder $280. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

NOTE 3	STOCKHOLDERS' EQUITY

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

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1997
                                 (UNAUDITED)

     The common shares carry no pre-emptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

     Common stock issuances from April 9, 1987 (inception) to March 31, 1997 were as follows:

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

     iv. On December 22, 1995 the Company issued 1,016,550 shares of common stock to its founder for cash of $20 ($0.00002 per share).

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

     NOTE 4  RELATED PARTY TRANSACTIONS

     See Notes 2 and 3.
                                     -7-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1997
                                 (UNAUDITED)

NOTE 5	GOING CONCERN

     The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $123,825. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     As more fully discussed in Note 6, on July 13, 2005, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

     On July 13, 2005, the Company entered into an agreement with TetriDyn Solutions, Inc., an unrelated party, (hereinafter referred to as "TSI") to acquire 100% of the common stock of TSI in exchange for 18,000,000 ordinary common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

     i. The Company has been brought into full compliance with its reporting obligations under the Securities Exchange Act of 1934 and TSI obtaining shareholder approval of the agreement.

     ii. The "closing" of this agreement shall occur ten days after each of the two conditions referred to above have been satisfied.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the three month periods ended March 31, 1997 and 1996, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At March 31, 1997 Creative Vending had no assets and only one liability:
$280 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of March 31, 1997 did not involve the implementation of any critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.  Dale B. Finfrock,
Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of March 31, 1997. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of March 31, 1997 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Creative Vending's 1997 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31  Rule 13a-14(a) Certification

     32  Rule 13a-14(b) Certification


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CREATIVE VENDING CORP.

Date: February 27, 2006           By: /s/ Dale B. Finfrock, Jr.
                                  -------------------------------------------
                                  Dale B. Finfrock, Jr., Chief Executive
                                   Officer, Chief Financial Officer, Chief
                                   Accounting Officer