Form 10QSB
period 1997-06-30
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 33-19411-C

                            CREATIVE VENDING CORP.
               ---------------------------------------------
               (Name of Small Business Issuer in its Charter)

             Florida                                  65-0008012
   -----------------------------------------------------------------------
    (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
     incorporation or organization)

                     P.O. Box 669, Palm Beach, FL 33480
                  ---------------------------------------
                  (Address of Principal Executive Offices)

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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                           AS OF JUNE 30, 1997
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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                   For the
                                                                   Period From
                       For The    For The    For The    For The    April 9,
                       Three      Three      Six        Six        1987
                       Months     Months     Months     Months     (Inception)
                       Ended June Ended June Ended June Ended June to June
                       30, 1997   30, 1996   30, 1997   30, 1996   30, 1997
-------------------------------------------------------------------------------
REVENUES               $       -  $       -  $       -  $       -  $   73,715

COST OF REVENUES               -          -          -          -      80,359
                        --------   --------   --------   --------   ---------
GROSS PROFIT                   -          -          -          -      (6,644)

OPERATING EXPENSES
 General and
  administrative               -          -        150        150     117,181
                        --------   --------   --------   --------   ---------
Total Operating Expenses       -          -        150        150     117,181
                        --------   --------   --------   --------   ---------

LOSS FROM OPERATIONS           -          -       (150)      (150)   (123,825)

OTHER INCOME (EXPENSE)
 Interest expense              -          -          -          -           -
 Interest income               -          -          -          -           -
                        --------   --------   --------   --------   ---------
Total Other Income
 (Expense)                     -          -          -          -           -
                        --------   --------   --------   --------   ---------
LOSS BEFORE PROVISION
 FOR INCOME TAXES              -          -       (150)      (150)   (123,825)

Provision for Income
 Taxes                         -          -          -          -           -
                        --------   --------   --------   --------   ---------
NET LOSS               $       -  $       -  $    (150) $    (150) $ (123,825)
                        ========   ========   ========   ========   =========
NET LOSS PER SHARE -
 BASIC AND DILUTED     $       -  $       -  $       -  $       -  $   (0.125)
                        ========   ========   ========   ========   =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED     2,009,350  2,009,350  2,009,350  2,009,350     989,934
                       =========  =========  =========  =========   =========

See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                    For the
                                                                  Period From
                                        For The       For The       April 9,
                                          Six           Six          1987
                                         Months        Months     (Inception)
                                       Ended June    Ended June     to June
                                        30, 1997      30, 1996     30, 1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $    (150)    $    (150)   $ (123,825)
                                        --------      --------     ---------
 Net Cash Used In Operating Activities      (150)         (150)     (123,825)
                                        --------      --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable -
  stockholder                                150           130           280
 Proceeds from issuance of common stock        -            20       123,545
                                        --------      --------     ---------
 Net Cash Provided By Financing
  Activities                                 150           150       123,825
                                        --------      --------     ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              -             -             -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     -             -             -
                                        --------      --------     ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                $       -     $       -    $        -
                                        ========      ========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  interest                             $       -     $       -    $        -
                                        ========      ========     =========
 Cash paid during the year for income
  taxes                                $       -     $       -    $        -
                                        ========      ========     =========


See accompanying notes to financial statements.

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF JUNE 30, 1997
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

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF JUNE 30, 1997
                                (UNAUDITED)

(D) Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

(E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 1997 and 1996, there were no common share equivalents outstanding.

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

     As of June 30, 1997, the Company had $123,825 of net operating loss carryforwards ("NOL") of which $123,525 expired on December 31, 2004 and $150 expires in each of the years ended December 31, 2011 and 2012, respectively. A deferred tax asset of $38,281 comprised of $31,471 for federal income taxes and $6,810 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During the six months ended June 30, 1997, the Company's valuation allowance increased $31, for the quarter ended June 30, 1997, there was no change in the valuation allowance.

(G) Segment Information

     The Company operates in one segment and therefore segment information is not presented.
                                     -5-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF JUNE 30, 1997
                                (UNAUDITED)

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

     The Company's founding shareholder loaned the Company $130 in 1996 and $150 during the quarter ended March 31, 1997. As of June 30, 1997, the Company owes the shareholder $280. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

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

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF JUNE 30, 1997
                                (UNAUDITED)

     The common shares carry no pre-emptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

     Common stock issuances from April 9, 1987 (inception) to June 30, 1997 were as follows:

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

     See Notes 2 and 3.
                                     -7-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF JUNE 30, 1997
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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     Creative Vending has not had any business operations since 1989.
During the six month periods ended June 30, 1997 and 1996, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At June 30, 1997 Creative Vending had no assets and only one liability:
$280 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of June 30, 1997 did not involve the implementation of any critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of June 30, 1997. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of June 30, 1997 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of Creative Vending's 1997 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits

     31   Rule 13a-14(a) Certification
     32   Rule 13a-14(b) Certification


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CREATIVE VENDING CORP.

Date: February 27, 2006      By: /s/ Dale B. Finfrock, Jr.
                             -----------------------------------------------
                             Dale B. Finfrock, Jr., Chief Executive Officer,
                              Chief Financial Officer, Chief Accounting
                              Officer