Form 10KSB
period 1997-12-31
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1997

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

     (d) Sale of Unregistered Securities

         The Company did not issue any unregistered equity securities during the 4th quarter of its 1997 fiscal year.

     (e) Repurchase of Equity Securities

         The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 1997 fiscal year.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the years ended December 31, 1997 and 1996, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At December 31, 1997 Creative Vending had no assets and only one liability: $280 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 1997 did not involve the implementation of any critical accounting policies.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The resignation of the Company's principal independent accountant in October 2003 was reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Item 8A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of December 31, 1997. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of December 31, 1997 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Creative Vending's 1997 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1997.

Item 10. Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 1997, 1996 and 1994. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 1997 exceeded $100,000.

                                 Compensation
                                Year    Salary
                               ----------------
     Dale B. Finfrock, Jr.       1997     $0
                                 1996     $0
                                 1995     $0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 1997 and those options held by him on December 31, 1997.

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

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 1997.


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

Item 12.  Certain Relationships and Related Transactions

     None.
                                    -8-
Item 13.  Exhibits

     (a) Financial Statements

         Report of Independent Registered Public Accounting Firm

         Balance Sheet - December 31, 1997

         Statements of Operations - Years ended December 31, 1997 and 1996 and Period from April 9, 1987 (Inception) to December 31, 1997

         Statement of Changes in Shareholders' Deficiency - Period from April 9, 1987 (Inception) to December 31, 1997

         Statements of Cash Flows - Years ended December 31, 1997 and 1996 and Period from April 9, 1987 (Inception) to December 31, 1997

         Notes to Financial Statements

     (b) Exhibit List

3-a      Articles of Incorporation (1)

3-1(1)   Articles of Amendment of Articles of Incorporation dated February
         7, 1989

3-b      By-laws (1)

10-a Agreement for the Exchange of Common Stock - filed as an exhibit to the Company's Current Report on Form 8-K dated July 13, 2005 and incorporated herein by reference.

16 Letter of Angel E. Lana, P.A. - filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

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

     Audit Fees

     Webb & Company, P.A. billed $890 in connection with the audit of the Company's financial statements for the year ended December 31, 1997.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in the year ended December 31, 1997.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the year ended December 31, 1997 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the year ended December 31, 1997.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Creative Vending Corp.

     We have audited the accompanying balance sheet of Creative Vending Corp. as of December 31, 1997, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 1997 and 1996 and for the period from April 9, 1987 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Creative Vending Corp. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period from April 9, 1987 (inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WEBB & COMPANY
---------------------
WEBB & COMPANY, P.A.

Boynton Beach, Florida
October 20, 2005

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 1997

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $        -
                                                     ---------
TOTAL ASSETS                                        $        -
                                                     =========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Loans from shareholder                             $      280
                                                     ---------
TOTAL LIABILITIES                                          280
                                                     ---------
SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                                -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                            123,545
 Deficit accumulated during development stage         (123,825)
                                                     ---------
Total Shareholders' Deficiency                            (280)
                                                     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY      $        -
                                                     =========


The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 1997     31, 1996        31, 1997
                                 ---------------------------------------------
REVENUES                          $        -   $        -       $   73,715

COST OF REVENUES                           -            -           80,359
                                   ---------    ---------        ---------
GROSS PROFIT                               -            -           (6,644)

OPERATING EXPENSES
 General and administrative              150          150          117,181
                                   ---------    ---------        ---------
Total Operating Expenses                 150          150          117,181
                                   ---------    ---------        ---------
LOSS BEFORE PROVISION FOR INCOME
 TAXES                                  (150)        (150)        (123,825)

Provision for Income Taxes                 -            -                -
                                   ---------    ---------        ---------
NET LOSS                          $     (150)  $     (150)      $ (123,825)
                                   =========    =========        =========
Net loss per common share -
 basic and diluted                $        -   $        -       $   (0.119)
                                   =========    =========        =========
Weighted average number of
 common shares outstanding -
 basic and diluted                 2,009,350    2,009,350        1,037,784
                                   =========    =========        =========

The accompanying notes are an integral part of these financial statements.

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM APRIL 9, 1987 (INCEPTION) TO DECEMBER 31, 1997

                                                                                         Accumulated
                                                                                         Deficit
                                            Class A          Ordinary                    During
                      Preferred Stock     Common Stock     Common Stock     Subscription Development
                      Shares    Amount  Shares    Amount Shares     Amount  Receivable   Stage          Total
                      -----------------------------------------------------------------------------------------
Balance,
 December 31, 1987         -   $    -        -  $    -          -  $       -   $     -     $       -   $      -

Sale of common stock
 to founders
 ($0.025 per share)        -        -        -       -    200,000      5,000         -             -      5,000

Net loss for the
 year ended
 December 31, 1988         -        -        -       -          -          -         -             -          -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1988         -        -        -       -    200,000      5,000         -             -      5,000

Sale of common stock
 to founders
 ($0.145 per share)        -        -        -       -    789,200    114,425         -             -    114,425

Sale of common stock
 pursuant to a Form
 S-18 registered
 offering, net of
 costs ($3.00 per
 share)                    -        -        -       -      3,600      4,100         -             -      4,100

Net loss for the
 year ended
 December 31, 1989         -        -        -       -          -          -         -      (123,525)  (123,525)
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1989         -        -        -       -    992,800    123,525         -      (123,525)         -

No activity for the
 years ended
 December 31,
 1990 - 1994               -        -        -       -          -          -         -             -          -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1994         -        -        -       -    992,800    123,525         -      (123,525)         -

Common stock issued
 to founders for
 cash ($0.00002
 per share)                -        -        -       -  1,016,550         20       (20)            -          -

Net loss for the
 year ended
 December 31, 1995         -        -        -       -          -          -         -             -          -
                     ------------------------------------------------------------------------------------------
Balance,
 December 31, 1995         -        -        -       -  2,009,350    123,545       (20)     (123,525)         -

Collection of
 subscription
 receivable                -        -        -       -          -          -        20             -         20

Net loss for the
 year ended
 December 31, 1996         -        -        -       -          -          -         -          (150)      (150)
                     ------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 1996         -        -        -       -  2,009,350    123,545         -     $(123,675)      (130)

Net loss for the
 year ended
 December 31, 1997         -        -        -       -          -          -         -          (150)      (150)
                     ------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 1997         -   $    -        -  $    -  2,009,350  $ 123,545    $    -     $(123,825)   $  (280)
                     ==========================================================================================



The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS

                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 1997     31, 1996        31, 1997
                                 ---------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                          $    (150)   $    (150)      $ (123,825)
                                    --------     --------         --------
 Net Cash Used In Operating
  Activities                            (150)        (150)        (123,825)
                                    --------     --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Loans received from shareholder         150          130              280
 Proceeds from sale of common stock        -           20          123,545
                                    --------     --------         --------
 Net Cash Provided By Financing
  Activities                             150          150          123,825
                                    --------     --------         --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -            -                -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                       -            -                -
                                    --------     --------         --------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                     $       -    $       -        $       -
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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

     As of December 31, 1997, the Company had $123,825 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

          NOL Amount         Expiration Period
          ------------------------------------
          $ 123,525          December 31, 2004
                150          December 31, 2011
                150          December 31, 2012


     A deferred tax asset of $38,281 comprised of $31,471 for federal income taxes and $6,810 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

     (E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of December 31, 1997, and 1996, the Company did not have any common share equivalents.

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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

     123 (revised 2004), "Share-Based Payment", were issued after the Company's December 31, 1997 year-end and do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2.  LOANS FROM SHAREHOLDER

     The Company's founding shareholder loaned the Company $130 in 1996 and $150 in 1997. As of December 31, 1997, the Company owed the shareholder $280. The loan is unsecured, payable on demand and non-interest bearing (See Note 4).

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

     Common stock issuances from April 9, 1987 (inception) to December 31, 1997 were as follows:

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

     iv. On December 22, 1996, the Company issued 1,016,550 shares of common stock to its founder for cash of $20 ($0.00002 per share).

     The financial statements reflect the retroactive application of the following stock split:

     i. On August 10, 1996, the Company authorized a reverse stock split of one ordinary common share for each 100 shares outstanding.

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

NOTE 6.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company entered into an agreement with TetriDyn Solutions, Inc., an unrelated party, (hereinafter referred to as "TSI") to acquire 100% of the common stock of TSI in exchange for 18,000,000 ordinary common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

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