Form 10QSB
period 1999-03-31
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF MARCH 31, 1999
                                (UNAUDITED)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                     $         -
                                                 ---------

TOTAL ASSETS                                   $         -
                                                 =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Loan payable - stockholder                            580
                                                 ---------
TOTAL LIABILITIES                                      580
                                                 ---------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                            -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                        123,545
 Deficit accumulated during development
  stage                                           (124,125)
                                                 ---------
Total Stockholders' Deficiency                        (580)
                                                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $         -
                                                 =========

See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                             For the
                                                             Period From
                             For The Three   For The Three   April 9, 1987
                             Months Ended    Months Ended    (Inception) to
                             March 31, 1999  March 31, 1998  March 31, 1999
                             --------------  --------------  --------------
REVENUES                     $          -    $          -    $     73,715

COST OF REVENUES                        -               -          80,359
                              -----------     -----------     -----------
GROSS PROFIT                            -               -          (6,644)

OPERATING EXPENSES
 General and administrative           150             150         117,481
                              -----------     -----------     -----------
Total Operating Expenses              150             150         117,481
                              -----------     -----------     -----------
LOSS FROM OPERATIONS                 (150)           (150)       (124,125)

OTHER INCOME (EXPENSE)
 Interest expense                       -               -               -
 Interest income                        -               -               -
                              -----------     -----------     -----------
Total Other Income (Expense)            -               -               -
                              -----------     -----------     -----------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                        (150)           (150)       (124,125)

Provision for Income Taxes              -               -               -
                              -----------     -----------     -----------
NET LOSS                     $       (150)   $       (150)   $   (124,125)
                              ===========     ===========     ===========
NET LOSS PER SHARE -
 BASIC AND DILUTED           $          -    $          -    $     (0.109)
                              ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED              2,009,350       2,009,350       1,138,827
                              ===========     ===========     ===========


See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                             For the
                                                             Period From
                             For The Three   For The Three   April 9, 1987
                             Months Ended    Months Ended    (Inception) to
                             March 31, 1999  March 31, 1998  March 31, 1999
                             --------------  --------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                    $       (150) $         (150)   $   (124,125)
                              -----------     -----------     -----------
Net Cash Used In Operating
 Activities                          (150)           (150)       (124,125)
                              -----------     -----------     -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                         150             150             580
 Proceeds from issuance of
  common stock                          -               -         123,545
                              -----------     -----------     -----------
Net Cash Provided By Financing
 Activities                           150             150         124,125
                              -----------     -----------     -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS              -               -               -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                    -               -               -
                              -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD               $          -    $          -    $          -
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
                              ===========     ===========     ===========

                             CREATIVE VENDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1999
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

     For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1999
                                 (UNAUDITED)

     (D) Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

     (E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 1999 and 1998, there were no common share equivalents outstanding.

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

     As of March 31, 1999, the Company had $124,125 of net operating loss carryforwards ("NOL") of which $123,525 expired on December 31, 2004 and $150 expires in each of the years ended December 31, 2011 through 2014.
     A deferred tax asset of $38,343 comprised of $31,517 for federal income taxes and $6,826 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During the quarter ended March 31, 1999, the Company's valuation allowance increased $31.

     (G) Segment Information

     The Company operates in one segment and therefore segment information is not presented.
                                      -5-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1999
                                 (UNAUDITED)


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

     The Company's founding shareholder loaned the Company $130 in 1996, $150 in each of the two years ended December 31, 1997 and 1998, respectively, and $150 during the quarter ended March 31, 1999. As of March 31, 1999, the Company owes the shareholder $580. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

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

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1999
                                 (UNAUDITED)

     The common shares carry no pre-emptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

     Common stock issuances from April 9, 1987 (inception) to March 31, 1999 were as follows:

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

     NOTE 4  RELATED PARTY TRANSACTIONS

     See Notes 2 and 3.
                                     -7-

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MARCH 31, 1999
                                 (UNAUDITED)

NOTE 5	GOING CONCERN

     The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $124,125. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the three month periods ended March 31, 1999 and 1998, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At March 31, 1999 Creative Vending had no assets and only one liability:
$580 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of March 31, 1999 did not involve the implementation of any critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.  Dale B. Finfrock,
Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of March 31, 1999. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of March 31, 1999 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Creative Vending's 1999 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

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