Form 10QSB
period 1999-09-30
CREATIVE VENDING CORP
filed 2006-02-28
CIK 827099

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                            CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                          AS OF SEPTEMBER 30, 1999
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                  $         -
                                             ----------
TOTAL ASSETS                                $         -
                                             ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Loan payable - stockholder                         580
                                             ----------
TOTAL LIABILITIES                                   580

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                         -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized,
  no Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                     123,545
 Deficit accumulated during development
  stage                                        (124,125)
                                             ----------
Total Stockholders' Deficiency                     (580)
                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                 $         -
                                             ==========


See accompanying notes to financial statements.

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                   For the
                                                                   Period From
                       For The    For The    For The    For The    April 9,
                       Three      Three      Nine       Nine       1987
                       Months     Months     Months     Months     (Inception)
                       Ended Sept Ended Sept Ended Sept Ended Sept to Sept
                       30, 1999   30, 1998   30, 1999   30, 1998   30, 1999
-------------------------------------------------------------------------------
REVENUES               $       -  $       -  $       -  $       -  $   73,715

COST OF REVENUES               -          -          -          -      80,359
                        --------   --------   --------   --------   ---------
GROSS PROFIT                   -          -          -          -      (6,644)

OPERATING EXPENSES
 General and
  administrative               -          -        150        150     117,481
                        --------   --------   --------   --------   ---------
Total Operating Expenses       -          -        150        150     117,481
                        --------   --------   --------   --------   ---------
LOSS FROM OPERATIONS           -          -       (150)      (150)   (124,125)

OTHER INCOME (EXPENSE)
 Interest expense              -          -          -          -           -
 Interest income               -          -          -          -           -
                        --------   --------   --------   --------   ---------
Total Other Income
 (Expense)                     -          -          -          -           -

LOSS BEFORE PROVISION
 FOR INCOME TAXES              -          -       (150)      (150)   (123,025)

Provision for Income
 Taxes                         -          -          -          -           -
                        --------   --------   --------   --------    --------
NET LOSS               $       -  $       -  $    (150) $    (150)  $(124,125)
                        ========   ========   ========   ========    ========
NET LOSS PER SHARE -
 BASIC AND DILUTED     $       -  $       -  $       -  $       -   $  (0.106)
                        ========   ========   ========   ========    ========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING -
 BASIC AND DILUTED    2,009,350  2,009,350   2,009,350  2,009,350   1,173,778
                      =========  =========   =========  =========   =========


See accompanying notes to financial statements.

                                           For The    For The     For The
                                           Nine       Nine        Period From
                                           Months     Months      April 9, 1987
                                           Ended      Ended       (Inception)
                                           Sept       Sept        to Sept
                                           30, 1999   30, 1998    30, 1999
                                          -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $    (150) $    (150)   $ (124,125)
                                           --------   --------     ---------
 Net Cash Used In Operating Activities         (150)      (150)     (124,125)
                                           --------   --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable - stockholder       150        150           580
 Proceeds from issuance of common stock           -          -       123,545
                                           --------   --------     ---------
Net Cash Provided By Financing Activities       150        150       124,125
                                           --------   --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      -          -             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                           -          -             -
                                           --------   --------     ---------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $       -  $       -    $        -
                                           ========   ========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest   $       -  $       -    $        -
                                           ========   ========     =========
 Cash paid during the year for income
  taxes                                   $       -  $       -    $        -
                                           ========   ========     =========

See accompanying notes to financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1999
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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1999
                                (UNAUDITED)

(D) Cash and Cash Equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

(E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 1999 and 1998, there were no common share equivalents outstanding.

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

     As of September 30, 1999, the Company had $124,125 of net operating loss carryforwards ("NOL") of which $123,525 expired on December 31, 2004 and $150 expires in each of the four years ended December 31, 2011 through 2014, respectively. A deferred tax asset of $38,343 comprised of $31,517 for federal income taxes and $6,826 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During the nine months ended September 30, 1999, the Company's valuation allowance increased $31, for the quarter ended September 30, 1999, there was no change in the valuation allowance.

(G) Segment Information

     The Company operates in one segment and therefore segment information is not presented.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1999
                                (UNAUDITED)

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

     The Company's founding shareholder loaned the Company $130 in 1996, $150 in each of the two years ended December 31, 1997 and 1998, respectively, and $150 during the quarter ended March 31, 1999. As of September 30, 1999, the Company owes the shareholder $580. The loans are unsecured, payable on demand and non-interest bearing (See
     Note 4).

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

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1999
                                (UNAUDITED)

     The common shares carry no pre-emptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

     Common stock issuances from April 9, 1987 (inception) to September 30, 1999 were as follows:

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

     See Notes 2 and 3.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 1999
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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the nine month periods ended September 30, 1999 and 1998, Creative Vending had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At September 30, 1999 Creative Vending had no assets and only one liability: $580 owed to its President. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of September 30, 1999 did not involve the implementation of any critical accounting policies.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of September 30, 1999. Pursuant to Rule13a-
15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of September 30, 1999 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of Creative Vending's 1999 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

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