Form 10KSB
period 2005-12-31
CREATIVE VENDING CORP
filed 2006-03-20
CIK 827099

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2005

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No. 33-19411-C

                             CREATIVE VENDING CORP.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

             Florida                                  65-0008012
     -------------------------------------------------------------------
      (State or other jurisdiction           (I.R.S. Employer ID Number)
       of incorporation or organization)

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

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of March 13, 2006 was $0. There has never been a quoted market for the common stock.

As of March 13, 2006 the number of shares outstanding of the Registrant's common stock was 2,009,350 shares, no par value.

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


                                   PART I

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

     (d) Sale of Unregistered Securities

     The Company did not issue any unregistered equity securities during the 4th quarter of its 2005 fiscal year.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 2005 fiscal year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Operations

     Creative Vending has not had any business operations since 1989. During the years ended December 31, 2005 and 2004, Creative Vending had no revenue. During 2005 it incurred $16,071 in expenses, most of which was attributable to its efforts to effect a share exchange with TetriDyn Solutions, Inc. During 2004, Creative Vending's only expense consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At December 31, 2005 Creative Vending had no assets, only two liabilities: $1,793 owed to its President and an accrued expense of $4,500. It does not have sufficient resources to continue in business, and will rely on its President to loan it money in order to do so. Creative Vending's President has committed to pay the cost of continuing in business as a shell. Accordingly, we expect to have sufficient cash to continue our existence for the foreseeable future.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of December 31, 2005 did not involve the implementation of any critical accounting policies.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Creative Vending's disclosure controls and procedures as of December 31, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Creative Vending in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Creative Vending is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Creative Vending's system of disclosure controls and procedures was effective as of December 31, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Creative Vending's 2005 fiscal year that has materially affected or is reasonably likely to materially affect Creative Vending's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2005, 2004 and 2003. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.

Compensation               Year   Salary
------------------------------------------

Dale B. Finfrock, Jr.      2005     $0
                           2004     $0
                           2003     $0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.


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

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner(1)		Ownership		of Class
--------------------------------------------------------------------
Dale B. Finfrock, Jr.           1,312,050(2)              65.3%

All officers and directors
as a group (1 person)		1,312,050(2)   	 65.3%
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


Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2005.


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

	None.
<PAGE)

ITEM 13. EXHIBITS

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheet - December 31, 2005

     Statements of Operations - Years ended December 31, 2005 and 2004 and Period from April 9, 1987 (Inception) to December 31, 2005.

     Statement of Changes in Shareholders' Deficiency - Period from April 9, 1987 (Inception) to December 31, 2005.

     Statements of Cash Flows - Years ended December 31, 2005 and 2004 and Period from April 9, 1987 (Inception) to December 31, 2005.

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

     Audit Fees

     Webb & Company, P.A. billed $2,100 in connection with the audit of the Company's financial statements for the year ended December 31, 2005.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in the year ended December 31, 2005.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the year ended December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the year ended December 31, 2005.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Creative Vending Corp.

We have audited the accompanying balance sheet of Creative Vending Corp. as of December 31, 2005, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from April 9, 1987 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Creative Vending Corp. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from April 9, 1987 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $140,946. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5.
The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 8, 2006

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF DECEMBER 31, 2005


ASSETS

CURRENT ASSETS

 Cash and cash equivalents                           $       -
                                                      --------
TOTAL ASSETS                                         $       -
                                                      ========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES

 Accrued expenses                                    $   4,500
 Loans from shareholder                                  1,793
                                                      --------
TOTAL LIABILITIES                                        6,293
                                                      --------

SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued and
  outstanding                                                -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 2,009,350
  ordinary common shares issued and
  outstanding, respectively                            123,545
 Contributed capital                                    11,108
 Deficit accumulated during development stage         (140,946)
                                                      --------
Total Shareholders' Deficiency                          (6,293)
                                                      --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY       $       -
                                                      ========

The accompanying notes are an integral part of these financial statements.

                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 2005     31, 2004        31, 2005
                                 ---------------------------------------------
REVENUES                          $        -   $        -       $   73,715

COST OF REVENUES                           -            -           80,359
                                   ---------    ---------        ---------
GROSS PROFIT                               -            -           (6,644)

OPERATING EXPENSES
 General and administrative           15,736          150          133,967
                                   ---------    ---------        ---------
Total Operating Expenses              15,736          150          133,967
                                   ---------    ---------        ---------
LOSS FROM OPERATIONS                 (15.736)        (150)        (124,875)

OTHER EXPENSES
 Interest Expense                        335            -              335
                                   ---------    ---------        ---------
Total Other Expenses                     335            -              335

LOSS BEFORE PROVISION FOR INCOME
 TAXES                               (16,071)        (150)        (140,946)

Provision for Income Taxes                 -            -                -
                                   ---------    ---------        ---------
NET LOSS                          $  (16,071)  $     (150)      $ (140,946)
                                   =========    =========        =========
Net loss per common share -
 basic and diluted                $        -   $        -       $    (0.10)
                                   =========    =========        =========
Weighted average number of
 common shares outstanding -
 basic and diluted                 2,009,350    2,009,350        1,444,319
                                   =========    =========        =========

The accompanying notes are an integral part of these financial statements.

                                                                F-3
                            CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM APRIL 9, 1987 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                      Accumulated
                                                                                                      Deficit
                                            Class A          Ordinary                                 During
                      Preferred Stock     Common Stock     Common Stock     Contributed  Subscription Development
                      Shares    Amount  Shares    Amount Shares     Amount  Capital      Receivable   Stage          Total
                      ----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1987         -   $    -        -  $    -          -  $       -   $     -     $      -   $       -   $      -

Sale of common stock
 to founders
 ($0.025 per share)        -        -        -       -    200,000      5,000         -            -           -      5,000

Net loss for the
 year ended
 December 31, 1988         -        -        -       -          -          -         -            -           -          -
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1988         -        -        -       -    200,000      5,000         -            -           -      5,000

Sale of common stock
 to founders
 ($0.145 per share)        -        -        -       -    789,200    114,425         -            -           -    114,425

Sale of common stock
 pursuant to a Form
 S-18 registered
 offering, net of
 costs ($3.00 per
 share)                    -        -        -       -      3,600      4,100         -            -           -      4,100

Net loss for the
 year ended
 December 31, 1989         -        -        -       -          -          -         -            -    (123,525)  (123,525)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1989         -        -        -       -    992,800    123,525         -            -    (123,525)         -

No activity for the
 years ended
 December 31,
 1990 - 1994               -        -        -       -          -          -         -            -           -          -
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994         -        -        -       -    992,800    123,525         -            -    (123,525)         -

Common stock issued
 to founders for
 cash ($0.00002
 per share)                -        -        -       -  1,016,550         20         -          (20)          -          -

Net loss for the
 year ended
 December 31, 1995         -        -        -       -          -          -         -            -           -          -
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995         -        -        -       -  2,009,350    123,545         -          (20)   (123,525)         -

Collection of
 subscription
 receivable                -        -        -       -          -          -                     20           -         20

Net loss for the
 year ended
 December 31, 1996         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 1996         -        -        -       -  2,009,350    123,545         -            -    (123,675)      (130)

Net loss for the
 year ended
 December 31, 1997         -        -        -       -         -          -          -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1997         -        -        -       -  2,009,350    123,545         -            -    (123,825)      (280)

Net loss for the
 year ended
 December 31, 1998         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1998         -        -        -       -  2,009,350    123,545         -            -    (123,975)      (430)

Net loss for the
 year ended
 December 31, 1999         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 1999         -        -        -       -  2,009,350    123,545         -            -    (124,125)      (580)

Net loss for the
 year ended
 December 31, 2000         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 2000         -        -        -       -  2,009,350    123,545         -            -    (124,275)      (730)

Net loss for the
 year ended
 December 31, 2001         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 2001         -        -        -       -  2,009,350    123,545         -            -    (124,425)      (880)

Net loss for the
 year ended
 December 31, 2002         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 2002         -        -        -       -  2,009,350    123,545         -            -    (124,575)    (1,030)

Net loss for the
 year ended
 December 31, 2003         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
Balance,
 December 31, 2003         -        -        -       -  2,009,350    123,545         -            -    (124,725)    (1,180)

Net loss for the
 year ended
 December 31, 2004         -        -        -       -          -          -         -            -        (150)      (150)
                     -----------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2004         -        -        -       -  2,009,350    123,545         -            -    (124,875)    (1,330)

Contributed capital        -        -        -       -          -          -    11,108            -           -      11,108

Net loss for the
 year ended December
 31, 2005                  -        -        -       -          -          -         -            -     (16,071)    (16,071)
                     ------------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2005         -   $    -        -   $   -  2,009,350   $123,545   $11,108       $    -   $(140,946)  $  (6,293)
                     ==========================================================================================



The accompanying notes are an integral part of these financial statements.

                           CREATIVE VENDING CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS

                                                                  For the
                                                                Period from
                                     For the      For the      April 9, 1987
                                   Year Ended   Year Ended    (Inception) to
                                    December     December        December
                                    31, 2005     31, 2004        31, 2005
                                 ---------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                          $ (16,071)   $    (150)      $ (140,946)
 In-kind contributions                 1,335            -            1,335

 Changes in operating assets and
  liabilities:
  Increase in accrued expenses         4,500            -            4,500
                                    --------     --------         --------
 Net Cash Used In Operating
  Activities                         (10,236)        (150)        (135,111)
                                    --------     --------         --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Loans received from shareholder         463          150            1,793
 Contributed Capital                   9,773            -            9,773
 Proceeds from sale of common stock        -            -          123,545
                                    --------     --------         --------
 Net Cash Provided By Financing
  Activities                          10,236          150          135,111
                                    --------     --------         --------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      -            -                -

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                       -            -                -
                                    --------     --------         --------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                     $       -    $       -        $       -
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

                           CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           CREATIVE VENDING CORP.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     As of December 31, 2005, the Company had $17,421 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

                   NOL Amount           Expiration Period
                  ------------          ----------------------
                    $   300             December 31, 2011-2012
                      1,050             December 31, 2018-2024
                      6,071             December 31, 2025

     A deferred tax asset of $3,574 comprised of $2,618 for federal income taxes and $956 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. The Company's valuation allowance increased by $3,295 in the year ended December 31, 2005.

     (E) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of December 31, 2005, and 2004, the Company did not have any common share equivalents.

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

     (H) Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment", do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2  LOANS FROM SHAREHOLDER

     The Company's founding shareholder loaned the Company $130 in 1996, $150 in each of the eight fiscal years from December 31, 1997 to December 31, 2004, and $463 in the year ended December 31, 2005. As of December 31, 2005, the Company owed the shareholder $1,793. The loan is unsecured, payable on demand and non-interest bearing (See Note 4). Interest has been imputed at a rate of 4% per annum and recorded as an in-kind contribution.

NOTE 3	CAPITAL STOCK

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

     Common stock issuances from April 9, 1987 (inception) to December 31, 2005 were as follows:

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

     (C) In-Kind Contribution

     During 2005, the company recorded interest expense of $335 on the shareholder loan as an in-kind contribution. (See Note 2)

     During 2005, the President provided services to the company valued at $1,000. These services were recorded as an in-kind contribution.

     During 2005, a related party paid for $9,773 of the administrative expenses on behalf of the company which has been recorded as an in-kind contribution. (See Note 6)

NOTE 4	RELATED PARTY TRANSACTIONS

     See Notes 2 and 3.

NOTE 5	GOING CONCERN

     The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $140,946. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     As more fully discussed in Note 6, on July 13, 2005, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 6	SHARE EXCHANGE AGREEMENT

     On July 13, 2005, the Company entered into an agreement with an unrelated party (hereinafter referred to as "TSI") to acquire 100% of the common stock of TSI in exchange for 18,000,000 ordinary common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

     i. The Company has been brought into full compliance with its reporting obligations under the Securities Exchange Act of 1934 and
     ii.   TSI obtaining shareholder approval of the agreement.

     The "closing" of this agreement shall occur ten days after each of the
     two conditions   referred to above have been satisfied.

     During the quarter ended December 31, 2005, the Company incurred $14,273 of accounting, auditing and legal fees associated with the Company's efforts to comply with the reporting obligations of the Securities Exchange Act of 1934. TSI paid $9,773 of the aforementioned professional fees, without recourse to the Company, during the quarter ended December 31, 2005. Accordingly, the Company charged the $14,273 of professional fees to general and administrative expenses and the $9,773 paid by TSI is recorded in the balance sheet as contributed capital under the caption of shareholders' deficiency.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CREATIVE VENDING CORP.

                                      By: /s/ Dale B. Finfrock, Jr.
                                      --------------------------------------
                                      Dale B. Finfrock, Jr., Chief Executive
                                       Officer

     In accordance with the Exchange Act, this Report has been signed below on March 16, 2006 by the following persons, on behalf of the Registrant and in the capacities indicated.


/s/ Dale B. Finfrock, Jr.
----------------------------------
Dale B. Finfrock, Jr., Director
 Chief Executive Officer, Chief
 Financial and Accounting Officer