Form 10QSB
period 2006-03-31
CREATIVE VENDING CORP
filed 2006-05-24
CIK 827099

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                       Commission File Number 033-19411-C

                             CREATIVE VENDING CORP.
        (Exact name of small business issuer as specified in its charter)

                      Florida                              65-0008012
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)             Identification No.)

                  1651 Alvin Ricken Drive, Pocatello, ID 83201
                    (Address of principal executive offices)

                                 (208) 232-4200
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). NO [X] YES [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2006, issuer had
20,009,350 outstanding shares of common stock, no par value.

Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

              Condensed Consolidated Statements of Stockholders' Deficit
                (Unaudited)...................................................6

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)...................................................7

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....14

     Item 6.  Exhibits.......................................................14

                        PART I - FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                      Creative Vending Corp. and Subsidiary
                         (A Developmental Stage Company)
                      Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                            March 31,       December 31,
                                                                                               2006             2005
------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                                                     $   122,325      $   108,311
  Accounts receivable, less allowance for doubtful
    accounts of $8,500 and $8,500                                                                   80            2,219
  Inventory                                                                                        263              263
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                           122,668          110,793
------------------------------------------------------------------------------------------------------------------------
Property and Equipment                                                                         180,821          179,000
  Less: Accumulated depreciation                                                              (135,470)        (126,493)
------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                      45,351           52,507
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $   168,019      $   163,300
------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
  Trade accounts payable                                                                   $   100,078      $    94,325
  Accounts payable to related parties                                                                -            5,947
  Accrued liabilities                                                                           73,789           72,411
  Deferred revenue                                                                              13,912           15,677
  Notes payable, current portion                                                               398,574          590,359
  Notes payable to related parties                                                              77,751           93,001
  Capital lease obligations, current portion                                                    11,639           17,636
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                      675,743          889,356
------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
  Notes payable, net of current portion                                                        180,161          246,886
  Series A non-voting redeemable preferred stock - no par value; no shares and
    250,000 shares authorized, respectively; no shares and 219,512 shares
    outstanding, respectively                                                                        -          696,110
------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                    180,161          942,996
------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficit
  Series B convertible preferred stock - no par value; no shares and 5,0000,000 shares authorized, respectively; no shares and 249,020 shares outstanding,
    respectively                                                                                     -          291,350
  Common stock - no par value; 200,000,000 shares authorized; 20,009,350 shares
    and 15,152,903 shares outstanding, respectively                                          1,784,439          291,124
  Deficit accumulated during the development stage                                          (2,472,324)      (2,251,526)
------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                   (687,885)      (1,669,052)
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                $   168,019      $   163,300
========================================================================================================================

                      See the accompanying notes to condensed consolidated financial statements.

                                      Creative Vending Corp. and Subsidiary
                                         (A Developmental Stage Company)
                                 Condensed Consolidated Statements of Operations
                                                  (Unaudited)

                                                                                                       For the Period from
                                                                   For the Three Months Ended             October 3, 2000
                                                                            March 31,                  (Date of Inception)
                                                            ------------------------------------               through
                                                                     2006                2005               March 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                         $    31,440         $    89,877             $   857,498
Cost of Revenue                                                      17,290              44,752                 341,626
------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                         14,150              45,125                 515,872
------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  General and administrative                                        107,034              27,516               2,229,904
  Selling and marketing                                              54,735              26,402                 171,197
  Research and development                                           45,182              43,646                 322,717
------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                            206,951              97,564               2,723,818
------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                     27,997              12,047                 291,878
------------------------------------------------------------------------------------------------------------------------
Employment Grant Income                                                   -                   -                  27,500
------------------------------------------------------------------------------------------------------------------------

Net Loss                                                        $  (220,798)        $   (64,486)            $(2,472,324)
========================================================================================================================

Basic and Diluted Loss Per Common Share                         $     (0.01)        $     (0.01)
=================================================================================================

Basic and Diluted Weighted-Average
Common Shares Outstanding                                        16,016,271          10,367,957
=================================================================================================

                      See the accompanying notes to condensed consolidated financial statements.

                                              Creative Vending Corp. and Subsidiary
                                                 (A Developmental Stage Company)
                                         Condensed Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                                              For the Period from
                                                                               For the Three Months Ended       October 3, 2000
                                                                                        March 31,             (Date of Inception)
                                                                            --------------------------------         through
                                                                                 2006              2005          March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                                                                      $   (220,798)    $    (64,486)        $ (2,472,324)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation                                                                         8,977                -              135,470
Expenses paid by shareholder                                                             -                -               40,814
Interest expense from accretion of Series A preferred stock                         12,164           15,000              222,174
Series B preferred stock issued for services                                           330                -                7,430
Common stock issued for services                                                    84,005                -              213,061
Changes in operating assets and liabilities:
  Accounts receivable                                                                2,139           (2,008)               7,564
  Inventory                                                                              -            5,903                5,976
  Accounts payable and accrued liabilities                                           5,753           15,165              149,589
  Deferred revenue                                                                  (1,765)               -               51,412
  Other                                                                               (766)           1,500                5,762
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                             (109,961)         (28,925)          (1,633,072)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                  (1,821)            (276)              (8,483)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                               (1,821)            (276)              (8,483)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Change in bank overdraft                                                                 -          (12,671)                   -
Proceeds from borrowing under notes payable                                              -           34,268            1,059,594
Principal payments on notes payable                                                 (8,510)               -             (120,397)
Proceeds from notes payable to related parties                                           -            9,663               64,818
Principal payments on notes payable to related parties                             (21,197)               -              (59,686)
Principal payments on capital lease obligations                                     (5,997)          (1,836)            (160,699)
Proceeds from issuance of common stock                                                   -                -               63,400
Proceeds from issuance of Series A redeemable preferred stock                            -                -              486,100
Proceeds from issuance of Series B preferred stock                                 161,500                -              430,750
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          125,796           29,424            1,763,880
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                                14,014              223              122,325
Cash at Beginning of Period                                                        108,311                -                    -
---------------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                         $    122,325     $        223         $    122,325
=================================================================================================================================

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into Series B preferred stock                      $    252,356     $          -
Conversion of Series B preferred stock into common stock                           705,536                -
Conversion of Series A redeemable preferred stock into
  common stock                                                                     708,274                -
Common stock issued in exchange for liabilities of Creative
  Vending Corp.                                                                      4,500                -
============================================================================================================

                      See the accompanying notes to condensed consolidated financial statements.

                                              Creative Vending Corp. and Subsidiary
                                                 (A Developmental Stage Company)
                                          Condensed Statements of Stockholders' Deficit
                                                          (Unaudited)
                        For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the
                           Year Ended December 31, 2005 and for the Three Months Ended March 31, 2006

                                                                                                           Deficit
                                                             Series B                                    Accumulated
                                                          Preferred Stock         Common Stock            During the     Total
                                                     ----------------------- -------------------------   Development  Stockholders'
                                                       Shares       Amount     Shares        Amount         Stage       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 3, 2000
  (Date of Inception)                                       -    $       -                $        -    $         - $         -
Issuance for cash, July 2002,
  $0.004 per share                                          -            -    2,073,591        4,000              -       4,000
Issuance for intellectual property, October
  2002, $0.00 per share                                     -            -       82,944            -              -           -
Issuance for cash, July 2004, $0.015 per share              -            -    8,211,422       59,400              -      59,400
Issuance for cash, August through December
  2004, $1.00 per share                                85,000       85,000                         -              -      85,000
Net loss for the period from inception                      -            -                         -     (1,617,435) (1,617,435)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                             85,000       85,000   10,367,957       63,400     (1,617,435) (1,469,035)
Issuance to employees and advisors for services,
  $0.10 per share, May through November 2005                -            -    2,711,355      129,056              -     129,056
Issuance for cash at $1.00 per share, and 3,250
  shares and $2,250 cash issued to placement
  agent, June through December 2005                   189,750      184,250                         -              -     184,250
Issuance to a director for services, $1.00 per
  share, August 2005                                    2,000        2,000                         -              -       2,000
Issuance for marketing and consulting services,
  $0.88 per share, August through November 2005         5,765        5,100                         -              -       5,100
Issuance for conversion of notes payable to
  related parties, August 2005, $0.10 per share             -            -    2,073,591       98,668              -      98,668
Issuance for conversion of note payable, December
  2005, $1.00 per share                                15,000       15,000                         -              -      15,000
Net loss                                                    -            -                         -       (634,091)   (634,091)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                            297,515      291,350   15,152,903      291,124     (2,251,526) (1,669,052)
Issuance for conversion of note payable and
  related accrued interest, March 2006, $1.01
  per share,                                          250,000      252,356            -            -              -     252,356
Issuance for cash, March 2006, $1.00 per share        161,500      161,500                                              161,500
Issuance for legal services, March 2006, $0.66
  per share                                               495          330            -            -              -         330
Conversion of Series B preferred stock into
  common stock, March 2006, $0.48 per share          (709,510)    (705,536)   1,471,234      705,536              -           -
Issuance to employees for services, March 2006,
  $0.48 per share                                           -            -       91,248       44,005              -      44,005
Conversion of Series A redeemable preferred stock,
  March 2006, $1.56 per share                               -            -      455,178      708,274              -     708,274
Issuance for services to a consultant, March 2006,
  $.048 per share                                           -            -      829,437       40,000              -      40,000
Issuance in acquisition of Creative Vending Corp.,
  March 2006, $(0.00) per share                             -            -    2,009,350       (4,500)                    (4,500)
Net loss                                                    -            -                         -       (220,798)   (220,798)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                                     -    $       -   20,009,350   $1,784,439    $(2,472,324)$  (687,885)
================================================================================================================================

                      See the accompanying notes to condensed consolidated financial statements.

                  Creative Vending Corp. and Subsidiary
                          (A Development Stage Company)
                   Notes to the Condensed Financial Statements
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Business - TetriDyn Solutions, Inc. ("TetriDyn") is a development stage company that develops and markets wireless technology and proprietary software, provides software consulting services, and resells third-party software focused in the healthcare industry.

Reorganization - On March 22, 2006, Creative Vending Corp. ("Creative")
completed a stock exchange agreement with TetriDyn. Under the terms of the agreement, Creative acquired all of the outstanding TetriDyn common stock from the TetriDyn shareholders in exchange for the issuance of 17,170,563 shares of common stock. Creative also issued 829,437 shares to a finder for services rendered in connection with the agreement. The members of the board of directors of TetriDyn and its management became the board of directors and management of
Creative.

Due to the TetriDyn shareholders controlling TetriDyn before and after the completion of the agreement, TetriDyn was considered the accounting acquirer.
The transaction was therefore recognized as a 1-to-2.07 stock split of the common stock of TetriDyn and the reverse acquisition of Creative by TetriDyn, which acquisition was valued as a nonmonetary exchange. TetriDyn assumed $4,500 of liabilities of Creative in exchange for the constructive issuance of the
2,009,350 shares of common stock of Creative that remained outstanding. Creative did not meet the definition of a business under Emerging Issues Task Force Issue
98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of
Productive Assets or of a Business; accordingly, the common stock constructively issued to the Creative shareholders was recorded at the value of the liabilities assumed and no goodwill was recognized. Creative is in the process of changing its domicile to Nevada and changing its name to TetriDyn Solutions, Inc.

The accompanying condensed consolidated financial statements are those of
TetriDyn for all periods prior to the reorganization and have been restated for the effects of the stock split for all periods presented.

Condensed Consolidated Financial Statements - The accompanying consolidated financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with TetriDyn's annual financial statements included in the Company's Current Report on Form 8-K dated
March 22, 2006. In particular, the Company's organization, nature of operations, and significant accounting principles were presented in Note 1 to the financial statements included in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of TetriDyn
Solutions, Inc. on a reorganized basis as discussed above and include the accounts and transactions of Creative Vending Corp. from the date of its acquisition on March 22, 2006. Intercompany accounts and transactions have been eliminated in consolidation. Creative Vending Corp. and its wholly-owned subsidiary, TetriDyn Solutions, Inc., are referred to herein as "the Company."

Business Condition - The Company is in the development stage and has yet to generate any significant revenues from its technology solutions. During the year ended December 31, 2005, and the three months ended March 31, 2006, the Company suffered losses of $634,091 and $220,798, respectively. During the year ended
December 31, 2005, and the three months ended March 31, 2006, the Company used
$300,739 and $109,961 of cash in its operating activities, respectively. At
March 31, 2006, the Company had a working capital deficiency of $553,075 and a capital deficiency of $687,885. These matters raise substantial doubt about the
Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. In addition, management is trying to expand the Company's sales and obtain profitable operations. Realization of profitable operations or proceeds from the financing is not assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Stock-Based Compensation - On July 19, 2004, the Company adopted the 2004 Stock
Option Plan for employees, officers, directors, and consultants of the Company, under which 3,000,000 shares of common stock were authorized for issuance.
Through December 31, 2005, the Company had granted 1,307,565 stock options under the plan that had been exercised and had granted 44,005 stock options that were outstanding at December 31, 2005, and that were exercised during January 2006.
As a result of the reorganization of TetriDyn into Creative on March 22, 2006, the 2004 Stock Option Plan was terminated, and at March 31, 2006, the Company did not have a stock-based employee compensation plan in place.

Effective January 1, 2006, the Company adopted the provisions of Statement of
Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment ("SFAS
123R"), for its stock-based compensation plan. The Company previously accounted for the plan under the recognition and measurement principles of Accounting
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB
25"), and related interpretations and disclosure requirements established by
SFAS No. 123, Accounting for Stock-based Compensation ("SFAS 123") as amended by
SFAS No. 148, Accounting for Stock Based Compensation--Transition and
Disclosure.

Under APB 25, no compensation expense was recognized during the three months ended March 31, 2005, as the Company had not issued any stock options or awards at March 31, 2005. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest. When SFAS 123R was adopted on January 1,
2006, all stock options previously granted and that were outstanding at December
31, 2005, were fully vested and therefore no compensation expense was recognized during the three months ended March 31, 2006.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after
January 1, 2006.

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. At March 31, 2005, the Company had outstanding 219,512 shares of
Series A convertible, redeemable preferred stock and 249,020 shares of Series B convertible preferred stock that were excluded from the calculation of diluted loss per common share as their effects would have been antidilutive. There were no potential common share equivalents outstanding at March 31, 2006.

Note 2 - Stockholders' Equity

Series B Convertible Preferred Stock - During March 2006, a $250,000 note payable and $2,356 of related accrued interest were converted into 250,000 shares of Series B preferred stock at $1.00 per share. During March 2006, the
Company issued 495 shares of Series B preferred stock in payment of $330 of legal services, or $0.67 per share. During February and March 2006, the Company issued 161,500 shares of Series B preferred stock for $161,500 of cash in a private placement offering at $1.00 per share.

Common Stock - On March 22, 2006, the holders of the Series B preferred stock converted all of the 709,510 outstanding shares of Series B preferred stock into
1,471,234 shares of common stock. The Series B preferred stock was carried at
$705,536. The conversion into common stock was at $0.48 per share. No beneficial conversion option was recognized at the date of the conversion.

On March 22, 2006, the holders of the Series A redeemable preferred stock converted their 219,512 shares of Series A redeemable preferred stock into
455,178 shares of common stock. The Series A redeemable preferred stock had a carrying value at the date of conversion of $708,274, which resulted in a conversion into common stock at $1.56 per share.

On March 22, 2006, the Company issued 829,437 shares of common stock to a finder for services rendered to Creative in connection with the acquisition of
TetriDyn. The services primarily related to Creative, the acquired shell company. Management has determined that the value of the services rendered to
TetriDyn in connection with the acquisition of Creative were $40,000.
Accordingly, the Company valued the issuance of the common shares at $40,000, or
$0.05 per share.

During January 2006, the Company issued 91,248 shares of common stock to employees for services, which shares were valued at $44,005, or $0.48 per share.

Note 3 - Related-party Transactions

The Company had amounts due to shareholders for funds loaned to the Company and for Company expenditures covered by the shareholders. The balances due to shareholders at March 31, 2006, and December 31, 2005, were $77,751 and $93,001, respectively. The notes payable bear interest at 6% per annum and are payable on demand.

Note 4 - Subsequent Events

On April 17, 2006, the Company entered into a sales contract to provide 12 months of information technology management and process development software and services to a regional hospital with an option for renewal after the 12-month period.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, or the Securities Act, and Section 21E of the
Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product-development, marketing, and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We are a Florida corporation incorporated in 1987 and did not have any business activities from 1989 until after we completed a stock exchange with TetriDyn
Solutions, Inc. in March 2006. Since that time, our core business is providing software consulting services, developing our wireless technology and products, and reselling third-party software focused in the healthcare industry.

The objectives of our software are to integrate technology and data and to increase professional or worker productivity through the use of customized data input screens and wireless technologies. We have developed and are offering on a limited basis our AeroMD EMR software product. AeroMD EMR, which focuses on the healthcare industry, is a turnkey software product that provides medical practitioners with the ability to create, store, and access mobile electronic medical records. AeroMD EMR provides (i) high efficiency encryption and rapid secure wireless transmission of data, (ii) customized medical specialization specific on-screen input forms, and (iii) integration of stored data with third-party technologies. In addition, we are in the process of designing and developing our DBFusion software product, which is intended to provide integration of data from multiple locations and sources.

Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of
America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management's estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Revenue Recognition

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer's location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. We also sell installation and post-contract telephone support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

Revenue from software licenses and related installation and support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts billed to customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value. Fair value is evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

Description of Expenses

General and administrative expenses consist primarily of professional fees, salaries, and related costs for accounting, administration, finance, human resources, information systems, and legal personnel.

Selling and marketing expenses consist primarily of advertising, promotional activities, trade shows, travel, and personnel-related expenses.

Research and development expenses consist of payroll and related costs for software engineers, management personnel, and the costs of materials used by these employees in the development of new or enhanced product offerings.

In accordance with Financial Accounting Standards Board SFAS No. 86, Accounting
for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,
development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally-generated capitalizable software development costs have not been material to date. We have charged our software development cost to research and development expense in our statements of operations.

Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Results of Operations

     Comparison of Three Months Ended March 31, 2006 and 2005

         Revenues

Our revenue was $31,440 for the three months ended March 31, 2006, compared to
$89,877 for the three months ended March 31, 2005, representing a decrease of
$58,437, or 65%. The decrease in revenues was due to the redirection from selling third-party software with high overhead to implementing a new market plan for our proprietary software in which monthly fees are charged over a one-
or two-year license rather than initially at installation.

         Cost of Revenue

Our cost of revenue was $17,290 for the three months ended March 31, 2006, compared to $44,752 for the three months ended March 31, 2005, representing a decrease of $27,462, or 61%. The gross margin percentage on revenue was 45% for the three months ended March 31, 2006, and 50% for the three months ended March
31, 2005. The reduced cost of revenue was due to the redirection from selling third-party software with high overhead to implementing a new market plan in which monthly fees are charged over a one- or two-year license rather than initially at installation. We expect the gross margin percentage will increase once the marketing plan has had the time to be fully implemented.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2006 and 2005, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

         Operating Expenses

General and Administrative - General and administrative expenses, including noncash compensation expense, were $107,034 for the three months ended March 31,
2006, compared to $27,516 for the three months ended March 31, 2005, representing an increase of $79,518, or 289%. The increase in our general and administrative expenses from the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflects the expenses including legal, accounting, and administration fees incurred in the first quarter of 2006 directly related to the acquisition of TetriDyn Solutions, Inc.

Selling and Marketing - Selling and marketing expenses, including noncash compensation expense, were $54,735 for the three months ended March 31, 2006, compared to $26,402 for the three months ended March 31, 2006, representing an increase of $28,333, or 107.3%. The increase in our selling and marketing expenses from the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflects our focus on implementing our new marketing strategy, including increased advertising and customer contact.

Research and Development Expenses - Research and development expenses were
$45,182 for the three months ended March 31, 2006, compared to $43,646 for the three months ended March 31, 2005, representing an increase of $1,536, or 3.5%.
The increase in research and development expenses was not material.

Interest expense was $27,997 for the three months ended March 31, 2006, as compared to $12,047 for the three months ended March 31, 2005, an increase of
$15,950, or 132.4%. The increase in interest expense related primarily to an additional loan and increased interest rates.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity consisted of $122,325 of cash, as compared to $108,311 of cash December 31, 2005. In addition, our stockholders' deficit was $687,885 at March 31, 2006, compared to stockholders'
deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of
$981,167. The increase in value reflects the conversion of TetriDyn Solutions'
pre-acquisition Series A redeemable preferred stock to common stock and the conversion of a $250,000 loan to common stock.

Our operations used net cash of $109,961 during the three months ended March 31,
2006, as compared to $28,925 of net cash used during the three months ended
March 31, 2005. The $81,036 increase in the net cash used by our operating activities primarily resulted from merger expenses and increased expenditures for advertising and marketing.

Investing activities for the three months ended March 31, 2006, used $1,821 of net cash, as compared to $276 of net cash used during the three months ended
March 31, 2005. The increase in net cash used related primarily to the purchase of additional computer equipment in support of increased marketing activity in
2006.

Financing activities provided $125,796 during the three months ended March 31,
2006, compared to providing net cash of $29,424 during the three months ended
March 31, 2005. The increase of $96,372 of net cash provided in financing activities primarily resulted from increased investment activity in 2006.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of March 31, 2006. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date:

                                                           Payments Due by Period
                                              -------------------------------------------------
            Contractual Cash Obligations          Total          < 1 Year         1-3 Years
            ----------------------------        ---------        ---------        ---------

         Long-term Debt                         $ 844,265        $ 664,104        $ 180,161
         Capital Lease Obligations                 11,639           11,639                -
                                                ---------        ---------        ---------
           Total                                $ 855,904        $ 675,743        $ 180,161
                                                =========        =========        =========

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, a party to legal proceedings arising out of our business. We believe that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, and results of operations or liquidity.

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of securities during the quarter ended March 31, 2006, were previously reported on Form 8-K.

                                ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*                   Title of Document                     Location
----------------  ----------------------------------------------------  --------

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------
     31.01        Certification of Principal Executive Officer and      Attached
                  Principal Financial Officer Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------  --------
     32.01        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Executive
                  Officer and Chief Financial Officer)
---------------
*    All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREATIVE VENDING CORP.
                                          (Registrant)

Date: May 22, 2006                        By  /s/ David W. Hempstead
                                            ------------------------------------
                                            David W. Hempstead, President, Chief
                                            Executive Officer, and Chief
                                            Financial Officer

