Form 10QSB
period 2006-06-30
TETRIDYN SOLUTIONS INC
filed 2006-08-14
CIK 827099

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                       Commission File Number 033-19411-C

                            TetriDyn Solutions, Inc.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              20-5081381
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, issuer had
20,009,350 outstanding shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................3

                  Condensed Consolidated Balance Sheets (Unaudited)............3

                  Condensed Consolidated Statements of Operations
                    (Unaudited)................................................4

                  Condensed Consolidated Statements of Stockholders'
                    Deficit (Unaudited)........................................5

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited)................................................6

                  Notes to Condensed Consolidated Financial Statements

PART II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                                             June 30,            December 31,
                                                                               2006                 2005
-------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                                       $ 81,864             $ 108,311
  Accounts receivable, less allowance for doubtful
    accounts of $0 and $8,500                                                       -                 2,219
  Inventory                                                                       263                   263
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                           82,127               110,793
-------------------------------------------------------------------------------------------------------------
Property and Equipment                                                        184,918               179,000
  Less: Accumulated depreciation                                             (144,664)             (126,493)
-------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                     40,254                52,507
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                $ 122,381             $ 163,300
=============================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities
  Trade accounts payable                                                    $ 123,167              $ 94,325
  Accounts payable to related parties                                           5,947                 5,947
  Accrued liabilities                                                          67,683                72,411
  Deferred revenue                                                             15,194                15,677
  Notes payable, current portion                                              269,417               590,359
  Notes payable to related party, current portion                                   -                93,001
  Capital lease obligations, current portion                                    5,523                17,636
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     486,931               889,356
-------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Notes payable, net of current portion                                       295,452               246,886
  Notes payable to related party, net of current portion                       77,751                     -
  Series A non-voting redeemable preferred stock - no par value;
    no shares and 250,000 shares authorized, respectively; no
    shares and 219,512 shares outstanding, respectively                             -               696,110
-------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                   373,203               942,996
-------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; no shares outstanding                                               -                     -
  Series B convertible preferred stock - no par value;
    no shares and 5,000,000 shares authorized, respectively;
    no sharesand 297,515 shares outstanding                                         -               291,350
  Common stock - $0.001 par value; 100,000,000 shares
    authorized; 20,009,350 shares and 15,152,903 shares
    outstanding, respectively                                                  20,009                15,153
  Additional paid-in capital                                                1,764,430               275,971
  Deficit accumulated during the development stage                         (2,522,192)           (2,251,526)
-------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                  (737,753)           (1,669,052)
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                 $ 122,381             $ 163,300
=============================================================================================================

            See the accompanying notes to condensed consolidated financial statements.

                                                   3

                                             TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                                              For the Period from
                                         For the Three Months Ended            For the Six Months Ended         October 3, 2000
                                                   June 30,                             June 30,              (Date of Inception)
                                      ---------------------------------    ---------------------------------         through
                                           2006              2005               2006              2005            June 30, 2006
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                    $ 240,382          $ 69,800          $ 271,821         $ 159,677         $ 1,097,879
Cost of Revenue                               89,719             9,612            107,009            54,364             431,345
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                 150,663            60,188            164,812           105,313             666,534
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  General and administrative                 109,211            75,571            216,245           103,087           2,339,115
  Selling and marketing                       66,301            15,121            121,036            41,523             237,498
  Research and development                    44,296            59,512             89,478           103,158             367,013
  Consulting services                          4,619                 -              4,619                 -               4,619
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                     224,427           150,204            431,378           247,768           2,948,245
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense                              13,603            43,497             41,600            55,544             305,481
----------------------------------------------------------------------------------------------------------------------------------
Employment Grant Income                       37,500                 -             37,500                 -              65,000
----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                   $ (49,867)       $ (133,513)        $ (270,666)       $ (197,999)       $ (2,522,192)
==================================================================================================================================

Basic and Diluted Loss
  Per Common Share                           $ (0.00)          $ (0.01)           $ (0.01)          $ (0.02)
=============================================================================================================

Basic and Diluted Weighted-
  Average Common Shares Outstanding        20,009,350        10,627,239         18,061,299        10,497,598
=============================================================================================================

                          See the accompanying notes to condensed consolidated financial statements.

                                                               4

                                            TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                   CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                           (Unaudited)
                         For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the Year Ended December 31, 2005 and for the Six Months Ended June 30, 2006

                                                                                                         Deficit
                                                    Series B                                           Accumulated
                                                Preferred Stock         Common Stock      Additional   During the      Total
                                              -------------------- ----------------------   Paid In    Development  Stockholders'
                                               Shares     Amount     Shares     Amount      Capital       Stage        Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, October 3, 2000
 (Date of Inception)                                  -  $       -          -    $      -  $       -  $         -  $         -
Issuance for cash, July 2002,
 $0.004 per share                                     -          -  2,073,591       2,074      1,926            -        4,000
Issuance for intellectual property,
 October 2002, $0.00 per share                        -          -     82,944          83        (83)           -            -
Issuance for cash, July 2004, $0.015
 per share                                            -          -  8,211,422       8,211     51,189            -       59,400
Issuance for cash, August through
 December 2004, $1.00 per share                  85,000     85,000          -           -          -            -       85,000
Net loss for the period from inception                -          -          -           -          -   (1,617,435)  (1,617,435)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       85,000     85,000 10,367,957      10,368     53,032   (1,617,435)  (1,469,035)

Issuance to employees and advisors
 for services, $0.10 per share, May
 through November 2005                                -          -  2,711,355       2,711    126,345            -      129,056
Issuance for cash at $1.00 per share,
 and 3,250 shares and $2,250 cash
 issued to placement agent, June through
 December 2005                                  189,750    184,250          -           -          -            -      184,250
Issuance to a director for services,
 $1.00 per share, August 2005                     2,000      2,000          -           -          -            -        2,000
Issuance for marketing and consulting
 services, $0.88 per share, August
 through November 2005                            5,765      5,100          -           -          -            -        5,100
Issuance for conversion of notes payable
 to related parties, August 2005, $0.10
 per share                                            -          -  2,073,591       2,074     96,594            -       98,668
Issuance for conversion of note payable,
 December 2005, $1.00 per share                  15,000     15,000          -           -          -            -       15,000
Net loss                                              -          -          -           -          -     (634,091)    (634,091)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                      297,515    291,350 15,152,903      15,153    275,971   (2,251,526)  (1,669,052)

Issuance for conversion of note payable
 and related accrued interest, March 2006,
 $1.01 per share,                               250,000    252,356          -           -          -            -      252,356
Issuance for cash, February and March 2006,
 $1.00 per share                                161,500    161,500          -           -          -                   161,500
Issuance for legal services, March 2006,
 $0.67 per share                                    495        330          -           -          -            -          330
Conversion of Series B preferred stock
 into common stock, March 2006, $0.48
 per share                                     (709,510)  (705,536) 1,471,234       1,471    704,065            -            -
Issuance to employees for services,
 January 2006, $0.48 per share                        -          -     91,248          91     43,914            -       44,005
Conversion of Series A redeemable preferred
 stock, March 2006, $1.56 per share                   -          -    455,178         455    707,819            -      708,274
Issuance for services to a consultant,
 March 2006, $0.05 per share                          -          -    829,437         829     39,171            -       40,000
Issuance in acquisition of Creative Vending
 Corp., March 2006, $(0.00) per share                 -          -  2,009,350       2,009     (6,509)           -       (4,500)
Net loss                                              -          -          -           -          -     (270,666)    (270,666)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                                -  $       - 20,009,350    $ 20,009  $1,764,430 $(2,522,192) $  (737,753)
===============================================================================================================================

                      See the accompanying notes to condensed consolidated financial statements.

                                                            5

                                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                        For the Six Months Ended
                                                                                 June 30,
                                                               ----------------------------------------
                                                                      2006                     2005
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                                                           $ (270,666)              $ (197,999)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation                                                         18,171                   17,900
  Interest expense from accretion of Series A preferred stock          12,164                   30,000
  Series B preferred stock issued for services                            330                    2,990
  Common stock issued for services                                     83,345                   17,159
Changes in operating assets and liabilities:
  Accounts receivable                                                   2,219                    2,929
  Inventory                                                                 -                    5,977
  Accounts payable and accrued liabilities                             21,969                   33,404
  Deferred revenue                                                       (483)                       -
  Other                                                                     -                   (2,250)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                (132,951)                 (89,890)
-------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                     (5,918)                    (300)
-------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (5,918)                    (300)
=======================================================================================================
Cash Flows from Financing Activities
Change in bank overdraft                                                    -                  (16,626)
Proceeds from borrowing under notes payable                                 -                   84,887
Principal payments on notes payable                                   (22,376)                 (57,765)
Proceeds from notes payable to related parties                              -                   47,462
Principal payments on notes payable to related parties                (15,250)                       -
Principal payments on capital lease obligations                       (12,112)                 (11,196)
Proceeds from issuance of common stock                                    660                    3,075
Proceeds from issuance of Series A redeemable preferred stock               -                        -
Proceeds from issuance of Series B preferred stock                    161,500                   45,000
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                             112,422                   94,837
-------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                  (26,447)                   4,647
Cash at Beginning of Period                                           108,311                        -
-------------------------------------------------------------------------------------------------------
Cash at End of Period                                              $   81,864               $    4,647
=======================================================================================================

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into Series B preferred stock           $  252,356               $        -
Conversion of Series B preferred stock into common stock              705,536                        -
Conversion of Series A redeemable preferred stock into
  common stock                                                        708,274                        -
Common stock issued in exchange for liabilities of Creative
  Vending Corp.                                                         4,500                        -
======================================================================================================

                See the accompanying notes to condensed consolidated financial statements.

                                                   6

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Nature of Business - TetriDyn Solutions, Inc. ("TetriDyn") and its wholly-owned subsidiary are a development stage company that develops and markets wireless technology and proprietary software, provides software consulting services, and resells third-party software focused in the healthcare industry.

Organization - TetriDyn Solutions, Inc. ("TetriDyn-Idaho") was organized under the laws of the State of Idaho on October 3, 2000. On March 22, 2006,
TetriDyn-Idaho and its shareholders completed a stock exchange agreement with
Creative Vending Corp., a Florida corporation (Creative). Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding
TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock.
Creative also issued 829,437 shares to a finder for services rendered in connection with the agreement. Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction. The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.

Due to the TetriDyn-Idaho shareholders controlling TetriDyn-Idaho before and after the completion of the agreement, TetriDyn-Idaho was considered the accounting acquirer. The transaction was therefore recognized as a 1-to-2.07 stock split of the common stock of TetriDyn-Idaho and the reverse acquisition of
Creative by TetriDyn-Idaho. Creative did not meet the definition of a business under Emerging Issues Task Force Issue 98-3, Determining Whether a Nonmonetary
Transaction Involves Receipt of Productive Assets or of a Business; accordingly, the acquisition of Creative was recognized as a nonmonetary exchange whereby the
2,009,350 shares of common stock constructively issued to the Creative shareholders were recorded at $4,500, which was the value of the liabilities assumed. The accompanying condensed consolidated financial statements are those of TetriDyn-Idaho for all periods prior to the reorganization and have been restated for the effects of the stock split for all periods presented.

On June 1, 2006, Creative changed its domicile to the State of Nevada through a merger with and into a newly-formed subsidiary, TetriDyn Solutions, Inc., a
Nevada corporation ("TetriDyn"). The reorganization of Creative into TetriDyn was accomplished by a 1-for-1 share exchange by the shareholders. Under Nevada law, TetriDyn's authorized capital consists of 5,000,000 shares of preferred stock, $0.001 par value, and 100,000,000 shares of common stock, $0.001 par value. The accompanying condensed consolidated financial statements have been restated for all periods presented for the effects of the change in the par value of the common stock from no-par to $0.001 per share.

Condensed Consolidated Financial Statements - The accompanying consolidated financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with TetriDyn's annual financial statements included in the Company's Current Report on Form 8-K dated March 22, 2006. In particular, the Company's organization, nature of operations, and significant accounting principles were presented in Note 1 to the financial statements included in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts and transactions of TetriDyn on a reorganized basis as discussed above and include the accounts and transactions of Creative, now TetriDyn, from the date of its acquisition on March 22, 2006. Intercompany accounts and transactions have been eliminated in consolidation. TetriDyn and its wholly-owned subsidiary, TetriDyn-Idaho, are referred to herein as "the
Company."

Business Condition - The Company is in the development stage and has yet to generate any significant revenues from its technology solutions. During the year ended December 31, 2005, the six months ended June 30, 2006, and the three months ended June 30, 2006, the Company suffered losses of $634,091, $270,666, and $49,867, respectively. During the year ended December 31, 2005, and the six months ended June 30, 2006, the Company used $300,739 and $132,951 of cash in its operating activities, respectively. At June 30, 2006, the Company had a working capital deficit of $404,804 and a capital deficit of $737,753. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in the Company's operations. In addition, management is trying to expand the
Company's sales and obtain profitable operations. Realization of profitable operations or proceeds from the financing is not assured. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the
Company be unable to continue as a going concern.

Stock-Based Compensation - On July 19, 2004, the Company adopted the 2004 Stock
Option Plan for employees, officers, directors, and consultants of the Company, under which 6,220,774 shares of common stock were authorized for issuance.
Through December 31, 2005, the Company had granted 2,711,355 stock options under the plan that had been exercised and had granted 91,248 stock options that were outstanding at December 31, 2005, and that were exercised during January 2006.
As a result of the reorganization of TetriDyn-Idaho into Creative on March 22,
2006, the 2004 Stock Option Plan was terminated.

On May 15, 2006, at a special shareholders meeting, the Company's shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the
Board of Directors or by the appropriate committee to be appointed from time to time by such Board of Directors. Awards granted under the 2006 plan may be incentive stock options ("ISOs") (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company's success. In addition, at the discretion of the Board of Directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers or directors, but contribute to the
Company's success.

Effective January 1, 2006, the Company adopted the provisions of Statement of
Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment ("SFAS
123R"), for its stock-based compensation plan. The Company previously accounted for stock options granted under the 2004 plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees ("APB 25"), and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based
Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock Based
Compensation--Transition and Disclosure.

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Under SFAS 123R, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest. The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes.
Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

As the result of adoption of SFAS 123R, the Company recognized $44,005 of compensation during January 2006 relating to stock options previously granted and that were outstanding at December 31, 2005. The Company did not issue any stock options or awards under the 2006 plan through June 30, 2006.

Stock options granted during the six months ended June 30, 2005, were exercised at the date of grant, which resulted in the stock options having no fair value at the date of grant in excess of the intrinsic value recognized in the June 30,
2005, financial statements. Accordingly, had the Company recognized compensation under SFAS 123R during the three and six months ended June 30, 2005, the pro forma effect on net loss and basic and diluted loss per share would not have been materially different from those amounts presented in the accompanying June
30, 2005, financial statements.

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. At June 30, 2005, the Company had outstanding 219,512 shares of
Series A convertible, redeemable preferred stock and 131,750 shares of Series B convertible preferred stock that were excluded from the calculation of diluted loss per common share as their effects would have been antidilutive. There were no potential common share equivalents outstanding at June 30, 2006.

Note 2 - Note Payable to Related Party

The Company had amounts due to a shareholder for funds loaned to the Company and for Company expenditures covered by the shareholder. The balances due to the shareholder at June 30, 2006, and December 31, 2005, were $77,751 and $93,001, respectively. The notes payable bear interest at 6% per annum. During May 2006, the shareholder and the Company agreed to modify the terms of the notes payable such that they are payable by May 30, 2008.

Note 3 - Notes Payable and Revolving Credit Agreements

During 2003, the Company entered into revolving line of credit agreements with a bank providing for short-term borrowing. At December 31, 2003, the available lines of credit totalled $200,000 under the terms of notes that matured during
April and June 2004. The notes bore interest at the bank's prime rate plus 2%
per annum and were payable monthly. At December 2003, the Company had borrowed
$200,000 under the terms of the credit agreements. During 2004, the Company entered into a non-revolving line of credit agreement with a bank for up to
$50,000 and a revolving credit agreement for up to $50,000. The new notes payable were due during 2005 and bore interest at the bank's prime rate plus 3%
per annum with payments due monthly. During 2005, the Company and the bank restructured $50,000 of the revolving credit line into a fixed term loan and entered into other borrowing arrangements. At December 31, 2005, the Company had borrowed an aggregate $265,692 under the terms of these new bank credit agreements.

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

To finance operations, the Company used credit cards held in the name of the
Company, and guaranteed by a shareholder and officer of the Company, to finance operations. Aggregate amounts payable under the revolving credit card agreements total $97,092 at June 30, 2006, with required monthly payments of $2,459 as of
June 30, 2006. Interest charged on the credit cards ranges from 6% to 17% per annum.

Notes payable are summarized as follows:

                                                                                     June 30,       December 31,
                                                                                       2006             2005
----------------------------------------------------------------------------------------------------------------
Note payable to third party, due in monthly payments of $17,433 through October
  2005, bears interest at 10% per annum, secured by certain
  assets and shares of common stock, in default                                      $ 125,000        $ 125,000
Note payable to third party, due in monthly payments of $1,167 through
  September 2008, bears interest at 6.25% per annum, secured by assets                  58,670           58,670
Note payable to bank, bearing interest at 10.75%, due June 2008, guaranteed
  by two shareholders, secured by the shareholders' personal property                  204,429                -
Note payable to bank, bearing interest at 6.25%, due May 2006, guaranteed
  by two shareholders, secured by the shareholders' personal property                        -          215,964
Note payable to economic development entity, non-interest bearing, due in
  June 2006, unsecured                                                                  30,000           30,000
Note payable to redevelopment agency, bears interest at 8.0% per annum, payable in monthly payments of $3,896 through December 2012, guaranteed
  by two shareholders, unsecured                                                             -          250,000
Line of credit agreements with a bank, interest at prime plus 3% per annum              49,678           49,728
Revolving credit card loans payable, due on demand, interest at 6% to
  17% per annum, unsecured, guaranteed by a shareholder                              $  97,092        $ 107,883
----------------------------------------------------------------------------------------------------------------
Total Notes Payable                                                                    564,869          837,245
Less: Current Portion                                                                  269,417          590,359
----------------------------------------------------------------------------------------------------------------
Long-Term Notes Payable                                                              $ 295,452        $ 246,886
================================================================================================================

Note 4 - Stockholders' Equity

Through the reverse acquisition of Creative on March 22, 2006, the Company's common stock was reverse split on a 1-for-2.07 basis. The accompanying condensed consolidated financial statements and related notes have been restated on a retroactive basis for all periods presented for the effects of the stock split, including basic and diluted loss per common share and preferred stock conversion ratios.

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Series A Redeemable Preferred Stock -  On September 25, 2002, the Company issued
219,512 shares of Series A redeemable preferred stock (the Series A preferred stock) for cash proceeds of $486,100, or $2.21 per share, which is net of
$13,900 of offering costs. The Company had the right at any time to redeem all or any portion of the Series A preferred stock for the related pro rata portion of the total value of $500,000 plus an 8% annual simple rate of return. The holder of the Series A preferred stock was issued a put option with a redemption price to be the greater of the pro rata portion of (i) $500,000 increased at an
8% annual simple rate of return or (ii) the then fair value of the Series A preferred stock, determined by a qualified business appraiser, but not in excess of $500,000 increased at a 12% annual simple rate of return.

In accordance with Statement of Financial Accounting Standard No. 150,
Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity, the Series A preferred stock was a conditional obligation and was therefore classified as a liability. This liability was classified as long-term based upon the terms that redemption could occur.

The future fair value of the Series A preferred stock at the dates the put option could have been exercised was not determinable at the date of issuance.
The estimated fair value of the Series A preferred stock at the date of issuance and at the end of each reporting period has been determined based on a 12%
annual simple rate of return. The increase in the fair value has been recognized as interest expense. The estimated amount that would have been paid to the holder of the Series A preferred stock if redemption had occurred on December
31, 2005 and March 22, 2006 was $696,110 and $708,274, respectively. The amount of interest expense recognized from the change in the fair value of the Series A preferred stock was $12,164 during 2006 through March 22, 2006.

On March 22, 2006, the holder of the Series A redeemable preferred stock converted the 219,512 shares of Series A redeemable preferred stock into 455,178 shares of common stock at $1.56 per common share. Upon conversion, the redemption rights and the put option held by the holder of the Series A redeemable preferred stock expired.

Series B Convertible Preferred Stock - During March 2006, a $250,000 note payable and $2,356 of related accrued interest were converted into 250,000 shares of Series B preferred stock at $1.01 per share. During March 2006, the
Company issued 495 shares of Series B preferred stock in payment of $330 of legal services, or $0.67 per share. During February and March 2006, the Company issued 161,500 shares of Series B preferred stock for $161,500 of cash in a private placement offering at $1.00 per share.

Under its original terms, each share of Series B preferred stock was convertible at any time into one share of common stock, at a conversion price of $0.48 per share.

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

On March 22, 2006, the holders of the Series B preferred stock converted all of the 709,510 outstanding shares of Series B preferred stock into 1,471,234 shares of common stock. The Series B preferred stock was carried at $705,536. The conversion into common stock was at $0.48 per share. No beneficial conversion option was recognized at the date of the conversion.

Common Stock - On March 22, 2006, the Company issued 829,437 shares of common stock to a finder for services rendered to Creative in connection with the acquisition of TetriDyn. The services primarily related to Creative, the acquired shell company. Management has determined that the value of the services rendered to TetriDyn in connection with the acquisition of Creative were
$40,000. Accordingly, the Company valued the issuance of the common shares at
$40,000, or $0.05 per share.

During January 2006, the Company issued 91,248 shares of common stock to employees upon exercise of stock options, recognized as stock issued for services. The common shares issued were valued at $44,005, or $0.48 per share.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.
Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product-development, marketing, and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We provide software consulting services, develop wireless technology and products, and resell third-party software focused in the healthcare industry.
Our business was founded as an Idaho corporation, TetriDyn Solutions, Inc. On
March 22, 2006, we completed a share exchange with Creative Vending Corp., then inactive, that resulted in TetriDyn Solutions, Inc. becoming a wholly-owned subsidiary of the Florida corporation, the legal acquirer. For accounting purposes, the Idaho corporation was the accounting acquirer because its management and controlling shareholders continued to manage and control the consolidated enterprise following the exchange. In June 2006, we changed our corporate domicile from Florida to Nevada.

The objectives of our software are to integrate technology and data and to increase professional or worker productivity through the use of customized data input screens and wireless technologies. We have developed and are offering on a limited basis our AeroMD electronic medical records, or EMR, software product.
AeroMD EMR is a turnkey, healthcare industry software product that provides medical practitioners with the ability to create, store, and access mobile electronic medical records. AeroMD EMR provides (i) high efficiency encryption and rapid secure wireless transmission of data, (ii) customized medical specialization specific on-screen input forms, and (iii) integration of stored data with third-party technologies. In addition, we are in the process of designing and developing our DBFusion software product, which is intended to provide integration of data from multiple locations and sources, as well as other products.

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

Revenue Recognition

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer's location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of two years, customers may continue using Aero MD by entering into a new license with us. We also sell installation and post-contract telephone support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

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

We also provide information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized in the month in which it is received.

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

Consulting services expenses consist of non-payroll expenses (e.g., benefits)
for personnel who are supporting consulting service contracts.

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

Results of Operations

     Comparison of Six and Three Months Ended June 30, 2006 and 2005

         Revenues

Our revenue was $271,821 and $240,382 for the six and three months ended June
30, 2006, respectively, compared to $159,677 and $69,800 for the six and three months ended June 30, 2005, respectively, representing an increase of $112,144, or 70%, and $170,582, or 244%, for the six- and three-month periods, respectively. The increase in revenues was due to a consulting services contract with a regional hospital and increased AeroMD and third-party software sales principally during the quarter ended June 30, 2006.

         Cost of Revenue

Our cost of revenue was $107,009 and $89,719 for the six and three months ended
June, 2006, respectively, compared to $54,364 and $9,612 for the six and three months ended June 30, 2005, respectively, representing an increase of $52,645, or 97%, and $80,107, or 833%, for the six- and three-month periods, respectively. The gross margin percentage on revenue was 61% and 63% for the six and three months ended June 30, 2006, respectively, and 66% and 86% for the six and three months ended June 30, 2005, respectively. The increased cost of revenue was due to the initiation of a consulting service contract, which we performed by reassigning some personnel from administrative and research and development functions. This reassignment increased cost of revenue and correspondingly decreased operating costs, which also affected the gross margin percentage in 2006.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the six and three months ended June 30, 2006 and 2005, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

         Operating Expenses

General and Administrative -- General and administrative expenses, including noncash compensation expense, were $216,245 and $109,211 for the six and three months ended June 30, 2006, respectively, compared to $103,087 and $75,571 for the six and three months ended June 30, 2005, respectively, representing an increase of $113,158, or 110%, and $33,640, or 45%, for the six- and three-month periods, respectively. The increase in our general and administrative expenses from the six- and three-month periods ended June 30, 2006, as compared to the six and three months ended June 20, 2005, reflects legal, accounting, and administration fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing -- Selling and marketing expenses, including noncash compensation expense, were $121,036 and $66,301 for the six and three months ended June 30, 2006, respectively, compared to $41,523 and $15,121 for the six and three months ended June 30, 2005, respectively, representing an increase of
$79,513, or 191%, and $51,180, or 338%, for the six- and three-month periods, respectively. The increase in our selling and marketing expenses from the six and three months ended June 30, 2006, as compared to the six and three months ended June 30, 2005, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses -- Research and development expenses were
$89,478 and $44,296 for the six and three months ended June 30, 2006, respectively, compared to $103,158 and $59,512 for the six and three months ended June 30, 2005, respectively, representing a decrease of $13,680, or 13%, and $15,216, or 26%, for the six- and three-month periods, respectively. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

Interest expense was $41,600 and $13,603 for the six and three months ended June
30, 2006, respectively, as compared to $55,544 and $43,497 for the six and three months ended June 30, 2005 respectively, a decrease of $13,944, or 25%, and
$29,894, or 69%, for the six- and three-month periods, respectively. The decrease in interest expense related primarily to our conversion of outstanding debt to common stock in connection with the reverse acquisition, thereby reducing our interest expense.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity consisted of $81,864 of cash, as compared to $108,311 of cash December 31, 2005. In addition, our stockholders' deficit was $737,753 at June 30, 2006, compared to stockholders'
deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of
$931,299. The increase in value reflects the conversion of pre-acquisition
Series A redeemable preferred stock to common stock and the conversion of a
$250,000 loan to common stock in connection with the reverse acquisition completed in March 2006.

Our operations used net cash of $132,951 during the six months ended June 30,
2006, as compared to $89,890 of net cash used during the six months ended June
30, 2005. The $43,061 increase in the net cash used by our operating activities primarily resulted from acquisition expenses and increased advertising and marketing efforts.

Investing activities for the six months ended June 30, 2006, used $5,918 of net cash, as compared to $300 of net cash used during the six months ended June 30,
2005. The increase in net cash used related primarily to the purchase of additional computer equipment in support of the consulting services contract personnel engaged in 2006.

Financing activities provided $112,422 during the six months ended June 30,
2006, compared to providing net cash of $94,837 during the six months ended June
30, 2005. The increase of $17,585 of net cash provided in financing activities primarily resulted from increased sales of Series B preferred stock during the first quarter of 2006.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

                         ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of
1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and
Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying
Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying
Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30,
2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2006, at a special meeting of our shareholders, the shareholders voted as indicated on the following matters submitted to them for consideration:

         (a)      to approve the change of our domicile from Florida to Nevada through a merger with our Nevada subsidiary, which survived the merger, with the effect of changing our name to TetriDyn
                  Solutions, Inc. and adopting the articles of incorporation and bylaws of our Nevada subsidiary, as shown below:

                     For  16,362,024       Against  0         Abstain   0

         (b)      to approve our 2006 Long-Term Incentive Plan as shown below:

                     For  16,361,974       Against  50        Abstain   0

No other business was presented.

                                ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*                  Title of Document                                     Location
----------------  ----------------------------------------------------  --------------------------------------------

    Item 3        Articles of Incorporation and Bylaws
----------------  ----------------------------------------------------  --------------------------------------------
   Item 3.01      Articles of Incorporation of TetriDyn Solutions,      Incorporated by reference from the current
                  Inc. dated May 15, 2006                               report on Form 8-K for June 1, 2006, filed
                                                                        June 7, 2006.

   Item 3.02      Bylaws of TetriDyn Solutions, Inc. adopted May 26,    Incorporated by reference from the current
                  2006                                                  report on Form 8-K for June 1, 2006, filed
                                                                        June 7, 2006.

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------------------------------------------
     31.01        Certification of Principal Executive Officer and      Attached
                  Principal Financial Officer Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------  --------------------------------------------
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

                                             TETRIDYN SOLUTIONS, INC.
                                                 (Registrant)

Date: August 11, 2006                         By /s/ David W. Hempstead
                                                 David W. Hempstead, President,
                                                 Chief Executive Officer, and
                                                 Chief Financial Officer

