Form 10QSB
period 2006-09-30
TETRIDYN SOLUTIONS INC
filed 2006-11-13
CIK 827099

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

                       Commission File Number 033-19411-C

                            TetriDyn Solutions, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                      20-5081381
-------------------------------------------       ------------------------------
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

                  1651 Alvin Ricken Drive, Pocatello, ID 83201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 232-4200
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2006, issuer had 20,009,350 outstanding shares of common stock, par value $0.001.

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

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................3

                  Condensed Consolidated Balance Sheets (Unaudited)............3

                  Condensed Consolidated Statements of Operations
                    (Unaudited)................................................4

                  Condensed Consolidated Statements of Stockholders'
                    Equity (Unaudited).........................................5

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited)................................................6

                  Notes to Condensed Consolidated Financial Statements
                    (Unaudited)................................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation...13

         Item 3.  Controls and Procedures.....................................17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................18

         Item 6.  Exhibits....................................................18

         Signature............................................................18

                                        PART I - FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                     TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)


                                                                                        September 30,         December 31,
                                                                                            2006                 2005
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash                                                                                    $     71,399          $    108,311
  Accounts receivable, less allowance for doubtful accounts of $0 and $8,500                         -                 2,219
  Inventory                                                                                        263                   263
-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                            71,662               110,793
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment                                                                         185,589               179,000
  Less: Accumulated depreciation                                                              (153,917)             (126,493)
-----------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                      31,672                52,507
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $    103,334          $    163,300
=============================================================================================================================

Liabilities and Stockholders' Equity
Current Liabilities
  Trade accounts payable                                                                  $    187,916          $     94,325
  Accounts payable to related parties                                                            5,947                 5,947
  Accrued liabilities                                                                           62,685                72,411
  Deferred revenue                                                                              17,601                15,677
  Notes payable, current portion                                                               272,986               590,359
  Notes payable to related parties, current portion                                                  -                93,001
  Capital lease obligations, current portion                                                         -                17,636
-----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                      547,135               889,356
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Liabilities
  Notes payable, net of current portion                                                        289,112               246,886
  Notes payable to related parties, net of current portion                                      77,751                     -
  Series A non-voting redeemable preferred stock - no par value; no shares and
    250,000 shares authorized, respectively; no shares and 219,512 outstanding,
    respectively                                                                                     -               696,110
-----------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                    366,863               942,996
-----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock - $0.001 par value; 5,000,000 shares authorized; no
    shares outstanding                                                                               -                     -
  Series B convertible preferred stock - no par value; no shares and 5,000,000
    shares authorized, respestively; no shares and 291,020 shares outstanding                        -               291,350
  Common stock - $0.001 par value; 100,000,000 shares authorized; 20,009,350
    shares and 115,152,903 shares outstanding, respectively                                     20,009                15,153
  Additional paid-in capital                                                                 1,764,430               275,971
  Deficit accumulated during the development stage                                          (2,595,103)           (2,251,526)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    (810,664)           (1,669,052)
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                $    103,334          $    163,300
=============================================================================================================================


                            See the accompanying notes to condensed consolidated financial statements.

                                                                3

                                             TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                                                       For the Period from
                                       For the Three Months Ended         For the Nine Months Ended      October 3, 2000
                                             September 30,                      September 30,          (Date of Inception)
                                    --------------------------------   -------------------------------        through
                                        2006              2005             2006              2005       September 30, 2006
-----------------------------------------------------------------------------------------------------------------------------
Revenue                               $   269,503       $    12,147      $   541,324      $   171,824           $  1,367,382
Cost of Revenue                            88,011             4,871          195,020           59,235                519,356
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                              181,492             7,276          346,304          112,589                848,026
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  General and administrative              130,560           116,993          351,424          220,080              2,474,294
  Selling and marketing                    77,265            49,900          198,301           91,423                314,763
  Research and development                 31,182            80,098          120,660          183,256                398,195
-----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                  239,007           246,991          670,385          494,759              3,187,252
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense                           15,397            26,504           56,996           82,048                320,877
-----------------------------------------------------------------------------------------------------------------------------
Employment Grant Income                         -                 -           37,500                -                 65,000
-----------------------------------------------------------------------------------------------------------------------------

Net Loss                              $   (72,912)      $  (266,219)     $  (343,527)     $  (464,218)          $ (2,595,103)
=============================================================================================================================

Basic and Diluted Loss
  Per Common Share                    $     (0.00)      $     (0.02)     $     (0.02)     $     (0.04)
======================================================================================================

Basic and Diluted Weighted-
  Average Common Shares
  Outstanding                          20,009,350        11,798,590       18,710,649       10,931,262
======================================================================================================


                               See the accompanying notes to condensed consolidated financial statements.

                                                                  4

                                             TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)
                         For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the Year Ended December 31, 2005 and for the Nine Months Ended September 30, 2006



                                                                                                            Deficit
                                                         Series B                                         Accumulated
                                                      Preferred Stock        Common Stock      Additional   During the    Total
                                                    -------------------- ---------------------  Paid In    Development Stockholders'
                                                      Shares    Amount     Shares     Amount    Capital      Stage       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 3, 2000
 (Date of Inception)                                        - $       -           -   $     -  $        -  $         -  $         -
Issuance for cash, July  2002,
 $0.004 per share                                           -         -   2,073,591     2,074       1,926            -        4,000
Issuance for intellectua l property, October
 2002, $0.00 per share                                      -         -      82,944        83         (83)           -            -
Issuance for cash, July  2004, $0.015 per share             -         -   8,211,422     8,211      51,189            -       59,400
Issuance for cash, Augus t through December
 2004, $1.00 per share                                 85,000    85,000           -         -           -            -       85,000
Net loss for the period  from inception                     -         -           -         -           -   (1,617,435)  (1,617,435)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 20 04                            85,000    85,000  10,367,957    10,368      53,032   (1,617,435)  (1,469,035)
Issuance to employees an d advisors for services,
 $0.10 per share, May th rough November 2005                -         -   2,711,355     2,711     126,345            -      129,056
Issuance for cash at $1. 00 per share, and 3,250
 shares and $2,250 cash  issued to placement
 agent, June through Dec ember 2005                   189,750   184,250           -         -           -            -      184,250
Issuance to a director f or services, $1.00 per
 share, August 2005                                     2,000     2,000           -         -           -            -        2,000
Issuance for marketing a nd consulting services,
 $0.88 per share, August  through November 2005         5,765     5,100           -         -           -            -        5,100
Issuance for conversion  of notes payable to
 related parties, August  2005, $0.10 per share             -         -   2,073,591     2,074      96,594            -       98,668
Issuance for conversion  of note payable, December
 2005, $1.00 per share                                 15,000    15,000           -         -           -            -       15,000
Net loss                                                    -         -           -         -           -     (634,091)    (634,091)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 20 05                           297,515   291,350  15,152,903    15,153     275,971   (2,251,526)  (1,669,052)
Issuance for conversion  of note payable and
 related accrued interes t, March 2006, $1.01 per
 share,                                               250,000   252,356           -         -           -            -      252,356
Issuance for cash, March  2006, $1.00 per share       161,500   161,500           -         -           -            -      161,500
Issuance for legal servi ces, March 2006, $0.67
 per share                                                495       330           -         -           -            -          330
Conversion of Series B p referred stock into common
 stock, March 2006, $0.4 8 per share                 (709,510) (705,536)  1,471,234     1,471     704,065            -            -
Issuance to employees fo r services, January 2006,
 $0.48 per share                                            -         -      91,248        91      43,914            -       44,005
Conversion of Series A r edeemable preferred stock,
 March 2006, $1.56 per s hare                               -         -     455,178       455     707,819            -      708,274
Issuance for services to  a consultant, March 2006,
 $0.05 per share                                            -         -     829,437       830      39,170            -       40,000
Issuance in acquisition  of Creative Vending Corp.,
 March 2006, $(0.00) per  share                             -         -   2,009,350     2,009      (6,509)           -       (4,500)
Net loss                                                    -         -           -         -           -     (343,577)    (343,577)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006                                 - $       -  20,009,350   $20,009  $1,764,430  $(2,595,103) $  (810,664)
===================================================================================================================================


                           See the accompanying notes to condensed consolidated financial statements.

                                                                 5

                                             TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                  September 30,
                                                                                  --------------------------------------------
                                                                                         2006                     2005
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                                                                                  $ (343,577)              $ (464,218)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation                                                                                27,424                   26,850
  Interest expense from accretion of Series A preferred stock                                 12,164                   45,000
  Series B preferred stock issued for services                                                   330                    9,020
  Common stock issued for services                                                            83,345                  109,058
Changes in operating assets and liabilities:
  Accounts receivable                                                                          2,219                    3,743
  Inventory                                                                                        -                    5,975
  Accounts payable and accrued liabilities                                                    81,720                    3,883
  Deferred revenue                                                                             1,924                        -
  Other                                                                                            -                    1,500
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                       (134,451)                (259,189)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                            (6,588)                    (300)
------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                         (6,588)                    (300)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Change in bank overdraft                                                                           -                  (16,626)
Proceeds from borrowing under notes payable                                                        -                  295,000
Principal payments on notes payable                                                          (25,148)                 (26,876)
Proceeds from notes payable to related parties                                                     -                   55,462
Principal payments on notes payable to related parties                                       (15,250)                       -
Principal payments on capital lease obligations                                              (17,635)                 (16,961)
Proceeds from issuance of common stock                                                           660                   19,544
Proceeds from issuance of Series A redeemable preferred stock                                      -                        -
Proceeds from issuance of Series B preferred stock                                           161,500                  155,000
------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                    104,127                  464,543
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                                         (36,912)                 205,054
Cash at Beginning of Period                                                                  108,311                        -
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                                     $   71,399               $  205,054
==============================================================================================================================

Schedule of Noncash Investing and Financing Activities:
Common stock issued for conversion of note payable to related party                       $        -               $   98,668
Conversion of note payable into Series B preferred stock                                     252,356                        -
Conversion of Series B preferred stock into common stock                                     705,536                        -
Conversion of Series A redeemable preferred stock into
  common stock                                                                               708,274                        -
Common stock issued in exchange for liabilities of Creative
  Vending Corp.                                                                                4,500                        -
==============================================================================================================================

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

Organization - TetriDyn Solutions, Inc. ("TetriDyn-Idaho") was organized under the laws of the State of Idaho on October 3, 2000. On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation (Creative). Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock. Creative also issued 829,437 shares to a finder for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement. Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction. The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.

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

Condensed Consolidated Financial Statements - The accompanying consolidated financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with TetriDyn's annual financial statements included in the Company's Current Report on Form 8-K dated March 22, 2006. In particular, the Company's organization, nature of operations, and significant accounting principles were presented in Note 1 to the financial statements included in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

                     TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts and transactions of TetriDyn-Idaho on a reorganized basis as discussed above and include the accounts and transactions of Creative, now TetriDyn, from the date of its acquisition on March 22, 2006. Intercompany accounts and transactions have been eliminated in consolidation. TetriDyn and its wholly-owned subsidiary, TetriDyn-Idaho, are referred to herein as "the Company."

Business Condition - During the year ended December 31, 2005, the nine months ended September 30, 2006, and the three months ended September 30, 2006, the Company suffered losses of $634,091, $343,577, and $72,912, respectively. During the year ended December 31, 2005, and the nine months ended September 30, 2006, the Company used $300,739 and $134,451 of cash in its operating activities, respectively. At September 30, 2006, the Company had a working capital deficit of $475,473 and a capital deficit of $810,664. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in the Company's operations. In addition, management is trying to expand the Company's sales and obtain profitable operations. Realization of profitable operations or proceeds from the financing is not assured. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Stock-Based Compensation - On July 19, 2004, the Company adopted the 2004 Stock Option Plan for employees, officers, directors, and consultants of the Company. Through December 31, 2005, the Company had granted 2,711,355 stock options under the plan that had been exercised and had granted 91,248 stock options that were outstanding at December 31, 2005, and that were exercised during January 2006. As a result of the reorganization of TetriDyn-Idaho into Creative on March 22, 2006, the 2004 Stock Option Plan was terminated.

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

As the result of adoption of SFAS 123R, the Company recognized $44,005 of compensation during January 2006 relating to stock options previously granted and that were outstanding at December 31, 2005. The Company did not issue any stock options or awards under the 2006 plan through September 30, 2006.

Stock options granted during the nine months ended September 30, 2005, were exercised at the date of grant, which resulted in the stock options having no fair value at the date of grant in excess of the intrinsic value recognized in the September 30, 2005, financial statements. Accordingly, had the Company recognized compensation under SFAS 123 during the three and nine months ended September 30, 2005, the pro forma effect on net loss and basic and diluted loss per share would not have been materially different from those amounts presented in the accompanying September 30, 2005, financial statements.

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. At September 30, 2005, the Company had outstanding 219,512 shares of Series A convertible, redeemable preferred stock and 249,020 shares of Series B convertible preferred stock that were excluded from the calculation of diluted loss per common share as their effects would have been antidilutive. There were no potential common share equivalents outstanding at September 30, 2006.

Reclassifications - Certain amounts in the 2005 information have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on the Company's net loss or cash flows.

Note 2 - Note Payable to Related Party

The Company had amounts due to a shareholder for funds loaned to the Company and for Company expenditures covered by the shareholder. The balances due to the shareholder at September 30, 2006, and December 31, 2005, were $77,751 and $93,001, respectively. The notes payable bear interest at 6% per annum. During May 2006, the shareholder and the Company agreed to modify the terms of the notes payable such that they are due on May 30, 2008.

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

To finance operations, the Company used credit cards held in the name of the Company, and guaranteed by a shareholder and officer of the Company, to finance operations. Aggregate amounts payable under the revolving credit card agreements total $101,706 at September 30, 2006, with required monthly payments of $2,486 as of September 30, 2006. Interest charged on the credit cards ranges from 6% to 17% per annum.

A $30,000 note payable to an economic development entity was in default at September 30, 2006; however, the default was subsequently corrected and that the due date of the note was extended to December 2006.

Notes payable are summarized as follows:

                                                                                             September 30,           December 31,
                                                                                                 2006                    2005
-----------------------------------------------------------------------------------------------------------------------------------
Note payable to third party, due in monthly payments of $17,433 through October
  2005, bearing interest at 10% per annum, secured by certain
  assets and shares of common stock, in default                                               $ 125,000               $ 125,000
Note payable to third party, due in monthly payments of $1,167 through
  September 2008, bearing interest at 6.25% per annum, secured by assets                         58,670                  58,670
Note payable to bank, bearing interest at 10.75%, due June 2008, guaranteed
  by two shareholders, secured by the shareholders' personal property                           196,773                       -
Note payable to bank, bearing interest at 6.25%, due May 2006, guaranteed
  by two shareholders, secured by the shareholders' personal property                                 -                 215,964
Line of credit agreements with a bank, interest at prime plus 3%                                 49,949                  49,728
Note payable to economic development entity, non-interest bearing, due in
  December 2006, unsecured                                                                       30,000                  30,000
Note payable to redevelopment agency, bearing interest at 8.0%, payable in monthly payments of $3,896 through December 2012, guaranteed by
  two shareholders, unsecured                                                                         -                 250,000
Revolving credit card loans payable, due on demand, interest at 6% to
  17% per annum, unsecured, guaranteed by a shareholder                                         101,706                 107,883
----------------------------------------------------------------------------------------------------------------------------------
Total Notes Payable                                                                             562,098                 837,245
Less: Current Portion                                                                           272,986                 590,359
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Notes Payable                                                                         289,112                 246,886
==================================================================================================================================

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

The future fair value of the Series A preferred stock at the dates the put option could have been exercised was not determinable at the date of issuance. The estimated fair value of the Series A preferred stock at the date of issuance and at the end of each reporting period has been determined based on a 12% annual simple rate of return. The increase in the fair value has been recognized as interest expense. The estimated amount that would have been paid to the holder of the Series A preferred stock if redemption had occurred on December 31, 2005, and March 22, 2006, was $696,110 and $708,274, respectively. The amount of interest expense recognized from the change in the fair value of the Series A preferred stock was $12,164 during 2006 through March 22, 2006.

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

Common Stock - On March 22, 2006, the Company issued 829,437 shares of common stock to a finder under a July 2005 agreement for services primarily rendered in connection with the acquisition of TetriDyn-Idaho. Management has determined that the value of the services rendered to TetriDyn-Idaho in connection with the acquisition of Creative was $40,000 based on the estimated fair value of the Company's common stock at July 2005 and has valued the issuance of the common shares at $40,000, or $0.05 per share.

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

In addition, we are in the process of developing new market opportunities in a variety of different market segments that take advantage of previous research and development efforts. We are also in the process of designing and developing our DBFusion software product, which is intended to provide integration of data from multiple locations and sources, as well as other products.

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

Revenue Recognition

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer's location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using Aero MD by entering into a new license with us. We also sell installation and post-contract telephone support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

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

Results of Operations

     Comparison of Three and Nine Months Ended September 30, 2006 and 2005

         Revenues

Our revenue was $269,503 and $541,324 for the three and nine months ended September 30, 2006, respectively, compared to $12,147 and $171,824 for the three and nine months ended September 30, 2005, respectively, representing an increase of $257,356, or 2,119%, and $369,500, or 215%, for the three- and nine-month periods, respectively. The increase in revenues was due to a consulting services contract with a regional hospital and increased AeroMD and third-party software sales during the quarters ended June 30, 2006, and September 30, 2006.

         Cost of Revenue

Our cost of revenue was $88,011 and $195,020 for the three and nine months ended September 30, 2006, respectively, compared to $4,871 and $59,235 for the three and nine months ended September 30, 2005, respectively, representing an increase of $83,140, or 1,707%, and $135,785, or 229%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 67% and 64% for the three and nine months ended September 30, 2006, respectively, and 60% and 66% for the three and nine months ended September 30, 2005, respectively. The increased cost of revenue was due to the initiation of a consulting service contract, which we performed by reassigning some personnel from administrative and research and development functions. This reassignment increased cost of revenue and correspondingly decreased operating costs, which also affected the gross margin percentage in 2006.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2006 and 2005, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

         Operating Expenses

General and Administrative -- General and administrative expenses, including noncash compensation expense, were $130,560 and $351,424 for the three and nine months ended September 30, 2006, respectively, compared to $116,993 and $220,080 for the three and nine months ended September 30, 2005, respectively, representing an increase of $13,567, or 12%, and $131,344, or 60%, for the three- and nine-month periods, respectively. The increase in our general and administrative expenses from the three- and nine-month periods ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflects legal, accounting, and administration fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing -- Selling and marketing expenses, including noncash compensation expense, were $77,265 and $198,301 for the three and nine months ended September 30, 2006, respectively, compared to $49,900 and $91,423 for the three and nine months ended September 30, 2005, respectively, representing an increase of $27,365, or 55%, and $106,878, or 117%, for the three- and nine-month periods, respectively. The increase in our selling and marketing expenses from the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses -- Research and development expenses were $31,182 and $120,660 for the three and nine months ended September 30, 2006, respectively, compared to $80,098 and $183,256 for the three and nine months ended September 30, 2005, respectively, representing a decrease of $48,916, or 61%, and $62,596, or 34%, for the three- and nine-month periods, respectively. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

Interest expense was $15,397 and $56,996 for the three and nine months ended September 30, 2006, respectively, as compared to $26,504 and $82,048 for the three and nine months ended September 30, 2005, respectively, a decrease of $11,107, or 42%, and $25,052, or 31%, for the three- and nine-month periods, respectively. The decrease in interest expense related primarily to our conversion of outstanding debt to common stock in connection with the reverse acquisition, thereby reducing our interest expense.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity consisted of $71,399 of cash, as compared to $108,311 of cash at December 31, 2005. In addition, our stockholders' deficit was $810,664 at September 30, 2006, compared to stockholders' deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of $858,388. The reduction in the deficit reflects the conversion of pre-acquisition Series A redeemable preferred stock to common stock and the conversion of a $250,000 loan to common stock in connection with the reverse acquisition completed in March 2006.

Our operations used net cash of $134,451 during the nine months ended September 30, 2006, as compared to $259,189 of net cash used during the nine months ended September 30, 2005. The $124,738 decrease in the net cash used by our operating activities primarily resulted from increased revenue causing our net loss to be substantially less during the nine months ended September 30, 2006, versus the nine months ended September 30, 2005.

Investing activities for the nine months ended September 30, 2006, used $6,588 of net cash, as compared to $300 of net cash used during the nine months ended September 30, 2005. The increase in net cash used related primarily to the purchase of additional computer equipment in support of the consulting services contract personnel engaged in 2006.

Financing activities provided $104,127 during the nine months ended September 30, 2006, compared to providing net cash of $464,543 during the nine months ended September 30, 2005. The decrease of $360,416 of net cash provided in financing activities primarily resulted from two loans being obtained in the three months ended September 30, 2005.

We are focusing our efforts on increasing revenue while we explore external funding alternatives. In addition, we intend to seek compromise and resolution of $125,000 in indebtedness due a community development agency, now in default, principally by execution on the collateral. If we are able to resolve this indebtedness in this manner, we currently have contracts in place for future deliveries that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to non-affiliates, excluding costs for new product development and rollout and reduction of indebtedness over minimum installments due. However, in order for us to continue to grow, we will be required to increase our revenues further and to seek additional external capital. Our growth will be restricted if we are unable to obtain external funding. On October 25, 2006, our common stock began being quoted on the OTCBB and the Pink Sheets, which we anticipate may improve our access to equity capital. Additionally, as we continue development of new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.


                         ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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


                                ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

     Exhibit
     Number*                Title of Document                         Location
-------------- ----------------------------------------------------  -----------

    Item 31    Rule 13a-14(a)/15d-14(a) Certifications
-------------- ----------------------------------------------------  -----------
     31.01     Certification of Principal Executive Officer and      Attached
               Principal Financial Officer Pursuant to Rule 13a-14

    Item 32    Section 1350 Certifications
-------------- ----------------------------------------------------  -----------
     32.01     Certification Pursuant to 18 U.S.C. Section 1350,     Attached
               as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 (Chief Executive
               Officer and Chief Financial Officer)
--------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TETRIDYN SOLUTIONS, INC.
                                                 (Registrant)

Date:  November 13, 2006                     By  /s/ David W. Hempstead
                                                 -------------------------------
                                                David W. Hempstead, President,
                                                Chief Executive Officer,
                                                and Chief Financial Officer