Form 10KSB
period 2006-12-31
TETRIDYN SOLUTIONS INC
filed 2007-04-02
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Name of small business issuer in its charter)

Nevada	20-5081381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1651 Alvin Ricken Drive Pocatello, ID	83201
(Address of principal executive offices)	(Zip Code)

208-232-4200
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $771,651

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 29, 2007, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,668,884.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 29, 2007, issuer had 20,459,350 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

TABLE OF CONTENTS

Item	Description	Page

	Part I
Item 1	Description of Business	1
Item 2	Description of Property	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10

	Part II
Item 5	Market for Common Equity, Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	11
Item 6	Management’s Discussion and Analysis or Plan of Operation	12
Item 7	Financial Statements	16
Item 8	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	16
Item 8A	Controls and Procedures	16
Item 8B	Other Information	17

	Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons and
	Corporate Governance; Compliance with Section 16(a) of
	the Exchange Act	18
Item 10	Executive Compensation	20
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	21
Item 12	Certain Relationships and Related Transactions,
	and Director Independence	21
Item 13	Exhibits	22
Item 14	Principal Accountant Fees and Services	23
	Signatures	24
	Supplemental Information To Be Furnished with Reports Filed
	Pursuant to Section 15(d) of the Exchange Act by Nonreporting
	Issuers	25

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nature of Business

TetriDyn Solutions, Inc. specializes in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. TetriDyn’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the food security and other industries...

Organization

TetriDyn Solutions, Inc. (“TetriDyn-Idaho”) was organized under the laws of the State of Idaho on October 3, 2000. On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation. Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock. Creative also issued 829,437 shares to a consultant for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement. Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction. The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.

Due to the TetriDyn-Idaho shareholders controlling TetriDyn-Idaho before and after the completion of the agreement, TetriDyn-Idaho was considered the accounting acquirer. The transaction was therefore recognized as a 1-to-2.07 stock split of the common stock of TetriDyn-Idaho and the reverse acquisition of Creative by TetriDyn-Idaho. Creative did not meet the definition of a business under Emerging Issues Task Force Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business; accordingly, the acquisition of Creative was recognized as a nonmonetary exchange whereby the 2,009,350 shares of common stock constructively issued to the Creative shareholders were recorded at $4,500, which was the value of the liabilities assumed. The accompanying consolidated financial statements are those of TetriDyn-Idaho for all periods prior to the reorganization and have been restated for the effects of the stock split for all periods presented.

On June 1, 2006, Creative changed its domicile to the State of Nevada through a merger with and into a newly-formed subsidiary, TetriDyn Solutions, Inc., a Nevada corporation. The reorganization of Creative into the Nevada surviving corporation was accomplished by a 1-for-1 share exchange by the shareholders. Under Nevada law, TetriDyn’s authorized capital consists of 5,000,000 shares of preferred stock, $0.001 par value, and 100,000,000 shares of common stock, $0.001 par value. The accompanying consolidated financial statements have been restated for all periods presented for the effects of the change in the par value of the common stock from no-par to $0.001 per share.

Market Opportunity

We develop software solutions that provide true integration of technology and data regardless of industry. These applications increase worker productivity through the use of wireless technologies and advanced data integration, freeing the enterprise from productivity barriers. This unique ability is demonstrated in the cross-industry application of our four innovative technologies:

•	AeroEncryption software is advanced high-efficiency encryption software designed for rapid, secure wireless transmission of data.
•

AeroForms software provides a framework in which industry-specific or customized forms can easily be created and combined to provide a comprehensive electronic records package that allows data to be shared regardless of the user’s location.

•

AeroFrame enables our technologies to seamlessly and easily function as a whole. It allows for the smooth integration of technologies (both ours and third parties’ technologies), thus creating the ability to quickly make industry-specific modifications.

•

DBFusion software is an advanced technology that solves the fundamental issues caused by increasingly complex information systems and the need to retrieve data from disparate databases in many different locations. It integrates data results from the disparate systems to look as if they came from one database. It is customizable based on business requirements and can be easily modified as requirements change. The DBFusion technology is not used in any of our current products.

We protect our unique technologies by filing domestic and foreign patent applications where appropriate and by maintaining an active program designed to preserve the confidentiality of trade secrets. In fact, one of our most advanced technologies, DBFusion, while not used in any of our current products, is patented and is exclusively licensed from the Idaho National Laboratory (formerly, the Idaho National Engineering & Environmental Laboratory).

As an emerging company seeking to market and sell products in new markets, we believe that a robust technology portfolio consisting of technologies that meet customers’ needs better than existing technology is an essential element of our business strategy. Accordingly, we believe that our success will depend largely on our ability to succeed in:

•	determining and developing technologies needed by mobile professionals that are not currently being met by other companies;
•	obtaining patent and other proprietary protection for the materials, processes, and designs that we develop;
•	enforcing and defending patents and other rights in technology, once obtained;
•	operating without infringing the patents and proprietary rights of third parties; and
•	preserving our intellectual property.

Research and Development

Our financial statements show we spent $152,552 and $216,018 for research and development during 2006 and 2005, respectively. In addition, we believe that other engineering and related development work in each of these years indirectly support our research and development efforts.

                We believe that our biggest strength is our ability to easily transition our technology from one market segment to another within or among various industries because of the way our products are engineered, designed, and developed. We seek to capitalize on the commonalities between various markets and provide solutions that create market-specific efficiencies while limiting the need for additional company capital expenditures due to the ability to reuse engineering efforts.

Technologies & Product

TetriDyn has targeted two major industries that we believe have significant needs that our products help address: healthcare and food security. TetriDyn’s unique proprietary EMR (electronic medical record) software will help hospitals and doctors’ offices adapt to electronic record systems, cutting down the traditional paper record system. In the food security arena, we believe our E-Trace (electronic tracing) program is the only electronic animal-tracking identification solution ready to meet significant needs of the livestock industry.

E-Trace:

We have built a prototype tracking system incorporating RFID technology and our own propriety software to create the first fully-effective electronic tracing, or E-Trace, program. Our E-Trace program will allow for the trace back of an animal in milliseconds, substantially surpassing NAIS’ (National Animal Identification System) goal of 48 hours. It will also allow for a more efficient processing of cattle as the RFID (Radio Frequency Identification) technology will lessen the number of times an animal must be touched, thereby cutting down on handling time and the stress and bruising caused to the animal during processing.

Our E-Trace program will provide for age, source, and process verification of livestock, which are growing concerns within the livestock industry due to both tighter export regulations and food safety issues. Our E-Trace program also will allow for the tracking of historical individual animal performance information necessary to make sound revenue-based decisions that enhance bottom line profits for livestock producers.

We have tested our E-Trace prototype in actual operation conditions with positive results in a number of commercial cattle feedlot locations. The results of our tests have resulted in a number of inquiries from prospective customers within the livestock industry. Currently, TetriDyn is in the process of negotiating a strategic alliance with an industry leader in the livestock industry. However, as with any new product introduction, proper funding is a key factor in the success of the product. We plan to move our E-Trace program from a prototype stage to a commercialization stage by year end 2008, depending on availability of funding.

AeroMD EMR:

AeroMD EMR is an electronic medical record product in the early commercialization stage. Since we introduced AeroMD in 2003, we have established over 81 independently-contracted value-added resellers (VAR) across the country to distribute AeroMD EMR and over 250 customers nationwide. We currently market through our website, direct marketing, and trade shows.

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer’s location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using AeroMD by entering into a new license with us.

AeroMD EMR, with its unique pricing strategy, support, and customization package, overcomes three of the top objections to EMR adoption: high price, fear of work flow changes, and reliability issues that have plagued the industry. AeroMD EMR technology offers medical offices the wireless ability to perform all office tasks from scheduling and examinations to prescription and billing processes. The technology’s ability to achieve these functions with full mobility provides offices the tool to streamline their operations and establish valuable processes that will limit errors and increase productivity, further helping decrease the high costs in the health care industry.

AeroMD EMR offers competitive features as well:
•	Unique approach to pricing of EMR that has eliminated the common barriers offices face when considering the implementation of EMR into their practice.
•	AeroMD EMR was built from the ground up to be mobile, unlike some other EMR programs that are too bulky to run across most wireless networks.
•	Instantaneous return on investment coupled with value-added support.
•	Direct wireless connectivity providing real-time data transfer.
•	Unique ability of the program to allow for multiple levels of customization.

Markets

Our mission is to be a leading provider of IT solutions to mature industries that have yet to adopt any type of overall, generally accepted technology to enhance the business processes within the particular industry.

The two markets we currently focus on are both rapidly moving toward a common system that would allow for the tracking and identification of health information of both humans and cattle. These two global markets combine for billions of dollars in market potential.

E-Trace:

Currently in the United States, there are over 105 million head of cattle with approximately 33 million cattle harvested each year. Of those harvested, less than 1% would qualify as source verified, according to the source verification program specifications released by the government. This only refers to cattle in the United States, as other countries worldwide are attempting to or have already established some form of an animal-tracking program.

This small number of source-verified cattle is due largely to the complexity and rudimentary way of source verifying an animal with current processes. Current source verification methods require data to be manually recorded on paper and stored in filing cabinets with no standard filing system, creating a time-consuming process for the recording, secure storage, and retrieval of the information.

The industry as a whole acknowledges the need for an overall standardized source verification and livestock tracking program; however, an effective program has yet to be developed although the industry has indicated a strong interest in an industry-wide uniform system.

AeroMD EMR:

The electronic medical record (EMR) market is very large with a great deal of potential. Currently in the market, there is a large push by the federal government and insurance agencies to establish some form of industry-wide centralized medical record system. These factors mixed with the technology’s potential ability to decrease costs to practices has made this market poised for rapid growth.

The industry, a $1 billion market in 2005, is poised to jump to over $4 billion by 2015, according to a new study from an industry market research firm Kalorama Information. This is a projected 400 percent increase over eight years and the pace is projected to quicken as the market nears the end of the decade. According to Kalorama, hospitals, physician’s offices, and other healthcare entities are anticipating increases to their IT budgets to include wireless technology and other electronic healthcare technologies.

Kalorama notes that the segment with the most potential for the largest growth is the physician market. It is estimated that only 10-15% of physicians in the U.S. had adopted EMR technology for their practice by the end of 2005. A surge for EMR growth is especially likely once EMR peripheral technologies such as workstations, servers, PDAs, tablet PCs, portable computers, and networking hardware and software continue to come down in price, the firm said.

“The potential not only in the U.S., but globally as well, is enormous, making EMR an exceptional opportunity not only for the current market players but for new entrants into the market,” said Steven Heffner, the publisher at Kalorama Information. “This is one area of healthcare where regulations such as HIPAA and various other government initiatives will actually help drive adoption of this advanced technology.” (Source: Health Imaging News, “Report: EMR market set for huge jump”, February 5, 2007)

Some of the main drivers behind these two markets are:
•	National and local government awareness and cooperation to aid in the development of a unified health record for all people.
•	Insurance companies are requiring more complete and more accurate documentation of patient encounters.
•	USDA is seeking to establish a National Animal Identification System (NAIS) to aid in the protection of disease outbreak and against possible terrorist threat to the national livestock population.
•	Security on both a national and individual basis is a high priority for both corporations and national governments
•	Corporations are continually looking for ways to enhance process efficiencies and to reduce costs while increasing profits.

Employees

As of March 29, 2007, we had 11 total employees, including nine full-time employees, consisting of two executive officers who are also directors and perform technical and managerial functions, seven other technical and managerial employees, and two part-time administrative staff.

Government Regulation; Environmental Compliance

Our activities are not subject to present or expected probable material governmental regulation, including environmental laws.

Competition

The market for wireless solutions for the mobile professional community is intensely competitive and highly fragmented, with minimal barriers to entry. We expect competition to increase in the future, and there can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and operating results.

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing and human resources than we have. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or that achieve greater market acceptance than our products;
•	devote greater resources to developing, marketing or selling their products;
•	respond more quickly to new or emerging technologies or technical advances and changes in customer requirements, which could render our technologies or products obsolete;
•	introduce products that make the continued development of our current and future products uneconomical;
•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;
•	withstand price competition more successfully than we can;
•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and
•	take advantage of acquisition or other opportunities more readily than we can.

Risk Factors

In addition to the negative implications of all information and financial data included in or referred to directly in this periodic report, you should consider the following risk factors. This periodic report contains forward-looking statements and information concerning us, our plans, and other future events. Those statements should be read together with the discussion of risk factors set forth below, because those risk factors could cause actual results to differ materially from such forward-looking statements.

Risks Related to Our Proposed Business Activities

We have not yet begun to achieve significant revenues from our marketing efforts, and it is likely we will continue to incur significant operating losses.

For the fiscal year ended December 31, 2006, we reported a net loss of $720,764 on revenues of $771,651. We do not anticipate that the revenues from our current operations will be sufficient to meet all of our projected operating expenses for the next 12 months and for an unknown period thereafter. For that reason, our losses from operations will likely continue. Accordingly, we are dependent upon obtaining substantial amounts of additional financing in order to continue.

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

The reports of our auditors on our financial statements for the years ended December 31, 2005 and 2006, contain an explanatory paragraph about our ability to continue as going concern.

We will require substantial additional funds to implement our marketing plan and pursue our other expansion. The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control. We anticipate that we will seek required funds from external sources.

We may seek required funds through the sale of equity or other securities. Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as us at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control. There can be no assurance that we will be able to complete an offering on terms favorable to it or at all. The issuance of additional equity securities may dilute the interest of our existing shareholders or may subordinate their rights to the superior rights of new investors.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements. Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from such project. There can be no assurance that we will be able to negotiate such arrangements or obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our planned marketing efforts; to obtain funds through arrangements with strategic or collaborative partners that may require us to relinquish rights to certain of our technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves; or to license our rights to such products on terms that are less favorable to us than might otherwise be available.

Product development still comprises a substantial part of our operations, and we face significant technological uncertainties.

Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties that we may encounter in establishing our new business, including:

•	our ability to maintain and expand a sales network to expose our product to potential customers and to complete sales;
•	our ability to manage our limited working capital;
•	our ability to scale systems and fulfillment capabilities to accommodate any growth of our business;
•	our ability to meet competition;
•	our ability to access and obtain additional capital when required;

•	our ability to develop and maintain strategic relationships; and
•	our dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that it will successfully address these risks.

We hold some of our core technology under a license agreement, and we could lose access to that technology through default or other means.

We have a license agreement with the Idaho National Laboratory, or INL, under which we acquired access to some of our technology. Even though this technology is not used in any of our current products, we believe it may provide us with future product opportunities. Under the license agreement, we must pay INL license fees, royalties, and royalty based payments. If we were to fail to meet our obligations under the license agreement, INL would have the option, after providing notice and an opportunity to cure, to terminate the license agreement, and to cancel the license and the option to purchase.

If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.

Our success will depend, in part, upon our intellectual property rights. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results, and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

Claims that we infringe upon the intellectual property rights of others could be costly to defend or settle.

Litigation regarding intellectual property rights is common in the software industry. We expect that software technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. These claims may or may not have merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results, and financial condition could be harmed if any of these events occurred.

We are heavily dependent on our executive officers and technical personnel.

We are dependent upon the continued participation and assistance of our key management and technical personnel, including Dave Hempstead, Chief Executive Officer, and Antoinette Knapp, Chief Technology Officer. We do not have and generally do not intend to acquire keyman life insurance on any of its executives. We will require the recruitment and retention of additional personnel, including technical advisors and management, and the development of additional expertise by existing management. The inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

We will need to hire and retain a number of key employees who may be difficult to find.

Our growth may require us to hire additional personnel, including software engineers, customer support personnel, marketing personnel, and warehouse and operational personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly-qualified personnel in the future. The failure to attract, motivate, and retain such additional employees could seriously harm our business.

Any substantial increase in sales will require skilled management of growth.

As our operations expand, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

If we provide wireless software products that are unreliable, we could lose customers and revenues.

Software products may contain unknown and undetected errors or performance problems. Many serious defects in software products are frequently found during the period immediately following introduction of new or enhancements to existing products. Although we will attempt to resolve all errors we believe our customers would consider serious, no technology is error-free. Undetected errors or performance problems may be discovered after customers begin using our products. This could result in lost revenues or delays in customer acceptance and could be detrimental to our reputation, which could harm our business, operating results, and financial condition.

We will be exposed to the risk of product liability.

The implementation of our business plan entails risks of product liability. We will seek to obtain product liability insurance, but there can be no assurance that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that will make it cost-effective. Any successful product liability claim made against us could substantially reduce or eliminate any economic return to us or our shareholders and could have a significant adverse impact on our future.

If we become subject to service-related liability claims, they could be time-consuming and costly to defend.

Because our customers will use our products and services for mission-critical applications in the medical and other fields, any errors, defects or other performance problems could result in liability or financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results, or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend and could harm our reputation.

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of holders of Common Shares.

We have authorized 100,000,000 common shares and 5,000,000 preferred shares. Of these, 20,459,350 common shares are issued and outstanding as of the date of this report. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1651 Alvin Ricken Drive, Pocatello Idaho, where we lease approximately 4,000 square feet of office space from an unrelated party at $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us, or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for consideration during the fourth quarter of our most recently completed fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since October 25, 2006. The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2007:
First Quarter to March 29, 2007	$0.56	$2.00

2006:
Fourth Quarter after October 25, 2006	0.26	2.00

On March 29, 2007, the closing price per share of our common stock on the Over-The-Counter Bulletin Board was $0.56.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 29, 2007, we had approximately 810 stockholders.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	4,000,000	n/a	4,000,000
Equity compensation plans not approved by security holders	--	--	--
Total	4,000,000		4,000,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

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

Overview

We provide software consulting services, develop wireless technology and products, and resell third-party software primarily focused in the healthcare industry. Our business was founded as an Idaho corporation, TetriDyn Solutions, Inc. On March 22, 2006, we completed a share exchange with Creative Vending Corp., then inactive, that resulted in TetriDyn Solutions, Inc. becoming a wholly-owned subsidiary of the Florida corporation, the legal acquirer. For accounting purposes, the Idaho corporation was the accounting acquirer because its management and controlling shareholders continued to manage and control the consolidated enterprise following the exchange. In June 2006, we changed our corporate domicile from Florida to Nevada and changed our name from Creative Vending Corp. to TetriDyn Solutions, Inc.

The objectives of our software are to integrate technology and data and to increase professional or worker productivity through the use of customized data input screens and wireless technologies. We have developed and are offering our AeroMD electronic medical records, or EMR, software product. AeroMD EMR is a turnkey, healthcare industry software product that provides medical practitioners with the ability to create, store, and access mobile electronic medical records. AeroMD EMR provides (i) high efficiency encryption and rapid secure wireless transmission of data, (ii) customized medical specialization specific on-screen input forms, and (iii) integration of stored data with third-party technologies.

In addition, we are in the process of developing new market opportunities in a variety of different markets that take advantage of previous research and development efforts. Specifically, we have built a prototype tracking system, E-Trace, that incorporates RFID technology with our proprietary software that will allow for the trace back of livestock in milliseconds, as well as providing a complete medical record for an individual animal. We believe our E-Trace program will not only provide increased food safety security, but will also provide avenues for increased revenue to livestock producers.

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

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Our revenue was $771,651 and $181,602 for the fiscal years 2006 and 2005, respectively, representing an increase of $590,049, or 325%, in 2006. The increase in revenues in 2006 was due to a consulting services contract with a regional hospital and increased AeroMD and third-party software sales during fiscal year 2006.

Cost of Revenue

Our cost of revenue was $280,027 and $91,622 for the fiscal years 2006 and 2005, respectively, representing an increase of $188,405, or 206%, in 2006. The gross margin percentage on revenue was 64% and 50% for the fiscal years 2006 and 2005, respectively. The increased cost of revenue was due to the initiation of a consulting service contract, which we performed by reassigning some personnel from administrative and research and development functions. This reassignment increased cost of revenue and correspondingly decreased operating costs, which also affected the gross margin percentage in 2006.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three fiscal years 2006 and 2005 are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including non-cash compensation expense, were $746,592 and $286,607 for the fiscal years 2006 and 2005, respectively, representing an increase of $459,985, or 160%, in 2006. The increase in our general and administrative expenses from the fiscal year ended December 31, 2006, as compared to the fiscal year ended December 31, 2005, reflects an increase of non-cash expenses for common stock issued for services of $443,675 in 2006, including $400,000 directly attributable to a one-time compensation expense paid to a consultant responsible for services related to the reverse acquisition, as compared to $136,156 in 2005. We also incurred additional costs for legal, accounting, and administration fees incurred in 2006 directly related to the reverse acquisition of TetriDyn-Idaho by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including non-cash compensation expense, were $259,293 and $116,462 for the fiscal years 2006 and 2005, respectively, representing an increase of $142,831, or 123%, in 2006. The increase in our selling and marketing expenses from the fiscal year ended December 31, 2006, as compared to the fiscal year ended December 31, 2005, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses — Research and development expenses were $152,552 and $216,018 for the fiscal years 2006 and 2005, respectively, representing a decrease of $63,466, or 29%, in 2006. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

Interest expense was $91,988 and $104,984 for the fiscal years 2006 and 2005, respectively, a decrease of $12,996, or 12%, in 2006. The decrease in interest expense related primarily to the decreased accretion interest for redeemable stock in fiscal year 2006 compared with fiscal year 2005.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity consisted of $81,723 of cash, as compared to $108,311 of cash at December 31, 2005. In addition, our stockholders’ deficit was $827,851 at December 31, 2006, compared to stockholders’ deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of $841,201. The reduction in the deficit reflects the conversion of redeemable stock to common stock and the conversion of a $250,000 loan to common stock in connection with the reverse acquisition completed in March 2006.

Our operations used net cash of $120,680 and $300,739 during the fiscal years 2006 and 2005, respectively. The $180,059 decrease in the net cash used by our operating activities during 2006 primarily resulted from increased revenues during the year ended December 31, 2006 being offset by higher non-cash compensation expenses during the same period, versus December 31, 2005.

Investing activities for the year ended December 31, 2006, used $2,072 of net cash, as compared to $390 of net cash used during the year ended December 31, 2005. The increase in net cash used related primarily to the purchase of additional computer equipment in support of the consulting services contract personnel engaged in 2006.

Financing activities provided $96,164 and $409,440 during the fiscal years 2006 and 2005, respectively. The decrease of $313,276 of net cash provided in financing activities primarily resulted from two loans being obtained in the fiscal year 2005.

                We are focusing our efforts on increasing revenue while we explore external funding alternatives. In addition, we intend to seek compromise and resolution of $125,000 in indebtedness due a community development agency, now in default, principally by execution on the collateral. We currently have contracts in place for future deliveries of our AeroMD product and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to non-affiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products. In order for us to expand our AeroMD market penetration and to pursue the development of our E-Trace program leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth will be severely restricted if we are unable to obtain external funding. On October 25, 2006, our common stock began being quoted on the OTCBB and the Pink Sheets, which we anticipate may improve our access to equity capital. Additionally, as we continue development of new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2006 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer’s location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using AeroMD by entering into a new license with us. We also sell installation and post-contract telephone support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

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

We also provide information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2007, the registrant’s board of directors unanimously approved the dismissal of Hansen, Barnett & Maxwell as the registrant’s auditor and the engagement of Webb & Company as the registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2006, as was described in the current report on Form 8-K filed January 22, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act.

                Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on his evaluation as of December 31, 2006 (the “Evaluation Date”), that the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

During our 2005 audit, our auditor noted deficiencies in our internal controls that we determined to be material weaknesses. During 2006, the Company made the following changes in its internal controls to correct the material weaknesses:

•	The Company revised its procedures for recording deferred revenue to ensure that revenue is properly recorded when earned in accordance with the Company’s accounting policies.
•

The Company revised its procedures for recording accrued liabilities, depreciation, accumulated depreciation, accretion interest on redeemable stock, and past audit adjustments in its financial statements.

•	The Company revised its procedures for recognizing stock-based compensation related to grants of stock options to its employees.
•	The Company revised its procedures to classify components of cost of revenue, sales and marketing expense, and research and development expense to the appropriate classifications.
•	The Company revised its procedures to provide the appropriate disclosures in its financials statements in order to comply with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Title
David W. Hempstead	43	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director
Antoinette R. Knapp	42	Secretary and Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	82	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	69	Director and Member of Executive Compensation Committee
John N. Iasonides	31	Chief Operating Officer, Chief Marketing Officer

David Hempstead served as Chief Executive Officer, President, Chairman of the Board, and as a director of TetriDyn since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Mr. Hempstead sets the strategic direction of the company and works closely with the management team, board of directors, and advisors on all aspects of our operations, from product development to marketing. He has 21 years of experience in accounting, financial forecasting, business development, marketing, and software design, development, and maintenance. Mr. Hempstead brings a unique blend of business and technical expertise to our team. He has capitalized on his diverse experience by frequently serving as the liaison between technical and business divisions, enabling efficient and productive communication. Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company. He also serves on the Scientific and Industrial Advisory Boards of the International Congress on Medical and Care Compunetics. Education: BS, Accounting with Computer Science Minor, University of Idaho.

Antoinette Knapp served as Chief Technology Officer, Vice President, and as a director of TetriDyn since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Ms. Knapp directs all our product development, scheduling, and customer support activities. She ensures compliance with customer requirements and collaborates with Marketing and Sales to determine product release schedules and enhancements. Ms. Knapp has 21 years of experience in software management and software development. She has served a key role in the planning, implementation, and support of all of our products. Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.

Orville J. Hendrickson was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho; however, Mr. Hendrickson served as a valued advisor to TetriDyn-Idaho from its inception in providing contacts and advice in legal, accounting, technical, and business areas. Mr. Hendrickson serves on the board’s executive compensation committee. He is a retired Lieutenant Colonel for the United States Air Force and spent three years teaching Mechanical Engineering at the University of Washington. Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the Nuclear Construction ASME Stamp. Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity. Education: B.S., Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington.

Larry J. Ybarrondo, Ph.D. was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho. Dr. Ybarrondo serves on the board’s executive compensation committee. Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and 6 foreign countries. His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues including planning, facility design, construction, fabrication, and modification. Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work. Dr. Ybarrondo has over 30 years experience in the technological, operational, and managerial aspects of nuclear reactor technology. His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects. Education: Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School.

John Iasonides served as Chief Marketing Officer and Chief Operating Officer of TetriDyn-Idaho beginning in 2004, and assumed that position with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Mr. Iasonides is responsible for overseeing the day to day operations of the company and has been actively involved in providing direction in key areas of the company. Mr. Iasonides also directs the overall marketing efforts of the company with a major focus on our flagship product AeroMD. Mr. Iasonides has 11 years of successful sales and marketing experience. Mr. Iasonides’ experience includes business development, sales, sales force management, market research, and financial management. Mr. Iasonides’ diverse experience has enabled him to work very well in developing and implementing effective business and marketing plans and multiple sales distribution channels for TetriDyn. Education: BBA, Marketing, Idaho State University – Emphasis: International Business, American College of Thessaloniki-Greece.

Unless a director dies, resigns, or is removed earlier, each director serves at least two years or until the next annual meeting of shareholders, provided that each director will serve until such director’s successor is elected and qualified.

David W. Hempstead and Antoinette R. Knapp are married.

Board of Directors’ Committees

Both Orville J. Hendrickson and Larry J. Ybarrondo are considered independent members of our board of directors under NASD Rule 4200(a)(15).

Our compensation committee is composed of Messrs. Hendrickson and Ybarrondo, our independent directors. Our board as a whole acts as the audit committee. Our board of directors has concluded that Mr. Hendrickson, an independent director, serves as the audit committee financial expert.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year (or such lesser period that the we have been in existence), the dollar value of all cash and non-cash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David W. Hempstead	2006	$57,458(1)	--	--	--	--	--	--	$57,458
Chief Executive Officer

_______________

(1)

On January 21, 2006, TetriDyn entered into an executive employment agreement with David Hempstead with his annual salary to be set by the board of directors’ executive compensation committee. The executive compensation committee set Mr. Hempstead’s annual salary to $90,000 effective January 1, 2006, but Mr. Hempstead elected to take a lower salary for the Company’s benefit.

Our employment agreement with Mr. Hempstead engages him as an at-will employee that we can terminate at any time, with or without cause. He agrees to maintain the confidentiality of company information, assign to us all of his inventions during employment and not to compete with us for three years after his employment by us terminates for any reason. Mr. Hempstead’s annual compensation is determined annually by the compensation committee. Currently, Mr. Hempstead’s salary is set to $90,000 per year by the executive compensation committee; however, Mr. Hempstead is taking a lower salary of $81,000 per year and has voluntarily waived the difference.

Outstanding Equity Awards at Fiscal Year-End

We did not have any Outstanding Equity Awards at December 31, 2006.

We have not granted any options or stock appreciation rights, or SARs, during the last completed fiscal year to our Named Executive Officers.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

Directors’ Compensation

Our outside directors are not compensated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, the outstanding Common Shares owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group.

Name of Person or Group	Nature of Ownership	Amount	Percent
Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	11,858,710	59.3%

Directors:
David W. Hempstead(1)	Common Stock	11,858,710	59.3%
Antoinette R. Knapp(1)	Common Stock	11,858,710	59.3%
Orville J. Hendrickson	Common Stock	107,827	*
Larry J. Ybarrondo	Common Stock	155,520	*

All Executive Officers and Directors as a Group (4 persons):	Common Stock	12,122,057	60.6%

_______________

*	Less than 1%.
(1)

Consists of 25,920 shares owned of record by David W. Hempstead; 25,920 shares owned of record by Antoinette R. Knapp; and 11,806,870 shares owned of record by Sawtooth Meadows, LP. David W. Hempstead and Antoinette R. Knapp, husband and wife, are owners of, and control, Sawtooth Meadows, LP, and as such, each is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

The terms of the following transactions were not the result of arm’s length negotiations.

Share Issuances

The information set forth in the current report on Form 8-K reporting the event of March 22, 2006, filed March 28, 2006, under the following captions is incorporated herein by reference:

•	Item 1.01 Entry into a Material Definitive Agreement.
•	Item 2.01 Completion of Acquisition or Disposition of Assets.
•	10-SB Item 4. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholder Loans

On December 17, 2002, TetriDyn entered into a short-term borrowing agreement with David W. Hempstead, President, director, and principal shareholder, for $50,000 at a 7% annual rate of interest. The agreement called for 26 biweekly payments of $2,000, with the final payment originally due December 2003. Additional funds were loaned to TetriDyn from Mr. Hempstead in 2004 and 2005. The obligation has been renewed and became an obligation of ours upon the consummation of our share exchange with TetriDyn-Idaho. Amounts payable to this shareholder for this note, including interest, were $93,001 and $77,751 at December 31, 2005, and December 31, 2006, respectively.

Antoinette Knapp

We employ Antoinette Knapp, the spouse of David Hempstead, as our secretary/treasurer, chief technology office, and a director. Currently, Ms. Knapp’s salary is set to $80,000 per year by the executive compensation committee; however, Ms. Knapp is taking a lower salary of $67,500 per year and has voluntarily waived the difference.

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 2.	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement for the Exchange of Common Stock dated July 13, 2005	Incorporated by reference from the current report on Form 8-K filed February 28, 2006.

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	This filing.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Webb & Company for the 2006 audit and the Creative Vending 2005 audit and by Hansen, Barnett & Maxwell for the 2006 quarterly reviews and the TetriDyn-Idaho 2005 audit, including all accounting work necessary to complete the reverse merger.

	2006	2005
Audit Fees	$17,000	$39,156
Review Fees	10,954	-
All Other Fees	-	-

Total	$27,954	$39,156

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.

Date: April 2, 2007	By /s/ David W. Hempstead
David W. Hempstead, President
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 2, 2007

/s/ David W. Hempstead
David W. Hempstead, Director
/s/ Antoinette R. Knapp
Antoinette R. Knapp, Director

[Did not sign]
Orville J. Hendrickson, Director

/s/ Larry J. Ybarrondo
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS

Also furnished with this report is the proxy statement respecting the special shareholders’ meeting held on May 15, 2006, to approve:

(1)

the change of our domicile from Florida to Nevada, to be effected pursuant to a Plan of Merger by and between us and TetriDyn Solutions, Inc., a Nevada corporation that is our newly-created, wholly-owned subsidiary (“TetriDyn-Nevada”), pursuant to which we will merge with and into TetriDyn-Nevada, which will survive the merger, with the effect of changing our name to TetriDyn Solutions, Inc., and adopting the articles of incorporation and bylaws of TetriDyn-Nevada; and

(2)	our 2006 Long-Term Incentive Plan (in the event this is approved by the shareholders, the 2006 Long-Term Incentive Plan shall be deemed adopted by TetriDyn-Nevada).

The Company will also furnish to the Commission at the same time that it is sent to stockholders any proxy or information statement that it sends to stockholders in connection with its 2007 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Webb & Company, P.A.	F-1

Report of Independent Registered Public Accounting Firm – Hansen, Barnett & Maxwell, P.C.	F-2

Consolidated Balance Sheet – December 31, 2006	F-3

Statements of Operations for the Years Ended December 31, 2006 (Consolidated) and 2005	F-4

Statements of Stockholders’ Deficit for the Years Ended December 31, 2005

and 2006 (Consolidated)	F-5

Statements of Cash Flows for the Years Ended December 31, 2006 (Consolidated) and 2005	F-6

Notes to Financial Statements for the Years Ended December 31, 2006 (Consolidated) and 2005	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TetriDyn Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of TetriDyn Solutions, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of consolidated as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $720,764, a negative cash flow from operations of $120,680, a working capital deficiency of $429,587 and a stockholders’ deficiency of $ 827,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

March 23, 2007

HANSEN, BARNETT & MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128	An independent member of
Phone: (801) 532-2200	BAKER TILLY
Fax: (801) 532-7944	INTERNATIONAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

TetriDyn Solutions, Inc.

We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows of TetriDyn Solutions, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TetriDyn Solutions, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company was a development stage company engaged in developing and marketing software products. During the year ended December 31, 2005 and during the period from October 3, 2000 (date of inception) through December 31, 2005, the Company suffered losses from operations and had negative cash flows from operating activities. At December 31, 2005, the Company had a working capital deficiency and a capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

February 14, 2006

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

		December 31,
		2006
ASSETS
Current Assets
Cash		$ 81,723
Accounts receivable		200
Total Current Assets		81,923
Property and Equipment, net		14,351
Total Assets		$ 96,274

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities
Accounts payable		$ 154,674
Accrued liabilities		79,769
Deferred revenue		57,796
Notes payable, current portion		219,271
Total Current Liabilities		511,510
Long-Term Liabilities
Notes payable, net of current portion		334,864
Notes payable to related parties, net of current portion		77,751
Total Long-Term Liabilities		412,615
Total Liabilities		924,125

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	20,009,350 shares	20,009
Additional paid-in capital		2,124,430
Accumulated deficit		(2,972,290)
Total Stockholders' Deficit		(827,851)
Total Liabilities and Stockholders' Deficit		$ 96,274

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005
	(Consolidated)
Revenue	$ 771,651	$ 181,602
Cost of Revenue	280,027	91,622
Gross Profit	491,624	89,980
Operating Expenses
General and administrative	746,592	286,607
Selling and marketing	259,293	116,462
Research and development	152,552	216,018
Total Operating Expenses	1,158,437	619,087
Other Income (Expenses)
Grant Income	37,500	-
Interest Income	537	-
Interest Expense	(91,988)	(104,984)
Total Other Income (Expenses)	(53,951)	(104,984)
Net Loss before Provision for Income Taxes	(720,764)	(634,091)
Provision for Income Taxes	-	-
Net Loss	$ (720,764)	$ (634,091)

Basic and Diluted Loss Per Common Share	$ (0.04)	$ (0.05)

Basic and Diluted Weighted-Average
Common Shares Outstanding	19,172,669	12,323,271

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2005 and December 31, 2006 (Consolidated)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2004	10,544,213	$ 10,545	$ 137,855	$ (1,617,435)	$ (1,469,035)
Issuance to employees for exercised stock options,
$0.007 exercise price per share, $0.048 fair
value per share, May through November 2005	2,634,632	2,635	122,769	-	125,404
Issuance to advisors for services,
$0.048 per share, May through August 2005	76,723	77	3,575	-	3,652
Issuance for cash at $0.48 per share, and 3,250
shares and $2,250 cash issued to placement
agent, June through December 2005	393,464	393	183,857	-	184,250
Issuance to a director for services, $0.48 per
share, August 2005	4,147	4	1,996	-	2,000
Issuance for marketing and consulting services,
$0.43 per share, August through November 2005	11,954	12	5,088	-	5,100
Issuance for conversion of notes payable to
related parties, August 2005, $0.048 per share	2,073,591	2,074	96,594	-	98,668
Issuance for conversion of note payable, December
2005, $0.48 per share	31,104	31	14,969	-	15,000
Net loss	-	-	-	(634,091)	(634,091)
Balance, December 31, 2005	15,769,828	15,771	566,703	(2,251,526)	(1,669,052)
Issuance for conversion of note payable and related accrued
interest, $0.49 per share, March 2006	518,398	518	251,838	-	252,356
Issuance for cash, $0.48 per share, March 2006	334,885	335	161,165	-	161,500
Issuance for legal services, $0.32 per share, March 2006	1,026	1	329	-	330
Issuance to employees for exercised stock options,
$0.007 exercise price per share, $0.48 fair value per share,
January 2006	91,248	91	43,914	-	44,005
Issuance for conversion of redeemable stock,
$1.56 per share, March 2006	455,178	455	707,819	-	708,274
Issuance for services to a consultant,
$0.48 per share, March 2006	829,437	830	399,170	-	400,000
Issuance in acquisition of Creative Vending Corp.,
$(0.00) per share, March 2006	2,009,350	2,009	(6,509)	-	(4,500)
Net loss	-	-	-	(720,764)	(720,764)
Balance, December 31, 2006 (Consolidated)	20,009,350	$ 20,010	$ 2,124,429	$ (2,972,290)	$ (827,851)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
	(Consolidated)
Cash Flows from Operating Activities
Net Loss	$ (720,764)	$ (634,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,448	35,800
Retirement of impaired equipment	27,780	-
Expenses paid by shareholder	-	40,814
Interest expense from accretion redeemable stock	12,164	60,000
Common stock issued for services	443,675	136,156
Changes in operating assets and liabilities:
Accounts receivable	2,019	1,603
Inventory	263	5,976
Accounts payable and accrued liabilities	59,616	54,657
Deferred revenue	42,119	(3,932)
Other	-	2,278
Net Cash Used in Operating Activities	(120,680)	(300,739)
Cash Flows from Investing Activities
Purchase of property and equipment	(2,072)	(390)
Net Cash Used in Investing Activities	(2,072)	(390)
Cash Flows from Financing Activities
Change in bank overdraft	-	(16,626)
Proceeds from borrowing under notes payable	202,119	295,000
Principal payments on notes payable	(235,229)	(25,702)
Proceeds from notes payable to related parties	-	27,900
Principal payments on notes payable to related parties	(15,250)	(32,542)
Principal payments on capital lease obligations	(17,636)	(22,840)
Proceeds from issuance of common stock	161,500	184,250
Proceeds from exercised stock options	660	-
Net Cash Provided by Financing Activities	96,164	409,440
Net Increase (Decrease) in Cash	(26,588)	108,311
Cash at Beginning of Period	108,311	-
Cash at End of Period	$ 81,723	$ 108,311

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 60,676	$ 46,138

Schedule of Noncash Investing and Financing Activities:
Common stock issued for conversion of note payable to related party	$ -	$ 98,668
Conversion of note payable into common stock	252,356	15,000
Conversion of redeemable stock into common stock	708,274	-
Common stock issued in exchange for Creative Vending Corp.
liabilities	4,500	-
See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (“TetriDyn”) and its wholly-owned subsidiary specialize in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. TetriDyn’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the food security and other industries. During 2006, the Company exited the development stage.

Organization – TetriDyn Solutions, Inc. (“TetriDyn-Idaho”) was organized under the laws of the State of Idaho on October 3, 2000. On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation (Creative). Immediately prior to stock exchange being completed, all TetriDyn-Idaho’s preferred stock and redeemable stock was converted to TetriDyn-Idaho common stock, resulting in 1,471,234 and 455,178 common shares, respectively. Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock. Creative also issued 829,437 shares to a consultant for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement. Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction. The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative. The accompanying financial statements have been retroactively restated based on the stock received by the TetriDyn-Idaho in the reverse merger transaction.

Due to the TetriDyn-Idaho shareholders controlling TetriDyn-Idaho before and after the completion of the agreement, TetriDyn-Idaho was considered the accounting acquirer. The transaction was therefore recognized as a 1-to-2.07 stock split of the common stock of TetriDyn-Idaho and the reverse acquisition of Creative by TetriDyn-Idaho. Creative did not meet the definition of a business under Emerging Issues Task Force Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business; accordingly, the acquisition of Creative was recognized as a nonmonetary exchange whereby the 2,009,350 shares of common stock constructively issued to the Creative shareholders were recorded at $4,500, which was the value of the liabilities assumed. The accompanying consolidated financial statements are those of TetriDyn-Idaho for all periods prior to the reorganization and have been restated for the effects of the stock split for all periods presented.

On June 1, 2006, Creative changed its domicile to the State of Nevada through a merger with and into a newly-formed subsidiary, TetriDyn Solutions, Inc., a Nevada corporation (“TetriDyn”). The reorganization of Creative into TetriDyn was accomplished by a 1-for-1 share exchange by the shareholders. Under Nevada law, TetriDyn’s authorized capital consists of 5,000,000 shares of preferred stock, $0.001 par value, and 100,000,000 shares of common stock, $0.001 par value. The accompanying consolidated financial statements have been restated for all periods presented for the effects of the change in the par value of the common stock from no-par to $0.001 per share.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

Principles of Consolidation – The accompanying financial statements include the accounts and transactions of TetriDyn-Idaho only on a reorganized basis as discussed above for the year ended December 31, 2005. The financial statements for the year ended December 31, 2006 are consolidated and include the accounts and transactions of TetriDyn-Idaho on a reorganized basis as discussed above and the accounts and transactions of Creative, now TetriDyn, from the date of its acquisition on March 22, 2006. Intercompany accounts and transactions have been eliminated in consolidation. TetriDyn and its wholly-owned subsidiary, TetriDyn-Idaho, are referred to herein as “the Company.”

Going Concern - During the years ended December 31, 2006 and December 31, 2005, the Company suffered losses of $720,764 and $634,091, respectively. During the years ended December 31, 2006 and December 31, 2005, the Company used $120,680 and $300,739 of cash in its operating activities, respectively. At December 31, 2006, the Company had a working capital deficit of $429,587 and a capital deficit of $827,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations. Realization of profitable operations or proceeds from the financing is not assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents – For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition – Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We typically install the software at the customer’s location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using Aero MD by entering into a new license with us. We also sell installation and post-contract telephone support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

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

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

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

We also provide information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

Long-Lived Assets – The Company accounts for long-lived assets under the SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for Impairment or Disposal of Ling-Lived Assets.” In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Recent Accounting Pronouncements – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments – The carrying amounts of the Company’s accounts receivable, restricted cash, accounts payable, notes payable related party, notes payable and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment – Property and equipment are recorded at cost. Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

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

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

On May 15, 2006, at a special shareholders meeting, the Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers or directors, but contribute to the Company’s success.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plan. The Company previously accounted for stock options granted under the 2004 plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure.

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

As the result of adoption of SFAS 123R, the Company recognized $44,005 of compensation during January 2006 relating to stock options previously granted and that were outstanding at December 31, 2005. The Company did not issue any stock options or awards under the 2006 plan through December 31, 2006.

With the exception of the stock options granted on December 31, 2005 and exercised in January 2006 as described above, stock options granted during the year ended December 31, 2005, were exercised near the date of grant, which resulted in the stock options having no fair value at the date of grant in excess of the intrinsic value recognized in the December 31, 2005, financial statements. Accordingly, had the Company recognized compensation under SFAS 123 during the year ended December 31, 2005, the pro forma effect on net loss and basic and diluted loss per share would not have been materially different from those amounts presented in the accompanying December 31, 2005, financial statements.

Net Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. There were no potential common share equivalents outstanding at December 31, 2006 or at December 31, 2005.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

Note 2 – Note Payable to Related Party

The Company had amounts due to a shareholder for funds loaned to the Company and for Company expenditures covered by the shareholder. The balances due to the shareholder at December 31, 2006 and December 31, 2005, were $77,751 and $93,001, respectively. The notes payable bear interest at 6% per annum. During May 2006, the shareholder and the Company agreed to modify the terms of the notes payable such that they are due on May 30, 2008.

Note 3 – Notes Payable and Revolving Credit Agreements

To finance operations, the Company used credit cards held in the name of the Company, and guaranteed by a shareholder and officer of the Company, to finance operations. Aggregate amounts payable under the revolving credit card agreements total $104,023 at December 31, 2006, with required monthly payments of $2,275 as of December 31, 2006. Interest charged on the credit cards ranges from 0% to 16% per annum.

In 2006, the Company renewed a short-term loan with a banking institution for the remaining balance of the previous loan in the amount of $202,119. The Company also renegotiated a loan with an economic development company to extend the loan term and reduce payments. The Company is also in the process of renegotiating new terms on another loan with a second economic development company that was in default as of December 31, 2006.

Notes payable are summarized as follows:

	December 31,	December 31,
	2006	2005
Note payable to third party, due in monthly payments of $17,433 through
October 2005, bearing interest at 10% per annum, secured by certain
assets and shares of common stock, in default	$ 125,000	$ 125,000
Note payable to third party, due in monthly payments of $979 through
January 2013, bearing interest at 6.25% per annum, secured by assets	58,670	58,670
Note payable to bank, bearing interest at 10.75%, due June 2008, guaranteed
by two shareholders, secured by the shareholders' personal property	186,945	-
Note payable to bank, bearing interest at 6.25%, due May 2006, guaranteed
by two shareholders, secured by the shareholders' personal property	-	215,964
Line of credit agreements with a bank, interest at prime plus 3%	49,498	49,728
Note payable to economic development entity, non-interest bearing, due in
April 2007, unsecured	30,000	30,000
Note payable to redevelopment agency, bearing interest at 8.0%, payable in monthly payments of $3,896 through December 2012, guaranteed by
two shareholders, unsecured	-	250,000
Revolving credit card loans payable, due on demand, interest at 0% to
16% per annum, unsecured, guaranteed by a shareholder	104,023	107,883
Total Notes Payable	$ 554,136	$ 837,245
Less: Current Portion	219,272	590,359
Long-Term Notes Payable	$ 334,864	$ 246,886

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

Annual maturities of notes payable as of December 31, 2006 were as follows:

Years Ending December 31:
2007	$219,272
2008	191,496
2009	43,383
2010	43,989
2011	44,634
Thereafter	11,362
Total	$554,136

Note 4 – Property and Equipment

Property and equipment consist of the following as of December 31, 2006 and 2005:

December 31,	2006	2005
Computer & office equipment	$ 69,982	$ 179,000
Accumulated depreciation	(48,631)	(126,493)
	$ 14,351	$ 52,507

Depreciation expense during the years ended December 31, 2006 and 2005 was $12,448 and $35,800, respectively. For the year ended December 31, 2006, the Company expensed $27,781 for lost, impaired and retired equipment.

Note 5 – Concentrations

The Company had one customer that represented 76% of sales for the year ended December 31, 2006. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Note 6 – Income Taxes

As of December 31, 2006, the Company has net operating loss carry-forwards of $2,353,054 that expire, if not used, from 2022 through 2026. The valuation allowance at December 31, 2006, was $878,676. The net change in the valuation allowance for the year ended December 31, 2006, was an increase of $112,256. The Company paid no income taxes during the years ended December 31, 2006 and 2005. Deferred tax assets and related valuation allowance were as follows at December 31, 2006 and 2005:

December 31,	2006	2005
Deferred revenue	$ 22,540	$ 5,848
Operating loss carry forwards	856,040	760,340
Other	96	232
Total Deferred Income Tax Assets	878,676	766,420
Valuation allowance	(878,676)	(766,420)
Net Deferred Income Tax Asset	$ -	$ -

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2006	2005
Benefit at statutory rate (34%)	$(120,889)	$(211,207)
Non-deductible permanent differences	20,515	22,788
Change in valuation allowance	112,256	208,919
State tax benefit, net of federal tax	(11,882)	(20,500)
Benefit from Income Taxes	$ -	$ -

Note 7 – Stockholders’ Equity

Through the reverse acquisition of Creative on March 22, 2006, the Company’s common stock was reverse split on a 1-for-2.07 basis. The accompanying consolidated financial statements and related notes have been restated on a retroactive basis for all periods presented for the effects of the stock split, including basic and diluted loss per common share and preferred stock conversion ratios.

Common Stock – During March 2006, a $250,000 note payable and $2,356 of related accrued interest were converted into 518,398 shares of common stock at $0.49 per share. During March 2006, the Company issued 1,026 shares of common stock in payment of $330 of legal services, or $0.32 per share. During February and March 2006, the Company issued 334,885 shares of common stock for $161,500 of cash in a private placement offering at $0.48 per share.

On March 22, 2006, the Company issued 829,437 shares of common stock to a finder under a July 2005 agreement for services primarily rendered in connection with the acquisition of TetriDyn-Idaho. Management has determined that the value of the services rendered to TetriDyn-Idaho in connection with the acquisition of Creative was $400,000 based on the estimated fair value of the Company’s common stock at the date of the merger since the agreement was contingent on the completion of the merger and has valued the issuance of the common shares at $400,000, or $0.48 per share.

During January 2006, the Company issued 91,248 shares of common stock to employees upon exercise of stock options, recognized as stock issued for services. The common shares issued were valued at $44,005, or $0.48 per share.

From June through December 2005, the Company issued 386,725 shares of common stock for cash proceeds of $184,250, net of $2,250 of issuance costs.  In addition, the Company issued 6,739 shares of common stock as fees in connection with the issuance.

During August 2005, the Company issued 4,147 shares of common stock to a director for services valued at $2,000, or $0.48 per share.  From August through November 2005, the Company issued 11,954 shares of common stock for marketing and consulting services, valued at $5,100, or $0.43 per share.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

During 2005, the Company issued 2,634,632 shares of common stock to employees upon exercise of stock options, recognized as stock issued for services.  The Company also issued 76,723 shares of common stock to advisors for services.  The common shares issued to employees and advisors were valued at $125,404 and $3,652, respectively, or $0.048 per share.

In August 2005, the Company converted a $98,668 capital lease agreement with the major shareholder and president of the Company for the lease of equipment to 2,073,591 shares of common stock, or $0.048 per share.  In December 2005, the Company converted a $15,000 notes payable to 31,104 shares of common stock, or $0.48 per share.

Prior to the reverse merger, Creative Vending Corp. had 2,009,350 shares of common stock outstanding that remained outstanding after the transaction.

Redeemable Stock – On September 25, 2002, the Company issued redeemable preferred stock for cash proceeds of $486,100, which is net of $13,900 of offering costs. The Company had the right at any time to redeem all or any portion of the redeemable stock for the related pro rata portion of the total value of $500,000 plus an 8% annual simple rate of return. The holder of the redeemable stock was issued a put option with a redemption price to be the greater of the pro rata portion of (i) $500,000 increased at an 8% annual simple rate of return or (ii) the then fair value of the redeemable stock, determined by a qualified business appraiser, but not in excess of $500,000 increased at a 12% annual simple rate of return.

In accordance with Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the redeemable stock was a conditional obligation and was therefore classified as a liability. This liability was classified as long-term based upon the terms that redemption could occur.

The future fair value of the redeemable stock at the dates the put option could have been exercised was not determinable at the date of issuance. The estimated fair value of the redeemable stock at the date of issuance and at the end of each reporting period has been determined based on a 12% annual simple rate of return. The increase in the fair value has been recognized as interest expense. The estimated amount that would have been paid to the holder of the redeemable stock if redemption had occurred on December 31, 2005, and March 22, 2006, was $696,110 and $708,274, respectively. The amount of interest expense recognized from the change in the fair value of the redeemable stock was $12,164 during 2006 through March 22, 2006.

On March 22, 2006, the holder of the redeemable stock converted the stock into 455,178 shares of common stock at $1.56 per common share. Upon conversion, the redemption rights and the put option held by the holder of the redeemable stock expired.

Note 8 – Commitments and Contingencies

On January 21, 2006, the Company entered into an executive employment agreements with its Chief Executive Officer and its Chief Technology Officer to have their annual salaries set by the board of directors’ executive compensation committee. The executive compensation committee set the Chief Executive Officer’s annual salary to be $90,000 and the Chief Technology Officer’s annual salary to be $80,000, effective January 1, 2006.

TETRIDYN SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (CONSOLIDATED) AND 2005

Note 9 – Subsequent Events

On January 17, 2007, the Company entered into an agreement with Mirador Consulting for investor relations services in exchange for 450,000 common shares priced at par value (i.e., a total of $450) pending board approval. The full board approval for the stock issuance was obtained on February 1, 2007.