Form 10QSB
period 2007-03-31
TETRIDYN SOLUTIONS INC
filed 2007-05-07
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1651 Alvin Ricken Drive, Pocatello, ID 83201
(Address of principal executive offices)

(208) 232-4200
(Issuer’s telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). NO ☒ YES ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 3, 2007, issuer had 20,879,751 outstanding shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$ 59,953	$ 81,723
Accounts receivable	1,565	200
Total Current Assets	61,518	81,923
Property and Equipment, net	11,202	14,351
Total Assets	$ 72,720	$96,274

LIABILITIES
Current Liabilities
Accounts payable	$ 125,350	$ 154,674
Accrued liabilities	82,965	79,769
Deferred revenue	62,972	57,796
Notes payable, current portion	192,340	219,271
Total Current Liabilities	463,627	511,510
Long-Term Liabilities
Notes payable, net of current portion	350,035	334,864
Notes payable to related parties, net of current portion	77,751	77,751
Total Long-Term Liabilities	427,786	412,615
Total Liabilities	891,413	924,125

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized: 5,000,000 shares
Issued: no shares	—	—
Common stock - $0.001 par value
Authorized: 100,000,000 shares
Issued and outstanding: 20,459,350 shares and
20,009,350 shares, respectively	20,459	20,009
Additional paid-in capital	2,438,979	2,124,430
Deferred stock compensation	(249,198)	—
Accumulated deficit	(3,028,933)	(2,972,290)
Total Stockholders' Deficit	(818,693)	(827,851)
Total Liabilities and Stockholders' Deficit	$ 72,720	$ 96,274

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenue	$ 283,492	$ 31,440
Cost of Revenue	96,123	17,290
Gross Profit	187,369	14,150
Operating Expenses
General and administrative	50,223	32,230
Professional fees	92,999	434,804
Selling and marketing	63,849	54,735
Research and development	21,843	45,182
Total Operating Expenses	228,914	566,951
Net Loss from Operation	(41,545)	(552,801)
Other Income (Expenses)
Grant Income	—	—
Interest Income	81	188
Interest Expense	(15,179)	(28,185)
Total Other Income (Expenses)	(15,098)	(27,997)
Net Loss before Provision for Income Taxes	(56,643)	(580,798)
Provision for Income Taxes	—	—
Net Loss	$ (56,643)	$ (580,798)

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.03)

Basic and Diluted Weighted-Average
Common Shares Outstanding	20,381,931	16,662,625

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
		(Restated)
Cash Flows from Operating Activities
Net Loss	$ (56,643)	$ (580,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,149	8,977
Interest expense from accretion redeemable stock	—	12,164
Common stock issued for services	65,352	443,675
Changes in operating assets and liabilities:
Accounts receivable	(1,365)	2,139
Accounts payable and accrued liabilities	(26,129)	5,753
Deferred revenue	5,176	(1,765)
Other	—	(766)
Net Cash Used in Operating Activities	(10,460)	(110,621)
Cash Flows from Investing Activities
Purchase of property and equipment	—	(1,821)
Net Cash Used in Investing Activities	—	(1,821)
Cash Flows from Financing Activities
Principal payments on notes payable	(11,760)	(8,510)
Principal payments on notes payable to related parties	—	(21,197)
Principal payments on capital lease obligations	—	(5,997)
Proceeds from issuance of common stock	450	161,500
Proceeds from exercised stock options	—	660
Net Cash Provided (Used) by Financing Activities	(11,310)	126,456
Net Increase (Decrease) in Cash	(21,770)	14,014
Cash at Beginning of Period	81,723	108,311
Cash at End of Period	$ 59,953	$ 122,325

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ —	$ —
Cash paid for interest expense	$ 11,787	$ 18,628

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	—	252,356
Conversion of redeemable stock into common stock	—	708,274
Common stock issued in exchange for Creative Vending Corp. liabilities	—	4,500

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, including the financial statements and notes thereto.

Note 2 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”) and its wholly owned subsidiary specialize in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. The Company’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the food security and other industries.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition – The Company’s AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. The Company typically installs the software at the customer’s location for a fee and charges the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using Aero MD by entering into a new license with the Company. The Company also sells installation and post-contract telephone support service contracts on an hourly basis. The Company does not provide any rights of return or warranties on its AeroMD EMR software.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value. Fair value is evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company also provides information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

The Company had one customer that represented 73% of sales for the three months ended March 31, 2007. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – During the year ended December 31, 2006, and the three months ended March 31, 2007, the Company suffered losses of $720,764 and $56,643, respectively. During the year ended December 31, 2006, and the three months ended March 31, 2007, the Company used $120,680 and $10,460 of cash in its operating activities, respectively. At March 31, 2007, the Company had a working capital deficit of $402,109 and a capital deficit of $818,693. These matters raise doubt about the Company’s ability to continue. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Fair Value of Financial Instruments – The carrying amounts of the Company’s accounts receivable, restricted cash, accounts payable, notes payable to related parties, notes payable, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Net Loss Per Common Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. There were no potential common share stock options or warrants outstanding at March 31, 2007, or at March 31, 2006.

Reclassifications – Certain amounts in the 2006 information have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Recent Accounting Pronouncements – In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately-recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108, but does not expect that it will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 –Restatement of Financial Statements

The financial statements for the three months ended March 31, 2006, have been restated due to the Company determining that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. This restatement caused the professional fees expense for the three months ended March 31, 2006, to be increased by $360,000, resulting in the net loss for the same three-month period being increased by $360,000.

Note 4 – Stockholders’ Equity

In January 2007, the Company entered into a consulting agreement with a consultant for investor relations services. The agreement calls for the consultant to provide services for a period of one year. The Company sold the consultant 450,000 shares of common stock for cash proceeds of $450 and recorded the fair value of the common stock of $315,000. The fair value of the common stock will be recognized over the term of the agreement. For the three months ended March 31, 2007, the Company recognized consulting expense of $65,352 under the agreement.

Note 5 –Related Party Transactions

The Company had amounts due to a shareholder for funds loaned to the Company and for Company expenditures covered by the shareholder. The balances due to the shareholder at March 31, 2007, and December 31, 2006, were $77,751 and $77,751, respectively. The notes payable bear interest at 6% per annum. During May 2006, the shareholder and the Company agreed to modify the terms of the notes payable such that they are due on May 30, 2008. During April 2007, the shareholder and the Company agreed to again modify the terms of the notes payable to be paid with Company common stock (see Note 6).

Note 6 –Subsequent Events

In April 2007, the Company agreed to pay the amount owed to the shareholder discussed in Note 5, including all accrued interest, with the Company’s common stock at the closing price that date. The balance including accrued interest due to the shareholder in April 2007 was $84,080. As a result, the Company issued 420,401 shares of common stock for the cancellation of the debt to the shareholder. No gain or loss was recognized upon the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We specialize in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. Our solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the food security and other industries.

We have targeted two major industries that we believe have significant needs that our products help address: healthcare and food security. Our unique proprietary EMR (electronic medical record) software will help hospitals and doctors’ offices adapt to electronic record systems, cutting down the traditional paper record system. In the food security arena, we believe our E-Trace (electronic tracing) program is the only electronic animal-tracking identification solution ready to meet significant needs of the livestock industry.

Description of Expenses

General and administrative expenses consist primarily of salaries and related costs for accounting, administration, finance, human resources, and information systems.

Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, and investor relations services.

Selling and marketing expenses consist primarily of advertising, promotional activities, trade shows, travel, and personnel-related expenses.

Research and development expenses consist of payroll and related costs for software engineers, management personnel, and the costs of materials used by these employees in the development of new or enhanced product offerings.

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally-generated capitalizable software development costs have not been material to date. We have charged our software development cost to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Our revenue was $283,492 for the three months ended March 31, 2007, compared to $31,440 for the three months ended March 31, 2006, representing an increase of $252,052, or 802%, for the three-month period. The increase in revenues was due to a consulting services contract with a regional hospital and increased AeroMD and third-party software sales. The revenues associated with the consulting services with the regional hospital constituted 83% of the increased total revenue.

Cost of Revenue

Our cost of revenue was $96,123 for the three months ended March 31, 2007, compared to $17,290 for the three ended March 31, 2006, representing an increase of $75,833, or 439%, for the three-month period. The gross margin percentage on revenue was 66% for the three months ended March 31, 2007, and 45% for the three months ended March 31, 2006. The increased cost of revenue was due to the consulting service contract, which we performed by reassigning some personnel from administrative and research and development functions. This reassignment increased cost of revenue and correspondingly decreased operating costs, which also affected the gross margin percentage in 2007.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2007 and 2006, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $50,223 for the three months ended March 31, 2007, compared to $32,203 for the three months ended March 31, 2006, representing an increase of $18,020, or 56%, for the three-month period. The increase in our general and administrative expenses from the three-month period ended March 31, 2007, as compared to the three months ended March 31, 2006, reflects an increase in payroll costs in 2007 compared to the first three months of 2006.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $92,999 for the three months ended March 31, 2007, compared to $434,804 for the three months ended March 31, 2006, representing a decrease of $341,805, or 79%, for the three-month period. The decrease in our professional fees expenses from the three-month period ended March 31, 2007, as compared to the three months ended March 31, 2006, reflects legal, auditing, and other consulting fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $63,849 for the three months ended March 31, 2007, compared to $54,735 for the three months ended March 31, 2006, representing an increase of $9,114, or 17%, for the three-month period. The increase in our selling and marketing expenses from the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses — Research and development expenses were $21,843 for the three months ended March 31, 2007, compared to $45,182 for the three months ended March 31, 2006, representing a decrease of $23,339, or 52%, for the three-month period. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

Interest expense was $15,179 for the three months ended March 31, 2007, as compared to $28,185 for the three months ended March 31, 2006, a decrease of $13,006, or 46%, for the three-month period. The decrease in interest expense related primarily to our conversion of outstanding debt to common stock in connection with the reverse acquisition, thereby reducing our interest expense.

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

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately-recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statements No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108, but do not expect that it will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.” The adoption of this statement is not expected to have a material effect on our financial statements.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity consisted of $59,953 of cash, as compared to $81,723 of cash at December 31, 2006. In addition, our stockholders’ deficit was $818,693 at March 31, 2007, compared to stockholders’ deficit of $827,851 at December 31, 2006, a decrease in the deficit of $9,158.

Our operations used net cash of $10,460 during the three months ended March 31, 2007, as compared to $110,621 of net cash used during the three months ended March 31, 2006. The $100,161 decrease in the net cash used by our operating activities primarily resulted from the reduced loss in the first three months of 2007 compared to the first three months in 2006 when we incurred substantially larger expense for common stock issued for services.

Investing activities for the three months ended March 31, 2007, used no net cash, as compared to $1,821 of net cash used during the nine months ended March 31, 2006. The decrease in net cash used related to no new property or equipment being purchased in the three months ended March 31, 2007.

Financing activities used $11,310 during the three months ended March 31, 2007, compared to providing net cash of $126,456 during the three months ended March 31, 2006. The decrease of $137,766 of net cash provided in financing activities primarily resulted from the sale of stock.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 3, 2007	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief
Executive Officer, and Chief Financial Officer