Form 10KSB/A
period 2006-12-31
TETRIDYN SOLUTIONS INC
filed 2007-06-07
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

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
N/A
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

EXPLANATORY NOTE

This amendment is being filed to correct an inadvertent error on the cover page of the original filing. No changes have been made to the disclosure contained in the original report.

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 2.	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.01	Agreement for the Exchange of Common Stock dated July 13, 2005	Incorporated by reference from the current report on Form 8-K filed February 28, 2006.

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-KSB filed April 2, 2007.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-KSB filed April 2, 2007.

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.

Date: June 5, 2007	By:	/s/ David W. Hempstead
David W. Hempstead, President
Principal Executive Officer
Principal Financial and Accounting Officer

4