Form 10QSB/A
period 2006-03-31
TETRIDYN SOLUTIONS INC
filed 2007-06-18
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC

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

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Explanatory Note

We are filing this amendment on Form 10-QSB/A to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2006, as described in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements. While performing its audit of our financial statements for the year ended December 31, 2006, Webb & Company advised us that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the three months ended March 31, 2006, to be increased by $360,000, resulting in the net loss for the same three-month period being increased by $360,000. We are also filing amendments to our quarterly reports on Form 10-QSB for the quarters ended June 30 and September 30, 2006, to correct this error.

Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-QSB/A to update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB affected by subsequent events; however, this Form 10-QSB/A includes as Exhibits 31.01 and 32.01 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 3 – Controls and Procedures

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Consolidated Balance Sheets (Unaudited)	4

Condensed Consolidated Statements of Operations (Unaudited)	5

Condensed Consolidated Statements of Cash Flows (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	13

Item 3.	Controls and Procedures.	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 6.	Exhibits	17

Signature	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CREATIVE VENDING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2006	2005
	(Restated -
	See Note 2)
Assets
Current Assets
Cash	$ 122,325	$ 108,311
Accounts receivable, less allowance for doubtful accounts of $0 and $8,500	80	2,219
Inventory	263	263
Total Current Assets	122,668	110,793
Property and Equipment	180,821	179,000
Less: Accumulated depreciation	(135,470)	(126,493)
Net Property and Equipment	45,351	52,507
Total Assets	$ 168,019	$ 163,300

Liabilities and Stockholders’ Equity
Current Liabilities
Trade accounts payable	$ 100,078	$ 94,325
Accounts payable to related parties	-	5,947
Accrued liabilities	73,789	72,411
Deferred revenue	13,912	15,677
Notes payable, current portion	398,574	590,359
Notes payable to related parties, current portion	77,751	93,001
Capital lease obligations, current portion	11,639	17,636
Total Current Liabilities	675,743	889,356
Long-Term Liabilities
Notes payable, net of current portion	180,161	246,886
Series A non-voting redeemable preferred stock - no par value; no shares and 250,000 shares authorized, respectively; no shares and 219,512 shares outstanding, respectively	-	696,110
Total Long-Term Liabilities	180,161	942,996
Stockholders’ Deficit
Series B convertible preferred stock - no par value; no shares and 5,000,000 shares authorized, respectively; no shares and 249,020 shares outstanding	-	291,350
Common stock - $0.001 par value and no par value, respectively; 200,000,000 shares authorized; 20,009,350 shares and 15,152,903 shares outstanding, respectively	2,144,439	291,124
Deficit accumulated during the development stage	(2,832,324)	(2,251,526)
Total Stockholders’ Deficit	(687,885)	(1,669,052)
Total Liabilities and Stockholders’ Deficit	$ 168,019	$ 163,300

See the accompanying notes to condensed consolidated financial statements.

CREATIVE VENDING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			October 3, 2000
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2006	2005	March 31, 2006
	(Restated -		(Restated -
	See Note 2)		See Note 2)
Revenue	$ 31,440	$ 89,877	$ 857,498
Cost of Revenue	17,290	44,752	341,626
Gross Profit	14,150	45,125	515,872
Operating Expenses
General and administrative	467,034	27,516	2,589,904
Selling and marketing	54,735	26,402	171,197
Research and development	45,182	43,646	322,717
Total Operating Expenses	566,951	97,564	3,083,818
Interest Expense	27,997	12,047	291,878
Employment Grant Income	-	-	27,500

Net Loss	$ (580,798)	$ (64,486)	$ (2,832,324)

Basic and Diluted Loss
Per Common Share	$ (0.04)	$ (0.01)

Basic and Diluted Weighted-
Average Common Shares
Outstanding	16,016,271	10,367,957

See the accompanying notes to condensed consolidated financial statements.

CREATIVE VENDING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the Period from
			October 3, 2000
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2006	2005	March 31, 2006
	(Restated -		(Restated -
	See Note 2)		See Note 2)
Cash Flows from Operating Activities
Net Loss	$ (580,798)	$ (64,486)	$ (2,832,324)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	8,977	-	135,470
Expenses paid by shareholder	-	-	40,814
Interest expense from accretion of Series A preferred stock	12,164	15,000	222,174
Series B preferred stock issued for services	330	-	7,430
Common stock issued for services	444,005	-	573,061
Changes in operating assets and liabilities:
Accounts receivable	2,139	(2,008)	7,564
Inventory	-	5,904	5,976
Accounts payable and accrued liabilities	5,753	15,165	149,589
Deferred revenue	(1,765)	-	51,412
Other	(766)	1,500	5,762
Net Cash Used in Operating Activities	(109,961)	(28,925)	(1,633,072)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,821)	(276)	(8,483)
Net Cash Used in Investing Activities	(1,821)	(276)	(8,483)
Cash Flows from Financing Activities
Change in bank overdraft	-	(12,671)	-
Proceeds from borrowing under notes payable	-	34,268	1,059,594
Principal payments on notes payable	(8,510)	-	(120,397)
Proceeds from notes payable to related parties	-	9,663	64,818
Principal payments on notes payable to related parties	(21,197)	-	(59,686)
Principal payments on capital lease obligations	(5,997)	(1,836)	(160,699)
Proceeds from issuance of common stock	-	-	63,400
Proceeds from issuance of Series A redeemable preferred stock	-	-	486,100
Proceeds from issuance of Series B preferred stock	161,500	-	430,750
Net Cash Provided by Financing Activities	125,796	29,424	1,763,880
Net Increase in Cash	14,014	223	122,325
Cash at Beginning of Period	108,311	-	-
Cash at End of Period	$ 122,325	$ 223	$ 122,325

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into Series B preferred stock	$ 252,356	$ -
Conversion of Series B preferred stock into common stock	705,536	-
Conversion of Series A redeemable preferred stock into
common stock	708,274	-
Common stock issued in exchange for liabilities of Creative
Vending Corp.	4,500	-
See the accompanying notes to condensed consolidated financial statements.

CREATIVE VENDING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the
Year Ended December 31, 2005 and for the Three Months Ended March 31, 2006
	Series B Preferred Stock		Common Stock		Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount (Restated - See Note 2)	Stage (Restated - See Note 2)	Deficit (Restated - See Note 2)
Balance, October 3, 2000
(Date of Inception)	-	$-	-	$-	$-	$-
Issuance for cash, July 2002,
$0.004 per share	-	-	2,073,591	4,000	-	4,000
Issuance for intellectual property, October
2002, $0.00 per share	-	-	82,944	-	-	-
Issuance for cash, July 2004, $0.015 per share	-	-	8,211,422	59,400	-	59,400
Issuance for cash, August through December
2004, $1.00 per share	85,000	$85,000	-	$-	$-	$85,000
Net loss for the period from inception	-	-	-	-	(1,617,435)	(1,617,435)

Balance, December 31, 2004	85,000	85,000	10,367,957	63,400	(1,617,435)	(1,469,035)
Issuance to employees and advisors for services,
$0.10 per share, May through November 2005	-	-	2,711,355	129,056	-	129,056
Issuance for cash at $1.00 per share, and 3,250
shares and $2,250 cash issued to placement
agent, June through December 2005	189,750	184,250	-	-	-	184,250
Issuance to a director for services, $1.00 per
share, August 2005	2,000	2,000	-	-	-	2,000
Issuance for marketing and consulting services,
$0.88 per share, August through November 2005	5,765	5,100	-	-	-	5,100
Issuance for conversion of notes payable to
related parties, August 2005, $0.10 per share	-	-	2,073,591	98,668	-	98,668
Issuance for conversion of note payable, December
2005, $1.00 per share	15,000	15,000	-	-	-	15,000
Net loss	-	-	-	-	(634,091)	(634,091)

Balance, December 31, 2005	297,515	291,350	15,152,903	291,124	(2,251,526)	(1,669,052)
Issuance for conversion of note payable and related
accrued interest, March 2006, $1.01 per share,	250,000	252,356	-	-	-	252,356
Issuance for cash, March 2006, $1.00 per share	161,500	161,500	-	-	-	161,500
Issuance for legal services, March 2006, $0.66 per share	495	330	-	-	-	330
Conversion of Series B preferred stock into common
stock, March 2006, $0.48 per share	(709,510)	(705,536)	1,471,234	705,536	-	-
Issuance to employees for services, March 2006,
$0.48 per share	-	-	91,248	44,005	-	44,005
Conversion of Series A redeemable preferred stock,
March 2006, $1.56 per share	-	-	455,178	708,274	-	708,274
Issuance for services to a consultant, March 2006,
$.48 per share	-	-	829,437	400,000	-	400,000
Issuance in acquisition of Creative Vending Corp.,
March 2006, $(0.00) per share	-	-	2,009,350	(4,500)	-	(4,500)
Net loss	-	-	-	-	(580,798)	(580,798)

Balance, March 31, 2006	-	$-	20,009,350	$2,144,439	$(2,832,324)	$(687,885)

See the accompanying notes to condensed consolidated financial statements.

CREATIVE VENDING CORP. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (“TetriDyn”) is a development stage company that develops and markets wireless technology and proprietary software, provides software consulting services, and resells third-party software focused in the healthcare industry.

Reorganization – On March 22, 2006, Creative Vending Corp. (“Creative”) completed a stock exchange agreement with TetriDyn. Under the terms of the agreement, Creative acquired all of the outstanding TetriDyn common stock from the TetriDyn shareholders in exchange for the issuance of 17,170,563 shares of common stock. Creative also issued 829,437 shares to a finder for services rendered in connection with the agreement. The members of the board of directors of TetriDyn and its management became the board of directors and management of Creative.

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

Condensed Consolidated Financial Statements – The accompanying consolidated financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with TetriDyn’s annual financial statements included in the Company’s Current Report on Form 8-K dated March 22, 2006. In particular, the Company’s organization, nature of operations, and significant accounting principles were presented in Note 1 to the financial statements included in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of TetriDyn Solutions, Inc. on a reorganized basis as discussed above and include the accounts and transactions of Creative Vending Corp. from the date of its acquisition on March 22, 2006. Intercompany accounts and transactions have been eliminated in consolidation. Creative Vending Corp. and its wholly-owned subsidiary, TetriDyn Solutions, Inc., are referred to herein as “the Company.”

CREATIVE VENDING CORP. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Business Condition – The Company is in the development stage and has yet to generate any significant revenues from its technology solutions. During the year ended December 31, 2005, and the three months ended March 31, 2006, the Company suffered losses of $634,091 and $220,798, respectively. During the year ended December 31, 2005, and the three months ended March 31, 2006, the Company used $300,739 and $109,961 of cash in its operating activities, respectively. At March 31, 2006, the Company had a working capital deficiency of $553,075 and a capital deficiency of $687,885. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management is attempting to obtain debt and equity financing for use in its operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations. Realization of profitable operations or proceeds from the financing is not assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Note 2 - Restatement

The unaudited condensed consolidated financial statements for the three months ended March 31, 2006, have been restated. While performing its audit of the Company’s financial statements for the year ended December 31, 2006, Webb & Company advised the Company that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the three months ended March 31, 2006, to be increased by $360,000, resulting in the net loss for the same three-month period being increased by $360,000.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported balance sheet:

	March 31, 2006
	As previously
	reported	Adjustments	As restated
Common stock - $0.001 par value and no par value, respectively; 200,000,000 shares authorized; 20,009,350 shares and 15,152,903 shares outstanding, respectively	$ 1,784,439	$ 360,000	$ 2,144,439

Deficit accumulated during the development stage	(2,472,324)	(360,000)	(2,832,324)

CREATIVE VENDING CORP. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statement of operations:

	Three Months Ended March 31, 2006			For the Period from October 3, 2000 (Date of Inception) through March 31, 2006
	As previously reported	Adjust ments	As restated	As previously reported	Adjust- ments	As restated
General and
administrative expenses	$107,034	$360,000	$467,034	$2,229,904	$360,000	$2,589,904
Total operating expenses	206,951	360,000	566,951	2,723,818	360,000	3,083,818
Net loss	(220,798)	(360,000)	(580,798)	(2,472,324)	(360,000)	(2,832,324)
Basic and
diluted loss per
common share	(0.01)	(0.03)	(0.04)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of cash flows:

	Three Months Ended March 31, 2006			For the Period from October 3, 2000 (Date of Inception) through March 31, 2006
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
Net loss	$(220,798)	$(360,000)	$(580,798)	$(2,472,324)	$(360,000)	$(2,832,324)
Common stock issued
for services	84,005	360,000	444,005	213,061	360,000	573,061

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of stockholders’ deficit:

	Common Stock Amount			Deficit Accumulated During the Development Stage			Total Stockholders' Deficit
	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated
Issuance for services to a
consultant, March 2006	$40,000	$360,000	$400,000	$-	$-	-	$40,000	$360,000	$400,000
Net loss	-	-	-	(220,798)	(360,000)	(580,798)	(220,798)	(360,000)	(580,798)
Balance, March 31, 2006	1,784,439	360,000	2,144,439	(2,472,324)	(360,000)	(2,832,324)	(687,885)	-	(687,885)

CREATIVE VENDING CORP. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Stockholders’ Equity

Series B Convertible Preferred Stock – During March 2006, a $250,000 note payable and $2,356 of related accrued interest were converted into 250,000 shares of Series B preferred stock at $1.00 per share. During March 2006, the Company issued 495 shares of Series B preferred stock in payment of $330 of legal services, or $0.67 per share. During February and March 2006, the Company issued 161,500 shares of Series B preferred stock for $161,500 of cash in a private placement offering at $1.00 per share.

Common Stock – On March 22, 2006, the holders of the Series B preferred stock converted all of the 709,510 outstanding shares of Series B preferred stock into 1,471,234 shares of common stock. The Series B preferred stock was carried at $705,536. The conversion into common stock was at $0.48 per share. No beneficial conversion option was recognized at the date of the conversion.

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

Note 4 – Related-party Transactions

The Company had amounts due to shareholders for funds loaned to the Company and for Company expenditures covered by the shareholders. The balances due to shareholders at March 31, 2006, and December 31, 2005, were $77,751 and $93,001, respectively. The notes payable bear interest at 6% per annum and are payable on demand.

Note 5 - Subsequent Events

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

Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management’s estimates and assumptions may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

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

Operating Expenses

General and Administrative—General and administrative expenses, including noncash compensation expense, were $467,034 for the three months ended March 31, 2006, compared to $27,516 for the three months ended March 31, 2005, representing an increase of $439,518, or 1,597%. The increase in our general and administrative expenses from the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflects the expenses including legal, accounting, administration, and other consulting fees incurred in the first quarter of 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc.

Selling and Marketing—Selling and marketing expenses, including noncash compensation expense, were $54,735 for the three months ended March 31, 2006, compared to $26,402 for the three months ended March 31, 2006, representing an increase of $28,333, or 107.3%. The increase in our selling and marketing expenses from the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflects our focus on implementing our new marketing strategy, including increased advertising and customer contact.

Research and Development Expenses—Research and development expenses were $45,182 for the three months ended March 31, 2006, compared to $43,646 for the three months ended March 31, 2005, representing an increase of $1,536, or 3.5%. The increase in research and development expenses was not material.

Interest expense was $27,997 for the three months ended March 31, 2006, as compared to $12,047 for the three months ended March 31, 2005, an increase of $15,950, or 132.4%. The increase in interest expense related primarily to an additional loan and increased interest rates.

Liquidity and Capital Resources

At March 31, 2006, our principal sources of liquidity consisted of $122,325 of cash, as compared to $108,311 of cash December 31, 2005. In addition, our stockholders’ deficit was $687,885 at March 31, 2006, compared to stockholders’ deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of $981,167. The increase in value reflects the conversion of TetriDyn Solutions’ pre-acquisition Series A redeemable preferred stock to common stock and the conversion of a $250,000 loan to common stock.

Our operations used net cash of $109,961 during the three months ended March 31, 2006, as compared to $28,925 of net cash used during the three months ended March 31, 2005. The $81,036 increase in the net cash used by our operating activities primarily resulted from acquisition expenses and increased expenditures for advertising and marketing.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of March 31, 2006. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date:

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years

Long-term Debt	$844,265	$664,104	$180,161
Capital Lease Obligations	11,639	11,639	-
Total	$855,904	$675,743	$180,161

ITEM 3. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

We had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to our original 10-QSB filing, we have restated our condensed consolidated financial statements for the three months ended March 31, 2006, as discussed in Note 2 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

As a result, we have reassessed our evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon our reassessed evaluation, management, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report (March 31, 2006).

In an effort to remediate the material weakness in our internal control over financial reporting described above, management has subsequently implemented a revised process to recognize stock value tied to an agreement at the time all contingencies associated with an agreement have been met. Accordingly, management believes this process has remediated the material weakness discussed above.

PART II – OTHER INFORMATION

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: June 14, 2007	By: /s/ David W. Hempstead

David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer