Form 10QSB/A
period 2006-06-30
TETRIDYN SOLUTIONS INC
filed 2007-06-18
CIK 827099

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

Explanatory Note

We are filing this amendment on Form 10-QSB/A to restate our unaudited condensed consolidated financial statements for the six months ended June 30, 2006, as described in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements. While performing its audit of our financial statements for the year ended December 31, 2006, Webb & Company advised us that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the six months ended June 30, 2006, to be increased by $360,000, resulting in the net loss for the same six-month period being increased by $360,000. We are also filing amendments to our quarterly reports on Form 10-QSB for the quarters ended March 31 and September 30, 2006, to correct this error.

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

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 3 – Controls and Procedures

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Consolidated Balance Sheets (Unaudited)	4

Condensed Consolidated Statements of Operations (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	15

Item 3.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	20

Signature	20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006 (Restated - See Note 2)	December 31, 2005
Assets
Current Assets
Cash	$81,864	$108,311
Accounts receivable, less allowance for doubtful accounts of $0 and $8,500	-	2,219
Inventory	263	263

Total Current Assets	82,127	110,793

Property and Equipment	184,918	179,000
Less: Accumulated depreciation	(144,664)	(126,493)

Net Property and Equipment	40,254	52,507

Total Assets	$122,381	$163,300

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$123,167	$94,325
Accounts payable to related parties	5,947	5,947
Accrued liabilities	67,683	72,411
Deferred revenue	15,194	15,677
Notes payable, current portion	269,417	590,359
Notes payable to related parties, current portion	-	93,001
Capital lease obligations, current portion	5,523	17,636

Total Current Liabilities	486,931	889,356

Long-Term Liabilities
Notes payable, net of current portion	295,452	246,886
Notes payable to related parties, net of current portion	77,751	-
Series A non-voting redeemable preferred stock - no par value; no shares and 250,000 shares authorized, respectively; no shares and 219,512 shares
outstanding respectively	-	696,110

Total Long-Term Liabilities	373,203	942,996

Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares outstanding	-	-
Series B convertible preferred stock - no par value; no shares and 5,000,000 shares authorized,
respectively; no shares and 249,020 shares outstanding	-	291,350
Common stock - $0.001 par value and no par value, respectively;
200,000,000 shares authorized; 20,009,350 shares and 15,152,903 shares
outstanding, respectively	20,009	15,153
Additional paid-in capital	2,124,430	275,971
Deficit accumulated during the development stage	(2,882,192)	(2,251,526)

Total Stockholders' Deficit	(737,753)	(1,669,052)

Total Liabilities and Stockholders' Deficit	$122,381	$163,300

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from October 3, 2000 (Date of Inception) through
	2006	2005	2006 (Restated - See Note 2)	2005	June 30, 2006 (Restated - See Note 2)
Revenue	$240,382	$69,800	$271,821	$159,677	$1,097,879
Cost of Revenue	89,719	9,612	107,009	54,364	431,345

Gross Profit	150,663	60,188	164,812	105,313	666,534

Operating Expenses
General and administrative	109,211	75,571	576,245	103,087	2,699,115
Selling and marketing	66,301	15,121	121,036	41,523	237,498
Research and development	44,296	59,512	89,478	103,158	367,013
Consulting services	4,619	-	4,619	-	4,619

Total Operating Expenses	224,427	150,204	791,378	247,768	3,308,245

Interest Expense	13,603	43,497	41,600	55,544	305,481

Employment Grant Income	37,500	-	37,500	-	65,000

Net Loss	$(49,867)	$(133,513)	$(630,666)	$(197,999)	$(2,882,192)

Basic and Diluted Loss
Per Common Share	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Basic and Diluted Weighted-
Average Common Shares
Outstanding	20,009,350	10,627,239	18,061,299	10,497,598

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)
For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the
Year Ended December 31, 2005 and for the Six Months Ended June 30, 2006

	Series B Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital (Restated - See Note 2)	Stage (Restated - See Note 2)	Deficit (Restated - See Note 2)
Balance, October 3, 2000
(Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance for cash, July 2002,
$0.004 per share	-	-	2,073,591	2,074	1,926	-	4,000
Issuance for intellectual property, October
2002, $0.00 per share	-	-	82,944	83	(83)	-	-
Issuance for cash, July 2004, $0.015 per share	-	-	8,211,422	8,211	51,189	-	59,400
Issuance for cash, August through December
2004, $1.00 per share	85,000	$85,000	-	-	-	-	85,000
Net loss for the period from inception	-	-	-	-	-	(1,617,435)	(1,617,435)

Balance, December 31, 2004	85,000	85,000	10,367,957	10,368	53,032	(1,617,435)	(1,469,035)
Issuance to employees and advisors for services,
$0.10 per share, May through November 2005	-	-	2,711,355	2,711	126,345	-	129,056
Issuance for cash at $1.00 per share, and 3,250
shares and $2,250 cash issued to placement
agent, June through December 2005	189,750	184,250	-	-	-	-	184,250
Issuance to a director for services, $1.00 per
share, August 2005	2,000	2,000	-	-	-	-	2,000
Issuance for marketing and consulting services,
$0.88 per share, August through November 2005	5,765	5,100	-	-	-	-	5,100
Issuance for conversion of notes payable to
related parties, August 2005, $0.10 per share	-	-	2,073,591	2,074	96,594	-	98,668
Issuance for conversion of note payable, December
2005, $1.00 per share	15,000	15,000	-	-	-	-	15,000
Net loss	-	-	-	-	-	(634,091)	(634,091)

Balance, December 31, 2005	297,515	291,350	15,152,903	15,153	275,971	(2,251,526)	(1,669,052)
Issuance for conversion of note payable and related accrued
interest, March 2006, $1.01 per share,	250,000	252,356	-	-	-	-	252,356
Issuance for cash, March 2006, $1.00 per share	161,500	161,500	-	-	-	-	161,500
Issuance for legal services, March 2006, $0.67 per share	495	330	-	-	-	-	330
Conversion of Series B preferred stock into common stock,
March 2006, $0.48 per share	(709,510)	(705,536)	1,471,234	1,471	704,065	-	-
Issuance to employees for services, January 2006,
$0.48 per share	-	-	91,248	91	43,914	-	44,005
Conversion of Series A redeemable preferred stock,
March 2006, $1.56 per share	-	-	455,178	455	707,819	-	708,274
Issuance for services to a consultant, March 2006,
$0.48 per share	-	-	829,437	830	399,170	-	400,000
Issuance in acquisition of Creative Vending Corp.,
March 2006, $(0.00) per share	-	-	2,009,350	2,009	(6,509)	-	(4,500)
Net loss	-	-	-	-	-	(630,666)	(630,666)

Balance, June 30, 2006	-	$-	20,009,350	$20,009	$2,124,430	$(2,882,192)	$(737,753)

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006 (Restated - See Note 2)	2005
Cash Flows from Operating Activities
Net Loss	$(630,666)	$(197,999)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	18,171	17,900
Interest expense from accretion of Series A preferred stock	12,164	30,000
Series B preferred stock issued for services	330	2,990
Common stock issued for services	443,345	17,159
Changes in operating assets and liabilities:
Accounts receivable	2,219	2,929
Inventory	-	5,977
Accounts payable and accrued liabilities	21,969	33,404
Deferred revenue	(483)	-
Other	-	(2,250)

Net Cash Used in Operating Activities	(132,951)	(89,890)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,918)	(300)

Net Cash Used in Investing Activities	(5,918)	(300)

Cash Flows from Financing Activities
Change in bank overdraft	-	(16,626)
Proceeds from borrowing under notes payable	-	84,887
Principal payments on notes payable	(22,376)	(57,765)
Proceeds from notes payable to related parties	-	47,462
Principal payments on notes payable to related parties	(15,250)	-
Principal payments on capital lease obligations	(12,112)	(11,196)
Proceeds from issuance of common stock	660	3,075
Proceeds from issuance of Series A redeemable preferred stock	-	-
Proceeds from issuance of Series B preferred stock	161,500	45,000

Net Cash Provided by Financing Activities	112,422	94,837

Net Increase in Cash	(26,447)	4,647
Cash at Beginning of Period	108,311	-

Cash at End of Period	$81,864	$4,647

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into Series B preferred stock	$252,356	$-
Conversion of Series B preferred stock into common stock	705,536	-
Conversion of Series A redeemable preferred stock into
common stock	708,274	-
Common stock issued in exchange for liabilities of Creative
Vending Corp.	4,500	-

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (“TetriDyn”) and its wholly-owned subsidiary are a development stage company that develops and markets wireless technology and proprietary software, provides software consulting services, and resells third-party software focused in the healthcare industry.

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

Condensed Consolidated Financial Statements – The accompanying consolidated financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with TetriDyn’s annual financial statements included in the Company’s Current Report on Form 8-K dated March 22, 2006. In particular, the Company’s organization, nature of operations, and significant accounting principles were presented in Note 1 to the financial statements included in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

Stock options granted during the six months ended June 30, 2005 were exercised at the date of grant, which resulted in the stock options having no fair value at the date of grant in excess of the intrinsic value recognized in the June 30, 2005 financial statements. Accordingly, had the Company recognized compensation under SFAS 123R during the three and six months ended June 30, 2005, the pro forma effect on net loss and basic and diluted loss per share would not have been materially different from those amounts presented in the accompanying June 30, 2005 financial statements.

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

Note 2 - Restatement

The unaudited condensed consolidated financial statements for the six months ended June 30, 2006, have been restated. While performing its audit of the Company’s financial statements for the year ended December 31, 2006, Webb & Company advised the Company that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the six months ended June 30, 2006, to be increased by $360,000, resulting in the net loss for the same six-month period being increased by $360,000.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported balance sheet:

	June 30, 2006
	As previously
	reported	Adjustments	As restated
Common stock - $0.001 par value and no par value, respectively; 200,000,000 shares authorized; 20,009,350 shares and 15,152,903 shares outstanding, respectively	$ 1,764,430	$ 360,000	$ 2,124,430
Deficit accumulated during the development stage	(2,522,192)	(360,000)	(2,882,192)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statement of operations:

	Six Months Ended June 30, 2006			For the Period from October 3, 2000 (Date of Inception) through June 30, 2006
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
General and administrative	$216,245	$360,000	$576,245	$2,339,115	$360,000	$2,699,115
expenses
Total operating expenses	431,378	360,000	791,378	2,948,245	360,000	3,308,245
Net loss	(270,666)	(360,000)	(630,666)	(2,522,192)	(360,000)	(2,882,192)
Basic and diluted loss per
common share	(0.01)	(0.02)	(0.03)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of stockholders’ deficit:

	Additional Paid In Capital			Deficit Accumulated During the Development Stage			Total Stockholders' Deficit
	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated
Issuance for services to a
consultant, March 2006	$39,171	$360,000	$399,171	$-	$-	$-	$40,000	$360,000	$400,000
Net loss	-	-	-	(270,666)	(360,000)	(630,666)	(270,666)	(360,000)	(630,666)
Balance, June 30, 2006	1,764,430	360,000	2,124,430	(2,522,192)	(360,000)	(2,882,192)	(737,753)	-	(737,753)

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of cash flows:

	Six Months Ended
	June 30, 2006
	As
	previously	Adjust-	As
	reported	ments	restated
Net loss	$(270,666)	$(360,000)	$(630,666)
Common stock issued for services	83,345	360,000	443,345

Note 3 – Note Payable to Related Party

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

Note 4 – Notes Payable and Revolving Credit Agreements

During 2003, the Company entered into revolving line of credit agreements with a bank providing for short-term borrowing. At December 31, 2003, the available lines of credit totalled $200,000 under the terms of notes that matured during April and June 2004. The notes bore interest at the bank’s prime rate plus 2% per annum and were payable monthly. At December 2003, the Company had borrowed $200,000 under the terms of the credit agreements. During 2004, the Company entered into a non-revolving line of credit agreement with a bank for up to $50,000 and a revolving credit agreement for up to $50,000. The new notes payable were due during 2005 and bore interest at the bank’s prime rate plus 3% per annum with payments due monthly. During 2005, the Company and the bank restructured $50,000 of the revolving credit line into a fixed term loan and entered into other borrowing arrangements. At December 31, 2005, the Company had borrowed an aggregate $265,692 under the terms of these new bank credit agreements.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Notes payable are summarized as follows:

	June 30, 2006	December 31, 2005
Note payable to third party, due in monthly payments of $17,433 through
October 2005, bears interest at 10% per annum, secured by certain
assets and shares of common stock, in default	$125,000	$125,000
Note payable to third party, due in monthly payments of $1,167 through
September 2008, bears interest at 6.25% per annum, secured by assets	58,670	58,670
Note payable to bank, bearing interest at 10.75%, due June 2008, guaranteed
by two shareholders, secured by the shareholders' personal property	204,429	-
Note payable to bank, bearing interest at 6.25%, due May 2006, guaranteed
by two shareholders, secured by the shareholders' personal property	-	215,964
Note payable to economic development entity, non-interest bearing, due in
June 2006, unsecured	30,000	30,000
Note payable to redevelopment agency, bears interest at 8.0%, payable in monthly payments of $3,896 through December 2012, guaranteed by
two shareholders, unsecured	-	250,000
Line of credit agreements with a bank, interest at prime plus 3%	49,678	49,728
Revolving credit card loans payable, due on demand, interest at 6% to
17% per annum, unsecured, guaranteed by a shareholder	$97,092	$107,883

Total Notes Payable	564,869	837,245
Less: Current Portion	269,417	590,359

Long-Term Notes Payable	295,452	246,886

Note 5 – Stockholders’ Equity

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

Series A Redeemable Preferred Stock – On September 25, 2002, the Company issued 219,512 shares of Series A redeemable preferred stock (the Series A preferred stock) for cash proceeds of $486,100, or $2.21 per share, which is net of $13,900 of offering costs. The Company had the right at any time toredeem all or any portion of the Series A preferred stock for the related pro rata portion of the total value of $500,000 plus an 8% annual simple rate of return. The holder of the Series A preferred stock was issued a put option with a redemption price to be the greater of the pro rata portion of (i) $500,000 increased at an 8% annual simple rate of return or (ii) the then fair value of the Series A preferred stock, determined by a qualified business appraiser, but not in excess of $500,000 increased at a 12% annual simple rate of return.

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

Common Stock – On March 22, 2006, the Company issued 829,437 shares of common stock to a finder for services rendered to Creative in connection with the acquisition of TetriDyn. The services primarily related to Creative, the acquired shell company. Management has determined that the value of the services rendered to TetriDyn in connection with the acquisition of Creative were $40,000. Accordingly, the Company valued the issuance of the common shares at $40,000, or $0.05 per share.

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

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $576,245 and $109,211 for the six and three months ended June 30, 2006, respectively, compared to $103,087 and $75,571 for the six and three months ended June 30, 2005, respectively, representing an increase of $473,158, or 4590%, and $33,640, or 45%, for the six- and three-month periods, respectively. The increase in our general and administrative expenses from the six- and three-month periods ended June 30, 2006, as compared to the six and three months ended June 20, 2005, reflects legal, accounting, administration, and other consulting fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $121,036 and $66,301 for the six and three months ended June 30, 2006, respectively, compared to $41,523 and $15,121 for the six and three months ended June 30, 2005, respectively, representing an increase of $79,513, or 191%, and $51,180, or 338%, for the six- and three-month periods, respectively. The increase in our selling and marketing expenses from the six and three months ended June 30, 2006, as compared to the six and three months ended June 30, 2005, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses — Research and development expenses were $89,478 and $44,296 for the six and three months ended June 30, 2006, respectively, compared to $103,158 and $59,512 for the six and three months ended June 30, 2005, respectively, representing a decrease of $13,680, or 13%, and $15,216, or 26%, for the six- and three-month periods, respectively. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

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

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity consisted of $81,864 of cash, as compared to $108,311 of cash December 31, 2005. In addition, our stockholders’ deficit was $737,753 at June 30, 2006, compared to stockholders’ deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of $931,299. The increase in value reflects the conversion of pre-acquisition Series A redeemable preferred stock to common stock and the conversion of a $250,000 loan to common stock in connection with the reverse acquisition completed in March 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

We had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to our original 10-QSB filing, we have restated our condensed consolidated financial statements for the six months ended June 30, 2006, as discussed in Note 2 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

As a result, we have reassessed our evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon our reassessed evaluation, management, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report (June 30, 2006).

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

For	16,362,024	Against	0	Abstain	0

(b)	to approve our 2006 Long-Term Incentive Plan as shown below:

For	16,361,974	Against	50	Abstain	0

No other business was presented.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
Item 3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K for June 1, 2006, filed June 7, 2006.
Item 3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K for June 1, 2006, filed June 7, 2006.
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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