Form 10QSB/A
period 2006-09-30
TETRIDYN SOLUTIONS INC
filed 2007-06-18
CIK 827099

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006, issuer had 20,009,350 outstanding shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Explanatory Note

We are filing this amendment on Form 10-QSB/A to restate our unaudited condensed consolidated financial statements for the nine months ended September 30, 2006, as described in Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements. While performing its audit of our financial statements for the year ended December 31, 2006, Webb & Company advised us that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the nine months ended September 30, 2006, to be increased by $360,000, resulting in the net loss for the same nine-month period being increased by $360,000. We are also filing amendments to our quarterly reports on Form 10-QSB for the quarters ended March 31 and September 30, 2006, to correct this error.

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

Part I – Item 1 – Financial Statements

Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 3 – Controls and Procedures

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Condensed Consolidated Balance Sheets (Unaudited)	4

Condensed Consolidated Statements of Operations (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	15

Item 3.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 6.	Exhibits	20

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006 (Restated - See Note 2)	December 31, 2005
Assets
Current Assets
Cash	$71,399	$108,311
Accounts receivable, less allowance for doubtful accounts of $0 and $8,500	-	2,219
Inventory	263	263

Total Current Assets	71,662	110,793

Property and Equipment	185,589	179,000
Less: Accumulated depreciation	(153,917)	(126,493)

Net Property and Equipment	31,672	52,507

Total Assets	$103,334	$163,300

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$187,916	$94,325
Accounts payable to related parties	5,947	5,947
Accrued liabilities	62,685	72,411
Deferred revenue	17,601	15,677
Notes payable, current portion	272,986	590,359
Notes payable to related parties, current portion	-	93,001
Capital lease obligations, current portion	-	17,636

Total Current Liabilities	547,135	889,356

Long-Term Liabilities
Notes payable, net of current portion	289,112	246,886
Notes payable to related parties, net of current portion	77,751	-
Series A non-voting redeemable preferred stock - no par value; no shares and
250,000 shares authorized, respectively; no shares and 219,512 shares
outstanding, respectively	-	696,110

Total Long-Term Liabilities	366,863	942,996

Stockholders' Equity
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares
outstanding	-	-
Series B convertible preferred stock - no par value; no shares and 5,000,000
shares authorized, respectively; no shares and 249,020 shares outstanding	-	291,350
Common stock - $0.001 par value; 100,000,000 shares authorized; 20,009,350
shares and 15,152,903 shares outstanding, respectively	20,009	15,153
Additional paid-in capital	2,124,430	275,971
Deficit accumulated during the development stage	(2,955,103)	(2,251,526)

Total Stockholders' Equity	(810,664)	(1,669,052)

Total Liabilities and Stockholders' Equity	$103,334	$163,300

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from October 3, 2000 (Date of Inception) through
	2006	2005	2006 (Restated - See Note 2)	2005	September 30, 2006 (Restated - See Note 2)
Revenue	$269,503	$12,147	$541,324	$171,824	$1,367,382
Cost of Revenue	88,011	4,871	195,020	59,235	519,356

Gross Profit	181,492	7,276	346,304	112,589	848,026

Operating Expenses
General and administrative	130,560	116,993	711,424	220,080	2,834,294
Selling and marketing	77,265	49,900	198,301	91,423	314,763
Research and development	31,182	80,098	120,660	183,256	398,195

Total Operating Expenses	239,007	246,991	1,030,385	494,759	3,547,252

Interest Expense	15,397	26,504	56,996	82,048	320,877

Employment Grant Income	-	-	37,500	-	65,000

Net Loss	$(72,912)	$(266,219)	$(703,577)	$(464,218)	$(2,955,103)

Basic and Diluted Loss
Per Common Share	$(0.00)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted-
Average Common Shares
Outstanding	20,009,350	11,798,590	18,710,649	10,931,262

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLDIATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Period from October 3, 2000 (Date of Inception) through December 31, 2004, for the
Year Ended December 31, 2005 and for the Nine Months Ended September 30, 2006

	Series B Preferred Stock		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital (Restated - See Note 2)	Stage (Restated - See Note 2)	Equity (Restated - See Note 2)
Balance, October 3, 2000
(Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance for cash, July 2002,
$0.004 per share	-	-	2,073,591	2,074	1,926	-	4,000
Issuance for intellectual property, October
2002, $0.00 per share	-	-	82,944	83	(83)	-	-
Issuance for cash, July 2004, $0.015 per share	-	-	8,211,422	8,211	51,189	-	59,400
Issuance for cash, August through December
2004, $1.00 per share	85,000	85,000	-	-	-	-	85,000
Net loss for the period from inception	-	-	-	-	-	(1,617,435)	(1,617,435)

Balance, December 31, 2004	85,000	85,000	10,367,957	10,368	53,032	(1,617,435)	(1,469,035)
Issuance to employees and advisors for services,
$0.10 per share, May through November 2005	-	-	2,711,355	2,711	126,345	-	129,056
Issuance for cash at $1.00 per share, and 3,250
shares and $2,250 cash issued to placement
agent, June through December 2005	189,750	184,250	-	-	-	-	184,250
Issuance to a director for services, $1.00 per
share, August 2005	2,000	2,000	-	-	-	-	2,000
Issuance for marketing and consulting services,
$0.88 per share, August through November 2005	5,765	5,100	-	-	-	-	5,100
Issuance for conversion of notes payable to
related parties, August 2005, $0.10 per share	-	-	2,073,591	2,074	96,594	-	98,668
Issuance for conversion of note payable, December
2005, $1.00 per share	15,000	15,000	-	-	-	-	15,000
Net loss	-	-	-	-	-	(634,091)	(634,091)

Balance, December 31, 2005	297,515	291,350	15,152,903	15,153	275,971	(2,251,526)	(1,669,052)
Issuance for conversion of note payable and related accrued
interest, March 2006, $1.01 per share,	250,000	252,356	-	-	-	-	252,356
Issuance for cash, March 2006, $1.00 per share	161,500	161,500	-	-	-	-	161,500
Issuance for legal services, March 2006, $0.67 per share	495	330	-	-	-	-	330
Conversion of Series B preferred stock into common stock,
March 2006, $0.48 per share	(709,510)	(705,536)	1,471,234	1,471	704,065	-	-
Issuance to employees for services, January 2006,
$0.48 per share	-	-	91,248	91	43,914	-	44,005
Conversion of Series A redeemable preferred stock,
March 2006, $1.56 per share	-	-	455,178	455	707,819	-	708,274
Issuance for services to a consultant, March 2006,
$0.05 per share	-	-	829,437	830	399,170	-	400,000
Issuance in acquisition of Creative Vending Corp.,
March 2006, $(0.00) per share	-	-	2,009,350	2,009	(6,509)	-	(4,500)
Net loss	-	-	-	-	-	(703,577)	(703,577)

Balance, September 30, 2006	-	$-	20,009,350	$20,009	$2,124,430	$(2,955,103)	$(810,664)

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006 (Restated - See Note 2)	2005
Cash Flows from Operating Activities
Net Loss	$(703,577)	$(464,218)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	27,424	26,850
Interest expense from accretion of Series A preferred stock	12,164	45,000
Series B preferred stock issued for services	330	9,020
Common stock issued for services	443,345	109,058
Changes in operating assets and liabilities:
Accounts receivable	2,219	3,743
Inventory	-	5,975
Accounts payable and accrued liabilities	81,720	3,883
Deferred revenue	1,924	-
Other	-	1,500

Net Cash Used in Operating Activities	(134,451)	(259,189)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,588)	(300)

Net Cash Used in Investing Activities	(6,588)	(300)

Cash Flows from Financing Activities
Change in bank overdraft	-	(16,626)
Proceeds from borrowing under notes payable	-	295,000
Principal payments on notes payable	(25,148)	(26,876)
Proceeds from notes payable to related parties	-	55,462
Principal payments on notes payable to related parties	(15,250)	-
Principal payments on capital lease obligations	(17,635)	(16,961)
Proceeds from issuance of common stock	660	19,544
Proceeds from issuance of Series A redeemable preferred stock	-	-
Proceeds from issuance of Series B preferred stock	161,500	155,000

Net Cash Provided by Financing Activities	104,127	464,543

Net Increase in Cash	(36,912)	205,054
Cash at Beginning of Period	108,311	-

Cash at End of Period	$71,399	$205,054

Schedule of Noncash Investing and Financing Activities:
Common stock issued for conversion of note payable to related party	$-	$98,668
Conversion of note payable into Series B preferred stock	252,356	-
Conversion of Series B preferred stock into common stock	705,536	-
Conversion of Series A redeemable preferred stock into
common stock	708,274	-
Common stock issued in exchange for liabilities of Creative
Vending Corp.	4,500	-

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

Note 2 - Restatement

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2006, have been restated. While performing its audit of the Company’s financial statements for the year ended December 31, 2006, Webb & Company advised the Company that it believed that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. The restatement caused the general and administrative expense for the nine months ended September 30, 2006, to be increased by $360,000, resulting in the net loss for the same nine-month period being increased by $360,000.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported balance sheet:

	September 30, 2006
	As previously
	reported	Adjustments	As restated
Common stock - $0.001 par value and no par value, respectively; 200,000,000 shares authorized; 20,009,350 shares and 15,152,903 shares outstanding, respectively	$ 1,764,430	$ 360,000	$ 2,124,430
Deficit accumulated during the development stage	(2,595,103)	(360,000)	(2,955,103)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statement of operations:

	Nine Months Ended September 30, 2006			For the Period from October 3, 2000 (Date of Inception) through September 30, 2006
	As previously reported	Adjust- ments	As restated	As previously reported	Adjust- ments	As restated
General and administrative
expenses	$351,424	$360,000	$711,424	$2,474,294	$360,000	$2,834,294

Total operating expenses	670,385	360,000	1,030,385	3,187,252	360,000	3,547,252
Net loss	(343,577)	(360,000)	(703,577)	(2,595,103)	(360,000)	(2,955,103)
Basic and diluted loss per
common share	(0.02)	(0.02)	(0.04)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of stockholders’ deficit:

	Additional Paid In Capital			Deficit Accumulated During the Development Stage			Total Stockholders' Deficit
	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated	As prev'ly reported	Adjust- ments	As restated
Issuance for services to a
consultant, March 2006	$39,171	$360,000	$399,171	$-	$-	$-	$40,000	$360,000	$400,000
Net loss	-	-	-	(343,577)	(360,000)	(703,577)	(343,577)	(360,000)	(703,577)
Balance, Sept. 30, 2006	1,764,430	360,000	2,124,430	(2,595,103)	(360,000)	(2,955,103)	(810,664)	-	(810,664)

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported statements of cash flows:

	Nine Months Ended
	September 30, 2006
	As
	previously	Adjust-	As
	reported	ments	restated
Net loss	$(343,577)	$(360,000)	$(703,577)
Common stock issued for services	83,345	360,000	443,345

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Notes payable are summarized as follows:

	September 30, 2006	December 31, 2005
Note payable to third party, due in monthly payments of $17,433 through
October 2005, bearing interest at 10% per annum, secured by certain
assets and shares of common stock, in default	$125,000	$125,000
Note payable to third party, due in monthly payments of $1,167 through
September 2008, bearing interest at 6.25% per annum, secured by assets	58,670	58,670
Note payable to bank, bearing interest at 10.75%, due June 2008, guaranteed
by two shareholders, secured by the shareholders' personal property	196,773	-
Note payable to bank, bearing interest at 6.25%, due May 2006, guaranteed
by two shareholders, secured by the shareholders' personal property	-	215,964
Line of credit agreements with a bank, interest at prime plus 3%	49,949	49,728
Note payable to economic development entity, non-interest bearing, due in
December 2006, unsecured	30,000	30,000
Note payable to redevelopment agency, bearing interest at 8.0%, payable in monthly payments of $3,896 through December 2012, guaranteed by
two shareholders, unsecured	-	250,000
Revolving credit card loans payable, due on demand, interest at 6% to
17% per annum, unsecured, guaranteed by a shareholder	$101,706	$107,883

Total Notes Payable	562,098	837,245
Less: Current Portion	272,986	590,359

Long-Term Notes Payable	289,112	246,886

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

Common Stock – On March 22, 2006, the Company issued 829,437 shares of common stock to a finder under a July 2005 agreement for services primarily rendered in connection with the acquisition of TetriDyn-Idaho. Management has determined that the value of the services rendered to TetriDyn-Idaho in connection with the acquisition of Creative was $40,000 based on the estimated fair value of the Company’s common stock at July 2005 and has valued the issuance of the common shares at $40,000, or $0.05 per share.

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

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $130,560 and $711,424 for the three and nine months ended September 30, 2006, respectively, compared to $116,993 and $220,080 for the three and nine months ended September 30, 2005, respectively, representing an increase of $13,567, or 12%, and $491,344, or 223%, for the three- and nine-month periods, respectively. The increase in our general and administrative expenses from the three- and nine-month periods ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflects legal, accounting, administration, and other consulting fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $77,265 and $198,301 for the three and nine months ended September 30, 2006, respectively, compared to $49,900 and $91,423 for the three and nine months ended September 30, 2005, respectively, representing an increase of $27,365, or 55%, and $106,878, or 117%, for the three- and nine-month periods, respectively. The increase in our selling and marketing expenses from the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflects our increased focus on marketing, including increased sales staff, advertising, and customer contact.

Research and Development Expenses — Research and development expenses were $31,182 and $120,660 for the three and nine months ended September 30, 2006, respectively, compared to $80,098 and $183,256 for the three and nine months ended September 30, 2005, respectively, representing a decrease of $48,916, or 61%, and $62,596, or 34%, for the three- and nine-month periods, respectively. The decrease in research and development expenses reflects our increased focus on consulting services contract and sales and marketing activities while reducing our focus on research and development activities.

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

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity consisted of $71,399 of cash, as compared to $108,311 of cash at December 31, 2005. In addition, our stockholders’ deficit was $810,664 at September 30, 2006, compared to stockholders’ deficit of $1,669,052 at December 31, 2005, a decrease in the deficit of $858,388. The reduction in the deficit reflects the conversion of pre-acquisition Series A redeemable preferred stock to common stock and the conversion of a $250,000 loan to common stock in connection with the reverse acquisition completed in March 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

We had previously carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures and had previously concluded that such disclosure controls and procedures were effective. Subsequent to our original 10-QSB filing, we have restated our condensed consolidated financial statements for the nine months ended September 30, 2006, as discussed in Note 2 to the unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

As a result, we have reassessed our evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon our reassessed evaluation, management, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report (September 30, 2006).

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: June 14, 2007	By /s/ David W. Hempstead

David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer