Form 10QSB
period 2007-06-30
TETRIDYN SOLUTIONS INC
filed 2007-08-07
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2007, issuer had 21,005,863 outstanding shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2007 (Unaudited)	December 31, 2006
ASSETS			
Current Assets			
Cash		$ 64,987	$ 81,723
Accounts receivable		-	200
Total Current Assets		64,987	81,923
Property and Equipment, net		11,420	14,351
Total Assets		$ 76,407	$ 96,274
LIABILITIES			
Current Liabilities			
Accounts payable		$ 101,801	$ 154,674
Accrued liabilities		84,953	79,769
Deferred revenue		67,868	57,796
Notes payable, current portion		353,165	219,271
Total Current Liabilities		607,787	511,510
Long-Term Liabilities			
Notes payable, net of current portion		179,201	334,864
Notes payable to related parties, net of current portion		-	77,751
Total Long-Term Liabilities		179,201	412,615
Total Liabilities		786,988	924,125
STOCKHOLDERS' DEFICIT			
Preferred stock - $0.001 par value			
Authorized:	5,000,000 shares		
Issued	no shares	-	-
Common stock - $0.001 par value			
Authorized:	100,000,000 shares		
Issued and outstanding:	21,005,863 shares and		
	20,009,350 shares, respectively	21,006	20,009
Additional paid-in capital		2,557,354	2,124,430
Deferred stock compensation		(170,561)	-
Accumulated deficit		(3,118,380)	(2,972,290)
Total Stockholders' Deficit		(710,581)	(827,851)
Total Liabilities and Stockholders' Deficit		$ 76,407	$ 96,274

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006 (Restated)
Cash Flows from Operating Activities		
Net Loss	$ (146,090)	$ (630,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		
Depreciation	6,304	18,171
Loss on disposal of asset	141	-
Interest expense from accretion redeemable stock	-	12,164
Common stock issued for services	155,339	443,675
Granted stock options	23,491	-
Changes in operating assets and liabilities:		
Accounts receivable	200	2,219
Accured expenses	11,513	(6,873)
Accounts payable	(52,873)	28,842
Deferred revenue	10,072	(483)
Net Cash Provided by (Used in) Operating Activities	8,097	(132,951)
Cash Flows from Investing Activities		
Proceeds from sale of property and equipment	236	-
Purchase of property and equipment	(3,750)	(5,918)
Net Cash Used in Investing Activities	(3,514)	(5,918)
Cash Flows from Financing Activities		
Principal payments on notes payable	(21,769)	(22,376)
Principal payments on notes payable to related parties	-	(15,250)
Principal payments on capital lease obligations	-	(12,112)
Proceeds from issuance of common stock	450	161,500
Proceeds from exercised stock options	-	660
Net Cash Provided by (Used in) Financing Activities	(21,319)	112,422
Net Increase (Decrease) in Cash	(16,736)	(26,447)
Cash at Beginning of Period	81,723	108,311
Cash at End of Period	$ 64,987	$ 81,864
Supplemental Disclosure of Cash Flow Information:		
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 29,779	$ 29,794
Schedule of Noncash Investing and Financing Activities:		
Conversion of note payable into common stock	84,080	252,356
Conversion of redeemable stock into common stock	-	708,274
Common stock issued in exchange for Creative Vending Corp. liabilities	-	4,500

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

Note 2 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”) and its wholly owned and controlled subsidiaries specialize in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. The Company’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the food security and other industries.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and the equity method earnings of its 40% owned unconsolidated affiliate Southfork Solutions, Inc. As of June 30, 2007, Southfork Solutions, Inc., was inactive and did not have any assets or liabilities (see Note 6). Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition – The Company’s AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. The Company typically installs the software at the customer’s location for a fee and charges the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using AeroMD by entering into a new license with the Company. The Company also sells installation and post-contract telephone support service contracts on an hourly basis. The Company does not provide any rights of return or warranties on its AeroMD EMR software.

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

The Company had one customer that represented 75% and 74% of sales for the three- and six-month periods ended June 30, 2007, respectively. This same customer represented 75% and 74% of sales for the three- and six-month periods ended June 30, 2006, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Income Taxes – We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Going Concern – During the six months ended June 30, 2007, and the three months ended June 30, 2007, the Company suffered losses of $146,090 and $89,447, respectively. At June 30, 2007, the Company had a working capital deficit of $542,800 and a capital deficit of $710,581. These matters raise doubt about the Company’s ability to continue. Management is attempting to obtain equity financing for use in the Company’s operations. In addition, management is trying to expand the Company’s sales and obtain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 and 2006, 1,639,000 and 0 (zero), respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation – On May 15, 2006, at a special shareholders meeting, the Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers or directors, but contribute to the Company’s success.

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

As the result of adoption of SFAS 123R, the Company recognized $23,491 of compensation during three months ended June 30, 2007 relating to stock options granted in May 2007 and that were outstanding at June 30, 2007. Additionally, the Company recognized $11,350 of compensation during the three months ended June 30, 2007 relating to stock issued to outside directors and to an employee in May 2007 (see Note 4).

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Reclassifications – Certain amounts in the 2006 information have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 –Restatement of Financial Statements

The financial statements for the six months ended June 30, 2006, have been restated due to the Company determining that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. This restatement caused the professional fees expense for the six months ended June 30, 2006, to be increased by $360,000, resulting in the net loss for the same six-month period being increased by $360,000.

Note 4 – Stockholders’ Equity

In January 2007, the Company entered into a consulting agreement with a consultant for investor relations services. The agreement calls for the consultant to provide services for a period of one year. The Company sold the consultant 450,000 shares of common stock for cash proceeds of $450 and recorded the fair value of the common stock of $315,000. The fair value of the common stock will be recognized as an expense over the term of the agreement. For the three and six months ended June 30, 2007, the Company recognized consulting expense of $78,637 and $144,631 under the agreement, respectively.

In April 2007, the Company agreed to pay the amount owed to the stockholder discussed in Note 5, including all accrued interest, with the Company’s common stock at the fair value on the date of the conversion. The balance including accrued interest due to the stockholder in April 2007 was $84,080. As a result, the Company issued 420,401 shares of common stock for the cancellation of the debt to the stockholder and no gain or loss was recognized on the conversion.

In May 2007, the Company granted 55,556 shares of common stock to each of its outside directors for their services valued at the fair value on the date of grant of $10,000. The Company also granted 15,000 shares of common stock to an employee as a bonus valued at the fair value on the date of grant of $1,350. Also in May 2007, the Company granted 1,639,000 stock options to employees, executives, and directors. Stock option compensation expense in the six months ended June 30, 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended June 30, 2007
	Employees	Executives	Directors
Expected term (in years)	2.5	1	0.08 to 0.75
Expected volatility	79%	79%	79%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.69%	4.87%	4.72% to 4.91%

A summary of the status of the Company’s stock options as of June 30, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	--	$--
Issued	285,000.09
Issued	1,360,000.10
Cancelled	6,000.09
Outstanding at June 30, 2007	1,639,000
Exercisable at June 30, 2007	822,500
Weighted average exercise price of options granted to employees at June 30, 2007	$0.10

Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2007	Weighted Average Exercise Price
$0.09	279,000	7.8	$0.09	142,500	$0.09
$0.10	1,360,000	4.9	$0.10	680,000	$0.10

Note 5 –Related Party Transactions

The Company had amounts due to a stockholder for funds loaned to the Company and for Company expenditures covered by the stockholder. The balances due to the stockholder at March 31, 2007, and December 31, 2006, were $77,751 and $77,751, respectively. The notes payable bear interest at 6% per annum. During May 2006, the stockholder and the Company agreed to modify the terms of the notes payable such that they are due on May 30, 2008. During April 2007, the stockholder and the Company agreed to convert the note payable and accrued interest into 420,401 shares of common stock at the fair value on the date of conversion (see Note 4).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 –Subsequent Events

On August 2, 2007, the Company’s partially-owned subsidiary, Southfork Solutions, Inc., received the first installment of investment funds that will total $500,000 from the one of the world’s leading cattle feeding operation. The investment is to be utilized specifically to develop livestock tracking trials using TetriDyn’s E-Trace program and newly-developed Radio Frequency Identification (RFID) livestock ear tags. In addition, a representative from the investing company was added to Southfork’s board of directors. TetriDyn will be responsible and compensated for the management of Southfork. TetriDyn will also provide and be compensated for all employees as consultants to Southfork for tasks including, but not limited to, technical, engineering, scientific, and administrative duties.

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

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated capitalizable software development costs have not been material to date. We have charged our software development cost to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 and 2006

Revenues

Our revenue was $275,556 and $559,048 for the three and six months ended June 30, 2007, respectively, compared to $240,382 and $271,821 for the three and six months ended June 30, 2006, respectively, representing an increase of $35,174, or 15%, and $287,227, or 106%, for the three- and six-month periods, respectively. The increase in revenues was due to increases in a consulting services contract with a regional hospital and increased AeroMD and third-party software sales. The revenues associated with the consulting services with the regional hospital constituted 85% of the increased total revenue for the six months ended June 30, 2007.

Cost of Revenue

Our cost of revenue was $97,735 and $193,858 for the three and six months ended June 30, 2007, respectively, compared to $89,719 and $107,009 for the three and six months ended June 30, 2006, respectively, representing an increase of $8,016, or 9%, and $86,849, or 81%, for the three- and six-month periods, respectively. The gross margin percentage on revenue was 65% for both the three and six months ended June 30, 2007, and 63% and 61% for the three and six months ended June 30, 2006, respectively. The increased cost of revenue during the 2007 interim periods was due to the consulting service contract, which we performed by reassigning some personnel from administrative and research and development functions.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2007 and 2006, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $76,523 and $126,747 for the three and six months ended June 30, 2007, respectively, compared to $68,033 and $100,263 for the three and six months ended June 30, 2006, respectively, representing an increase of $8,490, or 12%, and $26,484, or 26%, for the three- and six-month periods, respectively. The increase in our general and administrative expenses from the three- and six-month periods ended June 30, 2007, as compared to the three and six months ended June 30, 2006, reflects an increase in payroll costs in 2007 due to additional personnel and increased salaries compared to the first three months of 2006.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $92,486 and $185,485 for the three and six months ended June 30, 2007, respectively, compared to $45,797 and $480,601 for the three and six months ended June 30, 2006, representing an increase of $46,689, or 102%, for the three-month period and a decrease of $295,116, or 61%, for the six-month period. The increase in our professional fees expenses from the three-month period ended June 30, 2007, as compared to the three months ended June 30, 2006, reflects additional noncash consulting fees associated with investor relations in 2007. The decrease in our professional fees expenses from the six-month period ended June 30, 2007, as compared to the six months ended June 30, 2006, reflects legal, auditing, and other consulting fees incurred in the first quarter of 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $59,018 and $122,867 for the three and six months ended June 30, 2007, respectively, compared to $66,301 and $121,036 for the three and six months ended June 30, 2006, respectively, representing a decrease of $7,283, or 11% for the three-month period and an increase of $1,831, or 2%, for the six-month period. The decrease in our selling and marketing expenses from the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, reflects a slight decrease in payroll costs in 2007. The increase in our selling and marketing expenses for the six-month period is immaterial.

Research and Development Expenses — Research and development expenses were $24,102 and $45,944 for the three and six months ended June 30, 2007, respectively, compared to $44,296 and $89,478 for the three and six months ended June 30, 2006, respectively, representing a decrease of $20,194, or 46%, and $43,534, or 49%, for the three- and six-month periods, respectively. The decrease in research and development expenses reflects our increased focus on consulting services and sales and marketing activities while reducing our focus on research and development activities.

Interest expense was $15,051 and $30,230 for the three and six months ended June 30, 2007, respectively, as compared to $13,773 and $41,958 for the three and six months ended June 30, 2006, respectively, representing an increase of $1,278, or 9% for the three-month period and a decrease of $11,728, or 28%, for the six-month period. The decrease in interest expense related primarily to our conversion of outstanding debt to common stock in connection with the reverse acquisition, thereby reducing our interest expense.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS No. 123.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Liquidity and Capital Resources

At June 30, 2007, our principal source of liquidity consisted of $64,987 of cash, as compared to $81,723 of cash at December 31, 2006. In addition, our stockholders’ deficit was $710,581 at June 30, 2007, compared to stockholders’ deficit of $827,851 at December 31, 2006, a decrease in the deficit of $117,270.

Our operations provided net cash of $8,097 during the six months ended June 30, 2007, as compared to using $132,951 of net cash during the six months ended June 30, 2006. The $141,048 decrease in the net cash used by our operating activities primarily resulted from the reduced loss in the first quarter of 2007 compared to the first quarter in 2006.

Investing activities for the six months ended June 30, 2007, used $3,514 of net cash, as compared to $5,918 of net cash used during the six months ended June 30, 2006. The decrease in net cash used related to smaller property or equipment purchases in the six months ended June 30, 2007.

Financing activities used $21,319 during the six months ended June 30, 2007, compared to providing net cash of $112,422 during the six months ended June 30, 2006. The decrease of $133,741 of net cash provided in financing activities was primarily due to the sale of stock in 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

See Current Report on Form 8-K dated May 31, 2007, “ITEM 3.02 – UNREGISTERED SALES OF EQUITY SECURITIES.”

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 7, 2007	By /s/ David W. Hempstead

David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer