Form 10QSB
period 2007-09-30
TETRIDYN SOLUTIONS INC
filed 2007-11-13
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007, issuer had 21,011,863 outstanding shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2007	2006
		(Unaudited)
ASSETS
Current Assets
Cash		$ 85,065	$ 81,723
Accounts receivable		11,869	200
Total Current Assets		96,934	81,923
Property and Equipment, net		13,806	14,351
Total Assets		$ 110,740	$ 96,274

LIABILITIES
Current Liabilities
Accounts payable		$ 94,296	$ 154,674
Accrued liabilities		88,044	79,769
Deferred revenue		62,210	57,796
Notes payable, current portion		337,396	219,271
Total Current Liabilities		581,946	511,510
Long-Term Liabilities
Notes payable, net of current portion		168,320	334,864
Notes payable to related parties, net of current portion		-	77,751
Total Long-Term Liabilities		168,320	412,615
Total Liabilities		750,266	924,125

NON-CONTROLLING INTEREST		25,226	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,011,863 shares and
	20,009,350 shares, respectively	21,012	20,009
Additional paid-in capital		2,567,302	2,124,430
Deferred stock compensation		(91,923)	-
Accumulated deficit		(3,161,143)	(2,972,290)
Total Stockholders' Deficit		(664,752)	(827,851)
Total Liabilities and Stockholders' Deficit		$ 110,740	$ 96,274
See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
				(Restated)
Revenue	$ 287,193	$ 269,503	$ 846,241	$ 541,324
Cost of Revenue	108,637	88,011	302,495	195,020
Gross Profit	178,556	181,492	543,746	346,304
Operating Expenses
General and administrative	53,877	46,689	180,624	148,948
Professional fees	113,512	83,871	298,997	562,476
Selling and marketing	76,363	77,265	199,230	198,301
Research and development	109,270	31,182	155,214	120,660
Total Operating Expenses	353,022	239,007	834,065	1,030,385
Net Loss from Operations	(174,466)	(57,515)	(290,319)	(684,081)
Other Income (Expenses)
Other Income (Expense)	-	-	(141)	37,500
Non-Controlling Interest in Investee's
Net (Income)/Loss	143,674	-	143,674	-
Interest Income	76	96	210	454
Interest Expense	(12,047)	(15,493)	(42,277)	(57,450)
Total Other Income (Expenses)	131,703	(15,397)	101,466	(19,496)
Net Profit (Loss) before Provision for Income Taxes	(42,763)	(72,912)	(188,853)	(703,577)
Provision for Income Taxes	-		-
Net Profit (Loss)	$ (42,763)	$ (72,912)	$ (188,853)	$ (703,577)

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,007,992	20,009,350	20,741,439	18,893,775

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
		(Restated)
Cash Flows from Operating Activities
Net Loss	$ (188,853)	$ (703,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,449	27,424
Loss on disposal of asset	141	-
Interest expense from accretion redeemable stock	-	12,164
Common stock issued for services	233,977	443,675
Granted stock options	32,905	-
Non-Controlling Interest in Investee	25,226	-
Changes in operating assets and liabilities:
Accounts receivable	(11,669)	2,219
Accured expenses	14,604	(11,871)
Accounts payable	(60,378)	93,591
Deferred revenue	4,414	1,924
Net Cash Provided by (Used in) Operating Activities	59,816	(134,451)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	236	-
Purchase of property and equipment	(9,281)	(6,588)
Net Cash Used in Investing Activities	(9,045)	(6,588)
Cash Flows from Financing Activities
Principal payments on notes payable	(48,419)	(25,148)
Principal payments on notes payable to related parties	-	(15,250)
Principal payments on capital lease obligations	-	(17,635)
Proceeds from issuance of common stock	450	161,500
Proceeds from exercised stock options	540	660
Net Cash Provided by (Used in) Financing Activities	(47,429)	104,127
Net Increase (Decrease) in Cash	3,342	(36,912)
Cash at Beginning of Period	81,723	108,311
Cash at End of Period	$ 85,065	$ 71,399

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 38,879	$ 43,882

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	84,080	252,356
Conversion of redeemable stock into common stock	-	708,274
Common stock issued in exchange for Creative Vending Corp. liabilities	-	4,500
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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, and the quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, and June 30, 2007, including the financial statements and notes thereto.

Note 2 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”) and its wholly owned and controlled subsidiaries specialize in providing technology and data integration solutions that increase professional or worker productivity through the use of customized data input screens, wireless technologies, and improved information technology (IT) processes. The Company’s solutions are comprised of varying mixtures of proprietary software, third-party products, and IT consulting services. These solutions are currently focused in the healthcare industry, with new applications being developed for the livestock and other industries.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.8% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Note 6).

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

Revenue Recognition – The Company’s AeroMD EMR, or electronic medical records, software is provided as turnkey software that has been customized for specific medical specializations. The Company typically installs the software at the customer’s location for a fee and charges the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the one- or two-year license. At the end of their contracts, customers may continue using AeroMD by entering into a new license with the Company. The Company also sells installation and post-contract telephone support service contracts on an hourly basis. The Company does not provide any rights of return or warranties on its AeroMD EMR software.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company also provides information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

The Company had one customer that represented 78% and 75% of sales for the three- and nine-month periods ended September 30, 2007, respectively. This same customer represented 77% of sales for both the three- and nine-month periods ended September 30, 2006. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

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

Going Concern – During the three and nine months ended September 30, 2007, the Company suffered losses of $42,763 and $188,853, respectively. At September 30, 2007, the Company had a working capital deficit of $485,012 and a capital deficit of $664,752. These matters raise doubt about the Company’s ability to continue. In addition, management is trying to expand the Company’s sales and obtain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 and 2006, 1,633,000 and 0 (zero), respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation – On May 15, 2006, at a special shareholders’ meeting, the Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment (“SFAS 123R”), for its stock-based compensation plan. Under SFAS 123R, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest. The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

As the result of adoption of SFAS 123R, the Company recognized $9,414 and $32,905 of compensation during three and nine months ended September 30, 2007, respectively, relating to stock options granted in May 2007 and that were outstanding at September 30, 2007 (see Note 4).

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Reclassifications – Certain amounts in the 2006 information have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Restatement of Financial Statements

The financial statements for the nine months ended September 30, 2006, have been restated due to the Company determining that the shares paid to a consultant for services related to the 2006 reverse acquisition needed to be valued at the time of the reverse acquisition rather than at the time of the agreement due to contingencies in the agreement based upon completion of the reverse acquisition. This restatement caused the professional fees expense for the nine months ended September 30, 2006, to be increased by $360,000, resulting in the net loss for the same nine-month period being increased by $360,000.

Note 4 – Stockholders’ Equity

In January 2007, the Company entered into a consulting agreement with a consultant for investor relations services. The agreement calls for the consultant to provide services for a period of one year. The Company sold the consultant 450,000 shares of common stock for cash proceeds of $450 and recorded the fair value of the common stock of $315,000. The fair value of the common stock will be recognized as an expense over the term of the agreement. For the three and nine months ended September 30, 2007, the Company recognized consulting expense of $78,637 and $222,627 under the agreement, respectively.

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

In May 2007, the Company granted 55,556 shares of common stock to each of its outside directors (111,112 total shares) for their services valued at the fair value on the date of grant of $10,000. The Company also granted 15,000 shares of common stock to an employee as a bonus valued at the fair value on the date of grant of $1,350. Also in May 2007, the Company granted 1,639,000 stock options to employees, executives, and directors. Stock option compensation expensed in the nine months ended September 30, 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. In August 2007, 6,000 of the employee stock options were exercised for $540.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended September 30, 2007
	Employees	Executives	Directors
Expected term (in years)	2.5	1	0.08 to 0.75
Expected volatility	79%	79%	79%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.69%	4.87%	4.72% to 4.91%

A summary of the status of the Company’s stock options as of September 30, 2007 and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	--	$--
Issued	285,000	0.09
Issued	1,360,000	0.10
Exercised	6,000	0.09
Cancelled	6,000	0.09
Outstanding at September 30, 2007	1,633,000
Exercisable at September 30, 2007	816,500
Weighted average exercise price of options granted to employees at September 30, 2007	$0.10

Exercise Price	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
$0.09	273,000	7.5	$0.09	136,500	$0.09
$0.10	1,360,000	4,7	$0.10	680,000	$0.10

Note 5 – Related Party Transactions

The Company had amounts due to a stockholder for funds loaned to the Company and for Company expenditures covered by the stockholder. The balances due to the stockholder at September 30, 2007, and December 31, 2006, were $0 and $77,751, respectively. The notes payable bore interest at 6% per annum. During May 2006, the stockholder and the Company agreed to modify the terms of the notes payable such that they were due on May 30, 2008. During April 2007, the stockholder and the Company agreed to convert the note payable and accrued interest into 420,401 shares of common stock at the fair value on the date of conversion (see Note 4).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Variable Interest Entities

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of September 30, 2007, the Company owned 39.8% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at September 30, 2007, was an increase in the Company’s assets and liabilities of $25,159 and $4,920, respectively. The Company also recognized non-controlling interest income of $143,674 for the nine months ended September 30, 2007.

Note 7 – Subsequent Event

On October 9, 2007, the Company’s 39.8% VIE, Southfork Solutions, Inc., received the second installment of $90,000 of investment funds to total $500,000 from one of its joint venture investors. The investment is to be utilized specifically to develop livestock tracking trials using TetriDyn’s E-Trace program and newly-developed Radio Frequency Identification (RFID) livestock ear tags.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product-development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated, capitalizable software development costs have not been material to date. We have charged our software development cost to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Our revenue was $287,193 and $846,241 for the three and nine months ended September 30, 2007, respectively, compared to $269,503 and $541,324 for the three and nine months ended September 30, 2006, respectively, representing an increase of $17,690, or 7%, and $304,917, or 56%, for the three- and nine-month periods, respectively. The increase in revenues was due to an expansion in our existing consulting services to a regional hospital in August 2007, the addition of another consulting agreement with a regional surgery center in March 2007, and increased AeroMD and third-party software sales throughout the nine months ended September 30, 2007.

Cost of Revenue

Our cost of revenue was $108,637 and $302,495 for the three and nine months ended September 30, 2007, respectively, compared to $88,011 and $195,020 for the three and nine months ended September 30, 2006, respectively, representing an increase of $20,626, or 23%, and $107,475, or 55%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 62% and 64% for the three and nine months ended September 30, 2007, respectively, and 67% and 64% for the three and nine months ended September 30, 2006, respectively. The decrease in the gross margin percentage for the three months ended September 30, 2007, from the three months ended September 30, 2006, was primarily due to increased support costs on the consulting contracts.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2007 and 2006, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $53,877 and $180,624 for the three and nine months ended September 30, 2007, respectively, compared to $46,689 and $148,948 for the three and nine months ended September 30, 2006, respectively, representing an increase of $7,188, or 15%, and $31,676, or 21%, for the three- and nine-month periods, respectively. The increase in our general and administrative expenses from the three- and nine-month periods ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, reflects an increase in payroll costs in 2007 due to an additional administrative staff member and an increase in salaries to existing personnel compared to the same periods in 2006.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $113,512 and $298,997 for the three and nine months ended September 30, 2007, respectively, compared to $83,871 and $562,476 for the three and nine months ended September 30, 2006, representing an increase of $29,641, or 35%, for the three-month period and a decrease of $263,479, or 47%, for the nine-month period. The increase in our professional fees expenses from the three-month period ended September 30, 2007, as compared to the three months ended September 30, 2006, was primarily due to additional expenditures for corporate and legal fees associated with Southfork Solutions. The decrease in our professional fees expenses from the nine-month period ended September 30, 2007, as compared to the nine months ended September 30, 2006, reflects legal, auditing, and other consulting fees incurred in the first quarter of 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $76,363 and $199,230 for the three and nine months ended September 30, 2007, respectively, compared to $77,265 and $198,301 for the three and nine months ended September 30, 2006, respectively, representing a decrease of $902, or 1% for the three-month period and an increase of $929, or less than 1%, for the nine-month period. The changes in our selling and marketing expenses for the three- and nine-month periods were immaterial.

Research and Development Expenses — Research and development expenses were $109,270 and $155,214 for the three and nine months ended September 30, 2007, respectively, compared to $31,182 and $120,660 for the three and nine months ended September 30, 2006, respectively, representing an increase of $78,088, or 250%, and $34,554, or 29%, for the three- and nine-month periods, respectively. The increase in research and development expenses reflects increased research and development activities within and in support of Southfork Solutions, which we expect to continue and possibly increase in coming months. The increased research and development activities required the addition of two engineers to our staff.

Interest expense was $12,047 and $42,277 for the three and nine months ended September 30, 2007, respectively, as compared to $15,493 and $57,450 for the three and nine months ended September 30, 2006, respectively, representing a decrease of $3,446, or 22%, and $15,173, or 26%, for the three- and nine-month periods, respectively. The decrease in interest expense related primarily to our reduction of debt on which interest was applied.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS 123R, we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS 123R are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS 123.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS 157. The adoption of this statement is not expected to have a material effect on our financial statements.

Liquidity and Capital Resources

At September 30, 2007, our principal source of liquidity consisted of $85,065 of cash, as compared to $81,723 of cash at December 31, 2006. In addition, our stockholders’ deficit was $664,752 at September 30, 2007, compared to stockholders’ deficit of $827,851 at December 31, 2006, a decrease in the deficit of $163,099.

Our operations provided net cash of $59,816 during the nine months ended September 30, 2007, as compared to using $134,451 of net cash during the nine months ended September 30, 2006. The $194,267 decrease in the net cash used by our operating activities primarily resulted from the reduced loss in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007, we suffered losses of $42,763 and $188,853, respectively. However, $88,151 and $266,882 of the expenses for the three and nine months ended September 30, 2007, respectively, were attributable to stock-based compensation either issued or granted in the form of stock options to consultants and employees; without these noncash stock expenses, we would have realized a net income.

Investing activities for the nine months ended September 30, 2007, used $9,045 of net cash, as compared to $6,588 of net cash used during the nine months ended September 30, 2006. The increase in net cash used related to increased property or equipment purchases in the nine months ended September 30, 2007.

Financing activities used $47,429 during the nine months ended September 30, 2007, compared to providing net cash of $104,127 during the nine months ended September 30, 2006. The decrease of $151,556 of net cash provided in financing activities was primarily due to the sale of stock in 2006 and the increase in notes payable repayments in 2007.

We are focusing our efforts on increasing revenue while we explore external funding alternatives. In addition, we intend to seek compromise and resolution of $125,000 in indebtedness due a community development agency, now in default, principally by execution on the collateral. We currently have contracts in place for IT services and future deliveries of our AeroMD product that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to non-affiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.

In order for us to expand our AeroMD market penetration and to pursue the development of our E-Trace program leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within E-Trace will be severely restricted if we are unable to obtain external funding. E-Trace is currently being funded by an investor within the cattle industry through Southfork Solutions. The growth of the E-Trace program is dependent upon the further investment by the current investor or additional funding being raised. Proceeds from investments into Southfork Solutions benefit us since Southfork Solutions pays us cash for research and development services we provide to Southfork Solutions.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: November 12, 2007	By /s/ David W. Hempstead

David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer