Form 10KSB
period 2007-12-31
TETRIDYN SOLUTIONS INC
filed 2008-03-31
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Common Stock, Par Value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

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

State issuer’s revenues for its most recent fiscal year. $1,151,962

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 24, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $832,094.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 24, 2008, issuer had 21,011,863 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

TABLE OF CONTENTS

Item	Description	Page

	Part I
Item 1	Description of Business	1
Item 2	Description of Property	15
Item 3	Legal Proceedings	15
Item 4	Submission of Matters to a Vote of Security Holders	15

	Part II
Item 5	Market for Common Equity and Related Stockholder Matters and
	Small Business Issuer Purchases of Equity Securities	16
Item 6	Management’s Discussion and Analysis or Plan of Operation	17
Item 7	Financial Statements	22
Item 8	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	22
Item 8A	Controls and Procedures	22
Item 8B	Other Information	23

	Part III
Item 9	Directors, Executive Officers, Promoters, Control Persons
	and Corporate Governance; Compliance with Section 16(a)
	of the Exchange Act	24
Item 10	Executive Compensation	26
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	27
Item 12	Certain Relationships and Related Transactions,
	and Director Independence	27
Item 13	Exhibits	28
Item 14	Principal Accountant Fees and Services	30
	Signatures	31
	Supplemental Information To Be Furnished with Reports Filed
	Pursuant to Section 15(d) of the Exchange Act by
	Nonreporting Issuers	32

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Nature of Business

TetriDyn Solutions, Inc. (“TetriDyn”) and our wholly owned and controlled subsidiaries specialize in providing business information technology (IT) solutions to our customers. We optimize business and IT processes by utilizing systems engineering methodologies, strategic planning and guidance, and system integration to add efficiencies and value to our customers’ business processes.

To date, we have provided business IT solutions principally within the healthcare industry. Concurrently, we are expanding into selected other industries including education and professional services. This constitutes our business IT solutions segment.

Our subsidiary, Southfork Solutions, Inc. (“Southfork”), is developing business IT solutions specifically within the livestock industry. Our IT solutions and software development experiences are being used to develop livestock tracking, management, and diagnostic systems to add efficiency and value to the commercial livestock industry. Southfork’s focus along with our management and technical expertise constitutes our livestock segment.

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

On June 1, 2006, Creative changed its domicile to the state of Nevada through a merger with and into a newly formed subsidiary, TetriDyn Solutions, Inc., a Nevada corporation. The reorganization of Creative into the Nevada surviving corporation was accomplished by a 1-for-1 share exchange by the shareholders. Under Nevada law, our authorized capital consists of 5,000,000 shares of preferred stock, $0.001 par value, and 100,000,000 shares of common stock, $0.001 par value. The accompanying consolidated financial statements have been restated for all periods presented for the effects of the change in the par value of the common stock from no par to $0.001 per share.

Business IT Solutions Segment

We provide IT solutions to the healthcare industry, but we are expanding our business IT solutions to selected other industries. The IT solutions needed by the healthcare industry are similar to IT solutions needed by other industries. All modern companies require a reliable network and computing infrastructure; however, many small-to-midsize businesses cannot afford to employ a full IT department with advanced engineering and related management capabilities to effectively use and manage such resources. We provide a cost-effective conduit to an array of IT skills from management to engineering to basic technical assistance.

Our IT solutions range from full-service IT management to the sale of software and hardware products. We have four defined levels of provided solutions:

Enterprise IT Consulting: The customer base for enterprise IT consulting solutions are large organizations with existing IT departments or organizations that need to develop IT departments. Our enterprise IT consulting solutions are fully integrated within a customer’s site and include, but are not limited to, the following:

•	improving business and IT processes,
•	managing the customer’s IT personnel,
•	providing additional high-level IT personnel,
•	optimizing IT budgets and contracts, and
•	developing IT strategic planning within the scope of the customer’s organizational strategic plan.

Business IT Consulting: The customer base for business IT consulting solutions are smaller enterprises that need a full-time IT staff but do not have budgets for the senior staff that their technology requirements demand. These organizations may have junior-level support staff that cannot meet the enterprise-level technology and business process needs. Our business IT consulting solutions provide senior-level guidance to the organization. Our business IT consulting solutions include, but are not limited to, the following:

•	business process and infrastructure analysis,
•	detailed IT project planning,
•	software and hardware implementation and upgrades, and
•	network and hardware design, installation, and service.

Software and Hardware Products: We developed and are selling our own proprietary AeroMD electronic medical record (EMR) software product. We are also a value-added reseller (VAR) for four McKesson healthcare software and service packages:

•	Medisoft patient management system (PMS),
•	Lytec PMS,
•	Practice Partner PMS and EMR system, and
•	RelayHealth patient/physician portal.

We also resell desktop, server, and network hardware, in addition to developing customized software for specific customers.

Product Support: The intended customers for our product support are small businesses that have stand-alone applications that require minimal IT intervention. Our product support provides security and peace of mind for those customers that do not require advanced IT services, but are interested in having reliable and cost-effective product upgrades and product support. We provide contracts with customers for one- or two-year periods.

Enterprise IT Consulting

For customers whose technical needs have surpassed their technical capabilities, we provide either the management or the outsourcing of their internal IT department. When managing the customer’s IT department, we emphasize the development of well-rounded skills relevant to the contemporary IT industry within the department. We align the actions of the IT department with the vision of the organization’s chief officers and board members. Senior team members work with the organization’s administration team and leadership team to align the business processes and IT investments to meet the organizational vision.

We provide a hybrid approach using proven methodologies born from systems engineering, software engineering, engineering management, and project management. The overall value proposition to our customers is based on our ability to leverage our business process analysis, service and delivery infrastructure, our leadership position in IT innovation, and technology expertise. Our commitment to excellence is demonstrated in the success of our customers’ visions.

IT services that we provide to our customers include, but are not limited, to the following:

•	IT Infrastructure Assessment – We review, inspect, and test the effectiveness of our customers’ IT infrastructure, including computer hardware, software system integration, and network systems.

•	IT Strategic Planning – We collaborate with our customers to develop their IT strategic plan to be aligned with their organization’s vision.

•	Network Optimization – We provide our customers with knowledge on how to optimize network equipment through design, implementation, and hardware configuration.

•

Engineering & Software Services – Some companies build an IT system; we engineer it. The difference is in planning for not only today, but for the future. To create sustainable services, we implement best practices from industries and top universities.

•

Systems Lifecycle Engineering –We provide the knowledge to our customers on how to plan for the entire life of their IT systems. Our Systems Lifecycle Engineering ensures an IT investment contributes maximum value to the organization throughout its life.

•	Technology Contract Review – We provide the expertise to ensure the organization’s technology contracts meet the needs of the organization.

Our approach offers the following benefits to our customers:

•

Interdisciplinary Leadership Development – We provide leadership to our customers as part of our Enterprise IT Consulting. We develop training for key leadership skills necessary for successful partnership between business process areas and IT. The training includes project management, meeting facilitation, and time organization. Recognizing the need for leadership and direction, we utilize the strengths of the workforce employed by our customers.

•	Experienced Personnel – We provide a senior-level interdisciplinary team to our customers for their complex and critical projects.

•	Rigorous Engineering Approach – Our concepts are built upon rigorous engineering methodologies born from computer science, systems engineering, engineering management, and electrical engineering.

•

Team-Based Approach – We have a team comprised of expertise from accounting to healthcare IT. We utilize the necessary expertise from the fabric of our company on any given customer’s project. We ensure maximum value to the customer by pooling our resources and drawing what is needed to meet their needs.

•

Quality Service Levels – The foundation of our quality service levels are built on our core values of community, excellence, solutions, education, and entrepreneurship. Our customers benefit from professional services rooted in our ethical business practices.

•

Continuous Process Improvement – We apply the Capability Maturity Model Integration (CMMI) methodology developed by Carnegie Melon’s Software Engineering Institute’s (SEI) to improve processes in the context of our customers’ business processes.

•	Knowledge Transfer – We recognize that leading-edge technology and stellar processes cannot produce results without transferring necessary skills and knowledge to the customer.

•	Customer Empowerment – We pride ourselves on leading the customer to results it can reproduce. We ensure control is in the customer’s hands.

Healthcare Enterprise IT Consulting

A 125-bed regional hospital contracts our enterprise IT consulting solutions for its enterprise. Annually, we have reduced operating expenses by as much as 30%, while increasing the volume of projects completed and the quality of IT solutions. These advances have been made possible through our significant successes and ongoing services, which include the following:

•

Completion of comprehensive baseline of the hospital’s IT infrastructure, including inventories of software, desktop, server and networking hardware, policies and procedures, and personnel job duties and qualifications.

•	Design of the IT department’s organizational chart to meet the needs of the department. We also wrote all job descriptions and filled the positions with existing staff and new staff as needed.

•	Definition, documentation, and implementation of IT standards, policies, and procedures and continuation of efforts to ensure compliance with them.

•	Methodic organization and standardization of computer and networking hardware configurations.

•	Development of and continued updates to the IT strategic plan to parallel the hospital’s enterprise strategic plan.

•

Leadership of a team of 20 internal hospital IT staff. In addition, we started an internship program and through partnerships with the local university, we developed 20 student internship opportunities.

•	Development and implementation of programs for increasing the technical and customer skill sets of the hospital IT personnel.

•	Development and implementation of numerous public relations strategies to increase the customer confidence of the hospital’s IT department and to solicit support for the technology initiatives.

•	Management of the IT budget of $3.6 million in operations and $3 million in capital.

•	Negotiation of contracts for software, hardware, and IT systems used in the hospital, ensuring that training, reduced purchase and maintenance price, and licensing compliance are achieved.

•

Development and implementation of comprehensive lifecycle management plans to ensure a planned, phased approach to reduce downtime from failure and reduce the total cost of ownership for technology investments.

•	Lead role in clinical and financial application implementations, including nurse charting systems, time and attendance systems, revenue cycle applications, and technology process improvements.

•	Management of the operation of the financial and patient management system.

•	Design and implementation of optimizations and oversight of the upgrades of the hospital’s enterprise-level core financial and patient record system.

•	Project management not only to the IT-based projects but also throughout the hospital on interdisciplinary projects requiring assistance.

•	Definition, organization, and continue management of both the hospital’s IT steering committee and change control board.

•	Communication with and direction given to hospital’s management and board of directors.

Education Enterprise IT Consulting

Our leading philosophy is the value of coordinated efforts between community, business, and education. Each group could stand alone and be marginally successful; however, it is when the groups intersect and form a synergistic relationship that a higher level of success is achieved.

We are pursuing collaborative projects within secondary and university-level educational institutes. Our proposed projects include the following seven key elements:

•	IT Strategic Planning – We collaborate with administration to develop an IT strategic plan that will echo the institute’s strategic plan.

•	IT Buying Group Development – We have forged strategic relationships with reliable IT vendors in order to offer our clients the best quality at a price that meets their budgetary demands.

•	Grant Development / E-Rate Funding – We provide experience and supplemental labor to our educational customers, thereby opening financial possibilities previously out of reach.

•	IT Maintenance Program Development – We show our clients how to use maintenance work to optimize their return-on-investment for IT purchases.

•	Training Program for Students – We offer students the opportunity to learn technology with theory and practical hands-on work. Skills stretch from concept to implementation.

•

Mentoring, Scholarship, and Internship Programs – Opportunity inspires success. We seek to include opportunities for career path development in all our work. Students are given opportunities to present their work to company decision makers and make contacts that will provide them a professional foothold.

•

Employment Opportunities – Always seeking to develop our company with skilled minds, we explore our community and educational projects for promising applicants that look for collaborative work and productive career growth.

Business IT Consulting

Our business IT consulting solutions provide many of the same benefits of our enterprise IT consulting solutions. Our approach provides customers with the same pool of expertise to ensure their complex technology needs are met, without the expense of staffing their business with senior-level staff. We provide quality solutions cost effectively. Services offered include, but not limited to, the following:

•	engineering of complex IT systems;
•	business process improvement;
•	infrastructure assessment and improvement;
•	IT planning;
•	optimization of software and hardware systems;
•	network optimization; and
•	lifecycle management.

We provide customers the ability to purchase computer and networking equipment, the service of installation, and follow-on support necessary for successful operation. We forge strategic relationships with reliable IT vendors to offer clients the best quality at a price that meets their budgetary demands. We have a team of experts that designs a system with high reliability and installs it according to all manufacturers’ specifications. Finally, after the system is designed and installed, we provide the support to keep it up and running.

Software and Hardware Products

We have developed and are selling our own proprietary AeroMD EMR product nationwide through direct marketing and a group of VARs throughout the country. AeroMD EMR, with its unique pricing strategy, support, and customization package, overcomes three of the top objections to EMR adoption: high price, fear of work flow changes, and reliability issues that have plagued the industry. Our AeroMD EMR offers medical offices the wireless ability to perform all office tasks from scheduling and examinations to prescription and billing processes. The EMR’s ability to achieve these functions with full mobility provides offices the tool to streamline their operations and establish valuable processes that will limit errors and increase productivity, further helping decrease the high costs in the healthcare industry.

Competitive features of AeroMD EMR include the following:

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

We are also a VAR for four McKesson healthcare software and service packages: Medisoft PMS, Lytec PMS, Practice Partner PMS and EMR system, and RelayHealth patient/physician portal. We are actively marketing these products throughout the country with our direct marketing focused on customers in Idaho, Utah, North Dakota, South Dakota, Wyoming, Montana, and eastern Oregon.

Additionally, we provide custom software development for specialized EMR charts, customized PMS reports, and interfaces for other software systems.

We develop strategic relationships with reliable computing and networking equipment vendors in order to offer our clients the best quality at a price that meets their budgetary demands. We provide hardware resale as a convenience to our customers to simplify their IT purchasing process when upgrading hardware or software systems.

Product Support

We provide remote and onsite product support and training for each of our offered software products. Support can be purchased in either support contracts or on a per-hour basis.

For those customers that do not require advanced IT services, but are interested in having reliable and cost-effective support to provide product upgrades and product support, we provide contracts for one- or two-year periods. Our product support contracts provide product support and annual product upgrades for the term of the contract.

Livestock Segment

We applied our business IT solutions experience in the healthcare industry along with the core technology in our AeroMD EMR software to develop a unique niche in the livestock security industry. This transition of technology and knowledge was possible because the underlying information system principles and needs are similar between the two industries.

As a result of this transition, we partnered with Johnson Livestock, LLC, an unaffiliated Idaho limited liability company, of which Gary Johnson is a co-owner, and Dr. Scott MacGregor, a large-animal veterinarian with international clients, to form our controlled subsidiary Southfork. Southfork’s objective is to provide electronic livestock verification and tracking throughout the lifecycle of an animal.

The Organization of Southfork

We incorporated Southfork in October 2006 and received 1,000 shares of common stock in consideration of organizational expenses and efforts. At this time, David W. Hempstead was appointed as its chairman and Antoinette R. Knapp was appointed as its secretary/treasurer. In January 2007, we, David W. Hempstead, Johnson Livestock, LLC, Gary Johnson, and Dr. Scott MacGregor transferred all rights to the intellectual properties and technologies related to identifying and tracking livestock, including the rights to the patent application entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock” filed June 22, 2007. Each party transferred the technology rights in exchange for shares of Southfork’s common stock. In consideration of such transfer of technology, Southfork issued 2,615,170 shares of common stock to us, 2,289,149 shares of common stock to Johnson Livestock, and 1,635,107 shares of common stock to Dr. Scott MacGregor. At that time, Gary Johnson, a co-owner of Johnson Livestock, was appointed as one of its officers, and Dr. Scott MacGregor was elected as a member of its board of directors.

In July 2007, we entered into an agreement with Southfork to provide engineering, marketing, bookkeeping, and administrative services for Southfork for a fee based on the number of hours worked and level of expertise provided. Southfork granted us royalty-free, irrevocable, worldwide-exclusive right and license under any patents, technology, or other intellectual property owned by Southfork to the extent required by us to exploit the patent, technology, or intellectual property in other industries and markets outside of the livestock industry specifically targeted by Southfork. Additionally, any modifications made to these technologies or other intellectual property by us outside of the scope of the agreement will be owned by us.

In August 2007, Southfork agreed to sell 500,000 shares of common stock for an aggregate subscription price of $500,000, payable as it accomplished certain development benchmarks, to Five Rivers Ranch Cattle Feeding LLC, an unaffiliated large cattle feeding operation. Pursuant to this transaction, Russ Danner, an officer of Five Rivers, was elected as a member of its board of directors.

The Animal Tracking Opportunity

Currently in the United States, there are over 105 million head of cattle with approximately 33 million cattle slaughtered each year. Of those slaughtered, less than 1% would qualify as source-verified, according to the source verification program specifications released by the government. This only refers to cattle in the United States, as other countries worldwide are attempting to or have already established some form of an animal-tracking program.

This small number of source-verified cattle is due largely to the complexity and rudimentary way of source verifying an animal with current processes. Current source verification methods require data to be manually recorded on paper and stored in filing cabinets with no standard filing system, creating a time-consuming process for the recording, secure storage, and retrieval of the information.

The industry as a whole acknowledges the need for an overall standardized source verification and livestock tracking program. However, an effective program has not yet been commercially available.

Southfork, with our management and technical expertise, has built a prototype tracking system. Incorporating our own proprietary radio-frequency identification, or RFID, technology and software, we have created an effective electronic tracking program that we call Electronic Livestock Verification Information System, or ELVIS. The ELVIS program will enable animal source tracing that is substantially faster than the NAIS (National Animal Identification System) goal of 48 hours. It will also allow for more efficient processing of cattle because RFID technology will reduce the number of times an animal must be touched, which also reduces handling time, stress, and bruising caused to the animal during processing.

The ELVIS program provides age, source, and process verification of livestock. The ELVIS program allows for the tracking of historical individual animal performance information, often necessary to make sound revenue-based decisions that enhance bottom line profits for livestock producers.

In addition to source tracking, the ELVIS program enables feedlot operators and others in the livestock industry to monitor individual animal feeding, watering, and other behaviors, which provide timely and accurate data for healthcare diagnosis, feed management, and other livestock management decisions.

In June 2007, we filed an application for Letters Patent of the United States entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock.” We have developed an intellectual property protection plan and are in the process of filing for additional patents for the inventions resulting from the ELVIS program.

We have tested our ELVIS prototype in actual operation conditions with positive results in a number of commercial cattle feedlot locations. The results of our tests have resulted in a number of inquiries from prospective customers within the livestock industry.

Research and Development

We incurred costs of $210,965 and $152,552 for research and development during the years ended December 31, 2007 and 2006, respectively. In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

Intellectual Property

We believe our intellectual properties are critical to our business and growth. We rely on trade secret protection, confidentiality agreements with employees, consultants, customers, and others with which we interact and patent laws to protect our proprietary rights. We do not believe that our business IT solutions segment is dependent upon or obtains a competitive advantage from our patents.

            We have filed one application for a U.S. patent relating to identifying and tracking livestock, including the rights to the patent application entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock” filed June 22, 2007. We anticipate that will apply for patent protection on other features of our products, but cannot assure that any patents will be issued or that we will derive any competitive advantage. We believe that any patent protection we obtain may be beneficial in protecting our developing livestock segment. We have not applied for any foreign patents and cannot assure that we could obtain any patents we may seek internationally.

We frequently review our research and development efforts and product identification needs to consider whether we should seek additional patent or trademark protection for new developments or product offerings.

We do not believe that any of our products or other proprietary rights infringe the rights of third parties. However, we cannot assure that others may not assert infringement claims against us in the future and recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect our proprietary rights against infringement by third parties.

The Idaho National Laboratory (formerly, the Idaho National Engineering & Environmental Laboratory) has granted us an exclusive license to advanced database management and manipulation technologies, which are not used in any of our current products but may be important for future products or services.

Employees

As of March 24, 2008, we had seventeen total employees, including fifteen full-time employees, consisting of two executive officers who are also directors and perform technical and managerial functions, thirteen other technical and managerial employees, and two part-time administrative staff.

Government Regulation; Environmental Compliance

Our activities are not subject to present or expected probable material governmental regulation, including environmental laws.

Competition

The market for IT services and products is intensely competitive and highly fragmented, with minimal barriers to entry. We expect competition to increase in the future, and there can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and operating results.

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or that achieve greater market acceptance than our products;

•	devote greater resources to developing, marketing, or selling their products;

•	respond more quickly to new or emerging technologies or technical advances and changes in customer requirements, which could render our technologies or products obsolete;

•	introduce products that make the continued development of our current and future products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisition or other opportunities more readily than we can.

In our business IT solutions segment, we believe compensation is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service. We cannot assure that our efforts to meet these competitive factors will be successful.

In our livestock segment, we believe that the commercialization of our RFID livestock tracking and management systems will depend on our ability to be the first to introduce a robust, adaptable system with numerous applications that are perceived to add significant value to the livestock business by reducing costs and risks and increasing accountability. The cost of enterprise-wide installation and implementation of the system as well as employee and management acceptance and adaptability may also be competitive factors in replacing less structured and technically well-established management approaches. We are a new entrant into this segment, so we have no current competitive advantage or standing.

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

The reports of our auditors on our financial statements for the years ended December 31, 2006 and 2007, contain an explanatory paragraph about our ability to continue as going concern.

We will require substantial additional funds to implement our marketing plan and pursue our other expansion of our business IT segment and the completion of development of a commercial product and market rollout in the livestock segment. The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control. We anticipate that we will seek required funds from external sources.

            We may seek required funds through the sale of equity or other securities of either our parent or our subsidiary, Southfork. Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as us at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control. There can be no assurance that we will be able to complete an offering on terms favorable to us or at all. The issuance of additional equity securities may dilute the interest of our existing shareholders or may subordinate their rights to the superior rights of new investors.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements. We have used this strategy to obtain $500,000 in external funding from a strategic investor in Southfork. Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from such project. Further, any separate funding we may obtain for Southfork will likely have to be used to advance its activities and will only indirectly benefit our parent company and its business IT segment. There can be no assurance that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

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

Our expansion into the livestock segment will require substantial financial, technical, and managerial resources that we may not be able to recover.

We are seeking material funding and are devoting substantial technical and management resources toward launching commercial products using our tracking and identification technologies for the livestock industry. Our ability to realize a financial return from these efforts will depend on our ability to market successfully one or more products or services in the livestock industry. We have not previously marketed livestock industry products and cannot assure that we will be able to do so successfully. We may be unable to recover the investment of our resources if we cannot develop commercial products or services and market and deliver them timely and economically.

Product development still comprises a substantial part of our operations, and we face significant technological uncertainties.

Our prospects must be considered in light of the risks, expenses, delays, problems, and difficulties that we may encounter in establishing our new business, including:

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

If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

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

We are dependent upon the continued participation and assistance of our key management and technical personnel, including David Hempstead, Chief Executive Officer and President, and Antoinette Knapp, Deputy Chief Executive Officer and Vice President. We do not have and generally do not intend to acquire keyman life insurance on any of our executives. We will require the recruitment and retention of additional personnel, including technical advisors and management, and the development of additional expertise by existing management. The inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

We will need to hire and retain a number of key employees who may be difficult to find.

Our growth may require us to hire additional personnel, including software engineers, systems engineers, customer support personnel, marketing personnel, and operational personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly qualified personnel in the future. The failure to attract, motivate, and retain such additional employees could seriously harm our business.

Any substantial increase in sales will require skilled management of growth.

As our operations expand, our success will depend on our ability to manage continued growth, including integration of our executive officers, directors, and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

If we provide software products that are unreliable, we could lose customers and revenues.

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

Because our customers will use our products and services for mission-critical applications in the medical and other fields, any errors, defects, or other performance problems could result in liability or financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results, or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend and could harm our reputation.

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of holders of Common Shares.

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 21,011,863 shares of common stock are issued and outstanding as of the date of this report. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 1651 Alvin Ricken Drive, Pocatello Idaho, where we lease approximately 4,000 square feet of office space from an unrelated party at $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for consideration during the fourth quarter of our most recently completed fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Over-the-Counter Bulletin Board since October 25, 2006. The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2008:
First Quarter to March 24, 2008	$0.10	$0.30

2007:
Fourth Quarter	0.12	0.20
Third Quarter	0.10	0.25
Second Quarter	0.07	0.51
First Quarter	0.55	2.00

2006:
Fourth Quarter after October 25, 2006	0.26	2.00

On March 24, 2008, the closing price per share of our common stock on the Over-The-Counter Bulletin Board was $0.10.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 24, 2008, we had approximately 820 stockholders.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	1,633,000	$0.098	2,367,000

Equity compensation plans not approved by security holders	--	--	--
Total	1,633,000	$0.098	2,367,000

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product development, marketing, and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We optimize business and IT processes by utilizing systems engineering methodologies, strategic development, and integration to add efficiencies and value to our customers’ business processes. Our business was founded as an Idaho corporation, TetriDyn Solutions, Inc. On March 22, 2006, we completed a share exchange with Creative Vending Corp., then inactive, that resulted in TetriDyn Solutions, Inc. becoming a wholly owned subsidiary of the Florida corporation, the legal acquirer. For accounting purposes, the Idaho corporation was the accounting acquirer because its management and controlling shareholders continued to manage and control the consolidated enterprise following the exchange. In June 2006, we changed our corporate domicile from Florida to Nevada and changed our name from Creative Vending Corp. to TetriDyn Solutions, Inc.

Our business IT solutions segment provides IT solutions to the healthcare industry, but we are expanding our business IT solutions to selected other industries. We provide small-to-midsize businesses with a cost-effective conduit to an array of advanced IT engineering skills from management to engineering to basic technical assistance.

Our livestock segment capitalizes on our business IT solutions healthcare industry experience along with the core technology in our AeroMD EMR software to develop products that will provide electronic livestock verification and tracking throughout the lifecycle of an animal.

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

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Our revenue was $1,151,962 and $771,651 for 2007 and 2006, respectively, representing an increase of $380,311, or 49%, in 2007. The increase in revenues in 2007 was due to a full year versus a partial year of consulting services contract with a regional hospital for 2007 and 2006, respectively, and increased AeroMD software sales during 2007.

Cost of Revenue

Our cost of revenue was $418,562 and $280,027 for 2007 and 2006, respectively, representing an increase of $138,535, or 49%, in 2007. The gross margin percentage on revenue was 64% for both 2007 and 2006. The increased cost of revenue was due to services provided in support of a full year versus a partial year consulting service contract with a regional hospital.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for 2007 and 2006 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including non-cash compensation expense, were $260,807 and $209,321 for 2007 and 2006, respectively, representing an increase of $51,486, or 25%, in 2007. The increase in our general and administrative expenses in 2007, as compared to 2006, reflects an increase in payroll costs in 2007 due to an additional administrative staff member and an increase in salaries to existing personnel.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $384,844 and $537,271 for 2007 and 2006, respectively, representing a decrease of $152,427, or 28%, in 2007. The decrease in our professional fees expenses from 2007, as compared to 2006, reflects legal, auditing, and other consulting fees incurred in 2006 directly related to the reverse acquisition of TetriDyn Solutions, Inc. by Creative Vending Corp., the name and domicile change to Nevada, and Securities and Exchange Commission filing requirements.

Selling and Marketing — Selling and marketing expenses, including non-cash compensation expense, were $256,198 and $259,293 for 2007 and 2006, respectively, representing a decrease of $3,095, or 1%, in 2007. The changes in our selling and marketing expenses from 2007, as compared to 2006, were immaterial.

Research and Development — Research and development expenses were $210,965 and $152,552 for 2007 and 2006, respectively, representing an increase of $58,413, or 38%, in 2007. The increase in research and development expenses in 2007, as compared to 2006, reflects increased research and development activities within and in support of our livestock segment in 2007. The increased research and development activities required the addition of two engineers to our staff. We expect that research and development expenses will continue at or above 2007 levels as we continue livestock segment product development, subject to the availability of required funds.

Interest expense was $59,004 and $91,988 in 2007 and 2006, respectively, a decrease of $32,984, or 36%, in 2007. The decrease in interest expense from 2007, as compared to 2006, related primarily to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity consisted of $148,934 of cash, as compared to $81,723 of cash at December 31, 2006. In addition, our stockholders’ deficit was $670,040 at December 31, 2007, compared to stockholders’ deficit of $827,851 at December 31, 2006, a decrease in the deficit of $157,811.

Our operations provided net cash of $126,747 during 2007, as compared to using $120,680 of net cash during 2006. The $247,427 decrease in the net cash used by our operating activities during 2007 primarily resulted from the significantly smaller net loss in 2007, as compared to 2006, the issuance of common stock and options aggregating $354,927 as payment for services, and $157,940 for the non-controlling interest in Southfork. Operations used $97,873 during 2007 to reduce accounts payable.

Investing activities for 2007 used $9,045 of net cash, as compared to $2,072 of net cash used during 2006. The increase in net cash used related primarily to the purchase of additional computer equipment in 2007.

Financing activities used $50,491 during 2007, compared to providing net cash of $96,164 during 2006. The decrease of $146,655 of net cash provided in financing activities was primarily due to the sale of stock in 2006 and the increase in notes payable repayments in 2007.

We are focusing our efforts on increasing revenue while we explore external funding alternatives. We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.

In order for us to expand our business IT solutions customer base and to pursue the development of our ELVIS program in our livestock segment leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within ELVIS will be severely restricted if we are unable to obtain external funding. ELVIS is currently being funded by an investor within the cattle industry through Southfork. The development of the ELVIS program and market introduction of commercial products is dependent upon the further investment by the current investor or additional external funding being raised. Investment made in Southfork directly benefits TetriDyn since we are contracted to provide the management, administrative, and research and development services to Southfork. We do not anticipate that Southfork will generate significant revenues during 2008 due to the continued research and development activities that are required.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Revenue from software licenses and related installation and support services is recognized when earned realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts billed to customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

We also provide information technology management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a contracted monthly fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Title
David W. Hempstead	44	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Director
Antoinette R. Knapp	43	Secretary and Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	83	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	70	Director and Member of Executive Compensation Committee

David Hempstead has served as Chief Executive Officer, President, Chairman of the Board, and as a director of TetriDyn since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Mr. Hempstead has served as the Chief Executive Officer, President, Chairman of the Board, and as a director of Southfork since its inception. Mr. Hempstead sets the strategic direction of the companies and works closely with the management team, board of directors, and advisors on all aspects of our operations, from product development to marketing. He has 23 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance. Mr. Hempstead brings a unique blend of business and technical expertise to our team. He has capitalized on his diverse experience by frequently serving as the liaison between technical and business divisions, enabling efficient and productive communication. Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company. He also serves on the Scientific and Industrial Advisory Boards of the International Congress on Medical and Care Compunetics. Education: BS, Accounting with Computer Science Minor, University of Idaho.

Antoinette Knapp serves as the Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director of TetriDyn. Ms Knapp served as Chief Technology Officer, Vice President, and as a director of TetriDyn since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Ms. Knapp also serves as Vice President of Finance and Information Technologies, Secretary/Treasurer, and a director of Southfork. Ms. Knapp administers all corporate and finance activities of the companies. Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales. Ms. Knapp has 23 years of experience in management, finance, software management, and software development. Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.

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

Larry J. Ybarrondo, Ph.D. was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho. Dr. Ybarrondo serves on the board’s executive compensation committee. Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and six foreign countries. His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues including planning, facility design, construction, fabrication, and modification. Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work. Dr. Ybarrondo has over 30 years experience in the technological, operational, and managerial aspects of nuclear reactor technology. His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects. Education: Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year, the dollar value of all cash and non-cash compensation earned by any person who was our principal executive officer during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officer”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David W. Hempstead	2007	$90,000	--	--	$18,726 (1)	--	--	$52	$108,778
Chief Executive Officer

(1)	Equivalent to the dollar amount to be recognized as compensation expense for financial reporting purposes under FAS 123R.

Our employment agreement with Mr. Hempstead engages him as an at-will employee that we can terminate at any time, with or without cause. He agrees to maintain the confidentiality of company information, assign to us all of his inventions during employment and not to compete with us for three years after his employment by us terminates for any reason. Mr. Hempstead’s annual compensation is determined annually by the compensation committee. Mr. Hempstead’s salary was set to $90,000 per year by the executive compensation committee for the fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards at December 31, 2007.

We have not granted any stock appreciation rights during the last completed fiscal year to our Named Executive Officer. We granted 720,000 incentive stock options to our Named Executive Officer in 2007, all of which were unexercised at the end of the fiscal year.

Directors’ Compensation

Each of our outside directors was compensated with a stock award valued at $5,000 and 100,000 incentive stock options valued at $1,688.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2008, the outstanding shares of common stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	58.4%

Directors:
David W. Hempstead(1)	Common Stock	12,279,111	58.4%

Antoinette R. Knapp(1)	Common Stock	12,279,111	58.4%

Orville J. Hendrickson	Common Stock	163,383	*

Larry J. Ybarrondo	Common Stock	248,420	1.2%

All Executive Officers and Directors as a Group (4 persons):	Common Stock	12,690,914	60.4%

*	Less than 1%.
(1)

Consists of 25,920 shares owned of record by David W. Hempstead; 25,920 shares owned of record by Antoinette R. Knapp; and 12,227,271 shares owned of record by Sawtooth Meadows, LP. David W. Hempstead and Antoinette R. Knapp, husband and wife, are owners of, and control, Sawtooth Meadows, LP, and as such, each is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

The terms of the following transactions were not the result of arm’s length negotiations.

Issuance of Common Stock at Organization

We incorporated Southfork as an Idaho corporation in October 2006. It then issued us 1,000 shares of its common stock for our expenses and efforts in its organization.

Issuance of Common Stock for Intellectual Property Rights

In January 2007, Southfork entered into a transaction by which we; David W. Hempstead, our chief executive officer, a director and a principal stockholder; Johnson Livestock, LLC, an unaffiliated Idaho limited liability company; Gary Johnson an unaffiliated individual; and Dr. Scott MacGregor, an unaffiliated individual, each transferred to Southfork all rights to the intellectual properties and technologies related to identifying and tracking livestock, including the rights to the patent application entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock” filed June 22, 2007, in exchange for shares of Southfork common stock. In consideration of such transfer of technology, Southfork issued 2,615,170 shares (40% of the outstanding shares) of common stock to us, 2,289,149 shares of common stock to Johnson Livestock, and 1,635,107 shares of common stock to Dr. Scott MacGregor. At that time, Gary Johnson, a co-owner of Johnson Livestock, was appointed as one of Southfork officers, and Dr. Scott MacGregor was elected as a member of its board of directors.

            As described below, Southfork subsequently granted to us a license to use the intellectual properties and technologies developed for identifying and tracking livestock in other industries and markets outside the livestock industry specifically targeted by it.

Issuance of Common Stock for Cash

In August 2007, Five Rivers Ranch Cattle Feeding LLC, an unaffiliated Delaware limited liability company, agreed to purchase an aggregate of 500,000 shares of Southfork common stock for an aggregate subscription price of $500,000. Five Rivers also agreed to incorporate Southfork’s livestock identification and tracking systems into the Five Rivers’ cattle feeding operations. The aggregate subscription price of $500,000 is to be paid to Southfork in six installments of between $70,000 and $120,000 each as it reaches certain benchmarks in the installation of the livestock identification and trading system into the operations of Five Rivers. As of December 31, 2007, Five Rivers had paid $290,000 and received 290,000 shares in Southfork. Pursuant to this transaction, Russ Danner, an officer of Five Rivers, was elected as a member of Southfork’s board of directors.

Intellectual Property Transactions with TetriDyn Solutions, Inc.

Pursuant to our July 17, 2007, consulting agreement with Southfork, it granted us a license to use of the propriety technologies it developed for livestock identification and tracking in other industries and markets outside of the livestock industry specifically targeted by it. Any modifications and improvements made to the technologies or intellectual properties for use outside the livestock industry will be owned by us. In consideration of this license grant from Southfork, we granted to Southfork a license to use our AeroForms software in livestock industry applications of its identification and tracking technologies. Under the consulting agreement, we will retain all rights to any modifications and enhancements made to our AeroForms software product or any related components that relate to the livestock industry.

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

_______________

*

The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2007, we were billed approximately $23,424 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2006, we were billed approximately $26,007 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2007 and 2006, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the Audit Committee.

Tax Services. The Audit Committee preapproves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

             All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The Audit Committee preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been preapproved by the Audit Committee. If there is any question as to whether a proposed service fits within a preapproved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been preapproved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.

Date: March 31, 2008	By	/s/ David W. Hempstead
David W. Hempstead, President
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 31, 2008

/s/ David W. Hempstead
David W. Hempstead, Director
/s/ Antoinette R. Knapp
Antoinette R. Knapp, Director

/s/ Orville J. Hendrickson
Orville J. Hendrickson, Director

/s/ Larry J. Ybarrondo
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS

The Company will furnish to the Commission at the same time that it is sent to stockholders any proxy or information statement that it sends to stockholders in connection with its 2008 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

TETRIDYN SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Webb & Company, P.A.	F-1

Consolidated Balance Sheets – December 31, 2007 and December 31, 2006	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2006 and 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007 and 2006	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TetriDyn Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and subsidiary as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of consolidated as of December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $282,186, a working capital deficiency of $250,668 and a stockholders' deficiency of $670,040. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

February 25, 2008

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2007	2006
ASSETS
Current Assets
Cash		$ 148,934	$ 81,723
Accounts receivable, net		818	200
Prepaid expenses		10,184	-
Total Current Assets		159,936	81,923
Property and Equipment, net		45,264	14,351
Deferred Offering Costs		11,951	-
Total Assets		$ 217,151	$ 96,274

LIABILITIES
Current Liabilities
Accounts payable		$ 56,801	$ 154,674
Accrued liabilities		73,469	79,769
Unearned revenue		57,803	57,796
Notes payable, current portion		222,531	219,271
Total Current Liabilities		410,604	511,510
Long-Term Liabilities
Notes payable, net of current portion		318,647	334,864
Notes payable to related parties, net of current portion		-	77,751
Total Long-Term Liabilities		318,647	412,615
Total Liabilities		729,251	924,125

NON-CONTROLLING INTEREST		157,940	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,011,863 shares and
	20,009,350 shares, respectively	21,012	20,009
Additional paid-in capital		2,576,710	2,124,430
Deferred stock compensation		(13,286)	-
Accumulated deficit		(3,254,476)	(2,972,290)
Total Stockholders' Deficit		(670,040)	(827,851)
Total Liabilities and Stockholders' Deficit		$ 217,151	$ 96,274

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006
Revenue	$ 1,151,962	$ 771,651
Cost of Revenue	418,562	280,027
Gross Profit	733,400	491,624
Operating Expenses
General and administrative	260,807	209,321
Professional fees	384,844	537,271
Selling and marketing	256,198	259,293
Research and development	210,965	152,552
Total Operating Expenses	1,112,814	1,158,437
Net Loss from Operations	(379,414)	(666,813)
Other Income (Expenses)
Other Income (Expense)	(141)	37,500
Gain on settlement of notes payable	23,318	-
Non-Controlling Interest in Investee's
Net (Income)/Loss	132,746	-
Interest Income	309	537
Interest Expense	(59,004)	(91,988)
Total Other Income (Expenses)	97,228	(53,951)
Net Profit (Loss) before Provision for Income Taxes	(282,186)	(720,764)
Provision for Income Taxes	-	-
Net Profit (Loss)	$ (282,186)	$ (720,764)

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.04)

Basic and Diluted Weighted-Average
Common Shares Outstanding	20,809,045	19,172,669

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2006 and December 31, 2007

					Additional	Deferred		Total
	Common Stock		Preferred Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, December 31, 2005	15,769,828	$ 15,771	-	$ -	$ 566,703	$ -	$ (2,251,526)	$ (1,669,052)
Issuance for conversion of note
payable and related accrued
interest, $0.49 per share,
March 2006	518,398	518	-	-	251,838	-	-	252,356
Issuance for cash, $0.48 per
share, March 2006	334,885	335	-	-	161,165	-	-	161,500
Issuance for legal services,
$0.32 per share, March 2006	1,026	1	-	-	329	-	-	330
Issuance to employees for
exercised stock options,
$0.007 exercise price per
share, $0.48 fair value per
share, January 2006	91,248	91	-	-	43,914	-	-	44,005
Issuance for conversion of
redeemable stock, $1.56 per
share, March 2006	455,178	455	-	-	707,819	-	-	708,274
Issuance for services to a
consultant, $0.48 per share,
March 2006	829,437	830	-	-	399,170	-	-	400,000
Issuance in acquisition of
Creative Vending Corp.,
$(0.00) per share,
March 2006	2,009,350	2,009	-	-	(6,509)	-	-	(4,500)
Net loss	-	-	-	-	-	-	(720,764)	(720,764)
Balance, December 31, 2006	20,009,350	$ 20,010	-	$ -	$ 2,124,429	$ -	$ (2,972,290)	$ (827,851)
Issuance for investor
relations services, $0.70
per share, January 2007	450,000	450	-	-	314,550	(13,286)	-	301,714
Issuance for conversion of
related party note payable
and accrued interest, $0.20
per share, April 2007	420,401	420	-	-	83,660	-	-	84,080
Issuance for outside director
services, $0.09 per share,
May 2007	111,112	111	-	-	9,889	-	-	10,000
Issuance for employee bonus,
$0.09 per share, May 2007	15,000	15	-	-	1,335	-	-	1,350
Issuance to employee for
exercised stock options,
$0.09 exercise price per share,
$0.20 fair value per share,
August 2007	6,000	6	-	-	534	-	-	540
Stock options	-	-	-	-	42,313	-	-	42,313
Net loss	-	-	-	-	-	-	(282,186)	(282,186)
Balance, December 31, 2007	21,011,863	$ 21,012	-	$ -	$ 2,576,710	$ (13,286)	$ (3,254,476)	$ (670,040)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$ (282,186)	$ (720,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,971	12,448
Retirement of impaired equipment	-	27,780
Loss on disposal of asset	141	-
Interest expense from accretion redeemable stock	-	12,164
Common stock issued for services	312,614	443,675
Granted stock options	42,313	-
Gain on notes payable settlement	(23,318)	-
Non-Controlling Interest in Investee	157,940	-
Changes in operating assets and liabilities:
Accounts receivable	(618)	2,019
Inventory	-	263
Prepaid expenses	(10,184)	-
Deferred offering costs	(11,951)	-
Accrued expenses	27,891	9,714
Accounts payable	(97,873)	49,902
Unearned revenue	7	42,119
Net Cash Provided by (Used in) Operating Activities	126,747	(120,680)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	236	-
Purchase of property and equipment	(9,281)	(2,072)
Net Cash Used in Investing Activities	(9,045)	(2,072)
Cash Flows from Financing Activities
Proceeds from borrowing under notes payable	-	202,119
Principal payments on notes payable	(51,481)	(235,229)
Principal payments on notes payable to related parties	-	(15,250)
Principal payments on capital lease obligations	-	(17,636)
Proceeds from issuance of common stock	450	161,500
Proceeds from exercised stock options	540	660
Net Cash Provided by (Used in) Financing Activities	(50,491)	96,164
Net Increase (Decrease) in Cash	67,211	(26,588)
Cash at Beginning of Period	81,723	108,311
Cash at End of Period	$ 148,934	$ 81,723

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 66,693	$ 60,676

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	84,080	252,356
Conversion of redeemable stock into common stock	-	708,274
Common stock issued in exchange for Creative Vending Corp. liabilities	-	4,500
Purchase of property and equipment with note payable	33,980	-
See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”), and its wholly owned and controlled subsidiaries specialize in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning and guidance, and system integration to add efficiencies and value to its customers’ business processes.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of operations of its 39.8% owned variable interest entity, Southfork Solutions, Inc., from October 30, 2006, to December 31, 2007. Intercompany accounts and transactions have been eliminated in consolidation (see Note 7).

Business Segments – The Company’s services can be broadly classified into two principal segments: the Business IT Solutions segment and the Livestock segment. The Business IT Solutions segment primarily provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other selected industries including education and professional services such as legal and accounting offices. The Livestock segment is focused on providing business IT solutions specifically within the livestock industry. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131,“Disclosures about Segments of an Enterprise and Related Information,” the Company has evaluated the segment reporting requirements and determined that it now has two reportable segments.

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

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company also provides information technology management consulting services. To date, these services have been primarily in the healthcare industry. These services are paid on a monthly basis and for a contracted monthly fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

Long-Lived Assets – The Company accounts for long-lived assets under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, goodwill, and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill, and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Going Concern – The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying financial statements, the Company had a net loss of $282,186, a working capital deficiency of $250,668, and an accumulated deficit of $670,040.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate increased sales and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments – The carrying amounts of the Company’s accounts receivable, restricted cash, accounts payable, notes payable, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS No. 123R. Emerging Issues Task Force, or EITF, Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached; or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R for its stock-based compensation plan. Under SFAS No. 123R, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

As the result of adoption of SFAS No. 123R, the Company recognized $42,313 of compensation during the year ended December 31, 2007, relating to stock options granted in May 2007 that were outstanding at December 31, 2007 (see Note 2). The Company did not issue any stock options or awards under the 2006 plan during the year ended December 31, 2006.

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of December 31, 2007 and 2006, 1,633,000 and 0 (zero), respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Reclassifications – Certain amounts in the 2006 information have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 2 – Stockholders’ Equity

Through the reverse acquisition of Creative Vending Corp., a Florida corporation, on March 22, 2006, the Company’s common stock was reverse split on a 1-for-2.07 basis. The accompanying consolidated financial statements and related notes have been restated on a retroactive basis for all periods presented for the effects of the stock split, including basic and diluted loss per common share and preferred stock conversion ratios.

Common Stock – Prior to the reverse merger, Creative Vending Corp. had 2,009,350 shares of common stock outstanding that remained outstanding after the transaction.

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

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In January 2007, the Company entered into a consulting agreement with a consultant for investor relations services. The agreement calls for the consultant to provide services for a period of one year. The Company sold the consultant 450,000 shares of common stock for cash proceeds of $450 and recorded the fair value of the common stock of $315,000. The fair value of the common stock will be recognized as an expense over the term of the agreement. For the year ended December 31, 2007, the Company recognized consulting expense of $301,714 under the agreement.

In April 2007, the Company agreed to pay the amount owed to the stockholder discussed in Note 3, including all accrued interest, with the Company’s common stock at the fair value on the date of the conversion. The balance including accrued interest due to the stockholder in April 2007 was $84,080. As a result, the Company issued 420,401 shares of common stock for the cancellation of the debt to the stockholder, and no gain or loss was recognized on the conversion.

In May 2007, the Company granted 55,556 shares of common stock to each of its outside directors (111,112 total shares) for their services valued at the fair value on the date of grant of $10,000. The Company also granted 15,000 shares of common stock to an employee as a bonus valued at the fair value on the date of grant of $1,350. Also in May 2007, the Company granted options to purchase 1,639,000 shares of common stock to employees, executives, and directors. Stock option compensation expensed for the year ended December 31, 2007, is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. In August 2007, 6,000 of the employee stock options were exercised for $540.

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

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the Year Ended December 31, 2007
	Employees	Executives	Directors
Expected term (in years)	2.5	1	0.08 to 0.75
Expected volatility	79%	79%	79%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.69%	4.87%	4.72% to 4.91%

A summary of the status of the Company’s stock options as of December 31, 2007, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	--	$--
Issued	285,000	0.09
Issued	1,360,000	0.10
Exercised	6,000	0.09
Cancelled	6,000	0.09
Outstanding at December 31, 2007	1,633,000
Exercisable at December 31, 2007	1,633,000
Weighted average exercise price of options granted to employees at Dec. 31, 2007	$0.10

Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.09	273,000	7.4	$0.09	273,000	$0.09
$0.10	1,360,000	4.4	$0.10	1,360,000	$0.10

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

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the redeemable stock was a conditional obligation and was therefore classified as a liability. This liability was classified as long-term based upon the term during which that redemption could occur.

The future fair value of the redeemable stock at the dates the put option could have been exercised was not determinable at the date of issuance. The estimated fair value of the redeemable stock at the date of issuance and at the end of each reporting period has been determined based on a 12% annual simple rate of return. The increase in the fair value has been recognized as interest expense. The estimated amount that would have been paid to the holder of the redeemable stock if redemption had occurred on March 22, 2006, was $708,274. The amount of interest expense recognized from the change in the fair value of the redeemable stock was $12,164 during 2006 through March 22, 2006.

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On March 22, 2006, the holder of the redeemable stock converted the stock into 455,178 shares of common stock at $1.56 per common share. Upon conversion, the redemption rights and the put option held by the holder of the redeemable stock expired.

Note 3 – Note Payable to Related Party

The Company had amounts due to a stockholder for funds loaned to the Company and for Company expenditures covered by the stockholder. The balances due to the stockholder at December 31, 2007, and December 31, 2006, were $0 and $77,751, respectively. The notes payable bore interest at 6% per annum. During May 2006, the stockholder and the Company agreed to modify the terms of the notes payable such that they were due on May 30, 2008. During April 2007, the stockholder and the Company agreed to convert the note payable and accrued interest into 420,401 shares of common stock at the fair value on the date of conversion (see Note 2).

Note 4 – Notes Payable and Revolving Credit Agreements

To finance operations, the Company used credit cards held in the name of the Company and guaranteed by a shareholder and officer of the Company. Aggregate amounts payable under the revolving credit card agreements total $89,099 at December 31, 2007, with required monthly payments of $1,453 as of December 31, 2007. Interest charged on the credit cards ranged from 0% to 7% per annum.

In 2007, the Company renegotiated a loan with an economic development company to extend the loan term, reduce the interest rate retroactively, and reduce payments. As part of this renegotiated loan, the loan’s accrued interest was reduced from $36,458 to $19,060 and the loan’s reduced accrued interest was rolled into the principal, resulting in the Company recognizing a gain of $23,318.

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Notes payable are summarized as follows:

	December 31,	December 31,
	2007	2006
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by certain assets and shares of
common stock	$ 142,889	$ 125,000
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%	50,258	58,670
per annum, secured by assets
Note payable to bank, bearing interest at 9.75%, due
June 2008, guaranteed by two shareholders, secured by	145,047	186,945
the shareholders' personal property
Line of credit agreements with a bank, interest at prime
plus 3%, unsecured	49,904	49,497
Note payable to economic development entity, non-interest
bearing, due in April 2007, unsecured	30,000	30,000
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured	33,981	-
by certain asset
Revolving credit card loans payable, due on demand, interest at 0% to 7% per annum, unsecured, guaranteed by a
shareholder	89,099	104,023
Total Notes Payable	$ 541,178	$ 554,135
Less: Current Portion	222,531	219,271
Long-Term Notes Payable	$ 318,647	$ 334,864

Annual maturities of notes payable as of December 31, 2007, were as follows:

Years Ending December 31:
2008	$ 222,531
2009	61,322
2010	63,460
2011	65,745
2012	68,045
Thereafter	60,075
Total	$ 541,178

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 5 – Property and Equipment

Property and equipment consist of the following as of December 31, 2007 and 2006:

December 31,	2007	2006
Computer & office equipment	$ 69,873	$ 69,982
Company Vehicle	33,981	--
Accumulated depreciation	(58,590)	(48,631)
	$ 45,264	$ 21,351

Depreciation expense during the years ended December 31, 2007 and 2006, was $11,971 and $12,448, respectively. For the year ended December 31, 2006, the Company expensed $27,780 for lost, impaired, and retired equipment.

Note 6 – Concentrations

The Company had one customer that represented 77% and 76% of sales for the years ended December 31, 2007 and 2006, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Note 7 – Variable Interest Entities

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of December 31, 2007, the Company owned 39.6% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2007, was an increase in the Company’s assets of $59,429 with no change to the Company’s liabilities. The Company also recognized non-controlling income of $132,746 for the year ended December 31, 2007.

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 8 – Segment Reporting

The Company operates in two reportable segments, based on differences in services provided. The Business IT Solutions segment primarily provides IT services and products to a variety of industries, whereas the Livestock segment is focused on delivering services and products specifically to the livestock industry.

The accounting policies of the segments are the same as those described in “Organization and Summary of Significant Accounting Policies” above. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company’s business is currently conducted principally in the United States.

The following table summarizes segment information. No segment information has been presented for the year ended December 31, 2006, as Southfork Solutions did not have any operations until 2007:

	Business IT Solutions	Livestock	Eliminations	Consolidated

Year Ended December 31, 2007
External revenues	$1,151,962	$--	$--	$1,151,962
Intersegment revenues	158,738	--	(158,738)	--
General and administrative expense	257,213	3,594	--	260,807
Professional fees expense	354,391	30,453	--	384,844
Research & development expense	89,230	121,735	--	210,965
Net loss	126,404	155,782	--	282,186
Total assets	145,770	99,621	(28,240)	217,151
Total liabilities	729,251	26,978	(26,978)	729,251

Note 9 – Income Taxes

As of December 31, 2007, the Company has net operating loss carry-forwards of $2,650,422 that expire, if not used, from 2022 through 2027. The valuation allowance at December 31, 2007, was $1,035,582. The net change in the valuation allowance for the year ended December 31, 2007, was an increase of $156,906. The Company paid no income taxes during the years ended December 31, 2007 and 2006. Deferred tax assets and related valuation allowance were as follows at December 31, 2007 and 2006:

December 31,	2007	2006
Unearned revenue	$ 24,046	$ 22,540
Operating loss carry forwards	1,011,536	856,040
Other	-	96
Total Deferred Income Tax Assets	1,035,582	878,676
Valuation allowance	(1,035,582)	(878,676)
Net Deferred Income Tax Asset	$ -	$ -

TETRIDYN SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2007	2006
Benefit at statutory rate (34%)	$(94,887)	$(120,889)
Non-deductible permanent differences	(47,863)	20,515
Change in valuation allowance	156,906	112,256
State tax benefit, net of federal tax	(14,156)	(11,882)
Benefit from Income Taxes	$ -	$ -

Note 10 – Commitments and Contingencies

On January 21, 2006, the Company entered into executive employment agreements with its Chief Executive Officer and its Chief Technology Officer to have their annual salaries set by the board of directors’ executive compensation committee. The executive compensation committee set the Chief Executive Officer’s annual salary to be $90,000 and the Chief Technology Officer’s annual salary to be $80,000, effective January 1, 2006. These agreements remained effective through the year ended December 31, 2007. In December 2007, the executive compensation committee approved the purchase of a company vehicle to be utilized by the Company’s Chief Executive Officer and the Chief Technology Officer. As with other employees, the Company’s Chief Executive Officer and Chief Technology Officer receive health, dental, and vision coverage along with life insurance and accidental and life insurance equal to their annual salaries.