Form 10KSB/A
period 2007-12-31
TETRIDYN SOLUTIONS INC
filed 2008-05-15
CIK 827099

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

PART III

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-KSB filed March 31, 2008.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from the annual report on Form 10-KSB filed March 31, 2008.

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

TETRIDYN SOLUTIONS, INC.

Date: May 15, 2008	By:	/s/ David W. Hempstead
David W. Hempstead, President
Principal Executive Officer
Principal Financial and Accounting Officer

2