Form 10-Q
period 2008-03-31
TETRIDYN SOLUTIONS INC
filed 2008-05-15
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1651 Alvin Ricken Drive, Pocatello, ID 83201
(Address of principal executive offices)

(208) 232-4200
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2008, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2008	2007
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash		$ 239,601	$ 148,934
Accounts receivable, net		4,955	818
Inventory		3,125	-
Prepaid expenses		6,884	10,184
Total Current Assets		254,565	159,936
Property and Equipment, net		44,352	45,264
Deferred Offering Costs		12,230	11,951
Total Assets		$ 311,147	$ 217,151

LIABILITIES
Current Liabilities
Accounts payable		$ 48,033	$ 56,801
Accrued liabilities		63,260	73,469
Unearned revenue		60,138	57,803
Notes payable, current portion		190,482	222,531
Total Current Liabilities		361,913	410,604
Long-Term Liabilities
Notes payable, net of current portion		308,480	318,647
Total Long-Term Liabilities		308,480	318,647
Total Liabilities		670,393	729,251

NON-CONTROLLING INTEREST		400,976	157,940

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,011,863 shares and
	21,011,863 shares, respectively	21,012	21,012
Additional paid-in capital		2,576,710	2,576,710
Deferred stock compensation		-	(13,286)
Accumulated deficit		(3,357,944)	(3,254,476)
Total Stockholders' Deficit		(760,222)	(670,040)
Total Liabilities and Stockholders' Deficit		$ 311,147	$ 217,151

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$ 343,705	$ 283,492
Cost of Revenue	130,971	96,123
Gross Profit	212,734	187,369
Operating Expenses
General and administrative	80,254	50,223
Professional fees	43,682	92,999
Selling and marketing	54,842	63,849
Research and development	290,347	21,843
Total Operating Expenses	469,125	228,914
Net Loss from Operations	(256,391)	(41,545)
Other Income (Expenses)
Non-Controlling Interest in Investee's
Net (Income)/Loss	161,879	-
Interest Income	73	81
Interest Expense	(9,029)	(15,179)
Total Other Income (Expenses)	152,923	(15,098)
Net Profit (Loss) before Provision for Income Taxes	(103,468)	(56,643)
Provision for Income Taxes	-	-
Net Profit (Loss)	$(103,468)	$ (56,643)

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,011,863	20,381,931

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (103,468)	$ (56,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,787	3,149
Common stock issued for services	13,286	65,352
Non-controlling interest in investee	243,036	-
Changes in operating assets and liabilities:
Accounts receivable	(4,137)	(1,365)
Inventory	(3,125)	-
Prepaid expenses	3,300	-
Deferred offering costs	(279)	-
Accrued expenses	(10,209)	3,196
Accounts payable	(8,768)	(29,325)
Unearned revenue	2,335	5,176
Net Cash Provided by (Used in) Operating Activities	134,758	(10,460)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,875)	-
Net Cash Used in Investing Activities	(1,875)	-
Cash Flows from Financing Activities
Principal payments on notes payable	(42,216)	(11,760)
Proceeds from issuance of common stock	-	450
Net Cash Used in Financing Activities	(42,216)	(11,310)
Net Increase (Decrease) in Cash	90,667	(21,770)
Cash at Beginning of Period	148,934	81,723
Cash at End of Period	$ 239,601	$ 59,953

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 8,665	$ 11,787

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, including the financial statements and notes thereto.

Note 2 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”) and its wholly owned and controlled subsidiaries specialize in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning and guidance, and system integration to add efficiencies and value to its customers’ business processes.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.2% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 4 and 5).

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

The Company also provides IT management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

The Company had one customer that represented 71% of sales for the three-month period ended March 31, 2008. This same customer represented 73% of sales for the three-month period ended March 31, 2007. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying financial statements, the Company had a net loss of $103,468, a working capital deficiency of $107,348, and an accumulated deficit of $760,222 for the three months ended March 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate increased sales and raise additional capital. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 and 2007, 3,520,500 and 0 (zero), respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation – The Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

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

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Reclassifications – Certain amounts in the 2007 information have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

Although the Company does not typically carry inventory, in January 2008, the Company purchased one third-party software package valued at $3,125 which it still has in its inventory.

Note 4 – Variable Interest Entities

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

As of March 31, 2008, the Company owned 39.2% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services. In addition, Southfork Solutions has consulting agreements for consulting services to be paid with Southfork Solutions’ common stock in the collective amount of 24,450 shares per month. Southfork Solutions also accepted the final installment of $210,000 cash toward the $500,000 investment from Five Rivers Cattle Feeding, LLC in March 2008; Five Rivers Cattle Feeding received 210,000 shares of Southfork Solutions’ common stock in exchange for the final installment. The Company’s ownership in Southfork Solutions was 39.6% as of January 1, 2008.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at March 31, 2008, was an increase in the Company’s assets and liabilities of $189,757 and $5,163, respectively. The Company also recognized non-controlling interest net loss of $161,879 for the three months ended March 31, 2008.

Note 5 – Segment Reporting

The Company operates in two reportable segments in 2008 based on differences in services provided. The Company only had one segment in the first three months of 2007 and therefore, no segment information is presented for that period. The business IT solutions segment primarily provides IT services and products to a variety of industries, whereas the livestock segment is focused on delivering services and products specifically to the livestock industry.

The accounting policies of the segments are the same as those described in “Organization and Summary of Significant Accounting Policies” above. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company’s business is currently conducted principally in the United States.

The following table summarizes segment information for the three months ended March 31, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated

Three Months Ended March 31, 2008
External revenues	$343,705	$--	$--	$343,705
Intersegment revenues	442,450	--	(442,450)	--
General and administrative expense	77,975	2,279	--	80,254
Professional fees expense	42,325	1,357	--	43,682
Research & development expense	27,822	262,525	--	290,347
Intersegment expenses	--	442,450	(442,450)	--
Net income (loss)	814	(104,282)	--	(103,468)
Total assets	121,390	189,757	--	311,147
Total liabilities	665,230	5,163	--	670,393

Note 6 – Subsequent Event

In April 2008, the Company granted 60,000 shares of common stock to each of its two outside directors for their services valued at the fair value on the date of grant of $12,000 total for both directors. The Company also granted 250,000 shares of common stock to a consultant for services rendered valued at the fair value on the date of grant of $25,000. Also in April 2008, the Company granted 1,887,500 stock options to employees and executives, and directors. Stock option compensation expense will be the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software and IT services industries, the success of our product-development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We optimize business and information technology (IT) processes by utilizing systems engineering methodologies, strategic development, and integration to add efficiencies and value to our customers’ business processes. Our business was founded as an Idaho corporation, TetriDyn Solutions, Inc. On March 22, 2006, we completed a share exchange with Creative Vending Corp., then inactive, that resulted in TetriDyn Solutions, Inc. becoming a wholly owned subsidiary of the Florida corporation, the legal acquirer. For accounting purposes, the Idaho corporation was the accounting acquirer because its management and controlling shareholders continued to manage and control the consolidated enterprise following the exchange. In June 2006, we changed our corporate domicile from Florida to Nevada and changed our name from Creative Vending Corp. to TetriDyn Solutions, Inc.

Our business IT solutions segment provides IT solutions to the healthcare industry, but we are expanding our business IT solutions to selected other industries. We provide small-to-midsize businesses with a cost-effective conduit to an array of advanced IT engineering skills from management to engineering to basic technical assistance.

Our livestock segment capitalizes on our healthcare industry experience in our business IT solutions segment along with the core technology in our AeroMD EMR software to develop, implement, and market products and services that will provide electronic livestock verification and tracking throughout the lifecycle of an animal and its by-products.

Description of Expenses

General and administrative expenses consist primarily of salaries and related costs for accounting, administration, finance, human resources, and information systems for internal use.

Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, and investor relations services.

Selling and marketing expenses consist primarily of advertising, promotional activities, trade shows, travel, and personnel-related expenses.

Research and development expenses consist of payroll and related costs for software engineers, management personnel, and the costs of materials and equipment used by these employees in the development of new or enhanced product offerings.

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

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Our revenue was $343,705 for the three months ended March 31, 2008, compared to $283,492 for the three months ended March 31, 2007, representing an increase of $60,213, or 21%, for the three-month period. The increase in revenues was due to an expansion in our existing consulting services to a regional hospital in August 2007, the addition of another consulting agreement with a regional surgery center in March 2007, and increased AeroMD and third-party software sales throughout the three months ended March 31, 2008.

Cost of Revenue

Our cost of revenue was $130,971 for the three months ended March 31, 2008, compared to $96,123 for the three months ended March 31, 2007, representing an increase of $34,848, or 36%, for the three-month period. The gross margin percentage on revenue was 62% for the three months ended March 31, 2008, and 66% for the three months ended March 31, 2007. The decrease in the gross margin percentage for the three months ended March 31, 2008, from the three months ended March 31, 2007, was primarily due to increased support costs on the consulting contracts.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $80,254 for the three months ended March 31, 2008, compared to $50,223 for the three months ended March 31, 2007, representing an increase of $30,031, or 60%, for the three-month period. The increase in our general and administrative expenses for the three-month period ended March 31, 2008, as compared to the three months ended March 31, 2007, reflects an increase in payroll costs in 2008 due to an additional administrative staff member and an increase in salaries to existing personnel. We also experienced an increase in insurance costs as well as other general expenditures.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $43,682 for the three months ended March 31, 2008, compared to $92,999 for the three months ended March 31, 2007, representing a decrease of $49,317, or 53%, for the three-month period. The decrease in our professional fees expenses for the three-month period ended March 31, 2008, as compared to the three months ended March 31, 2007, reflects the decrease in investor relations expenses in 2008.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $54,842 for the three months ended March 31, 2008, compared to $63,849 for the three months ended March 31, 2007, representing a decrease of $9,007, or 14%, for the three-month period. The decrease in our selling and marketing expenses for the three-month period ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily reflects a reduction of labor required for supporting our value-added resellers.

Research and Development Expenses — Research and development expenses were $290,347 for the three months ended March 31, 2008, compared to $21,843 for the three months ended March 31, 2007, representing an increase of $268,504, or 12,292%, for the three-month period. The increase in research and development expenses reflects significant increased research and development activities within and in support of Southfork Solutions, which we expect to continue and possibly increase in coming months. The increased research and development activities required the addition of two engineers to our staff and also includes the stock compensation by the issuance of shares of Southfork Solutions’ common stock paid to Johnson Livestock, LLC and Dr. Scott Mac Gregor for their research and development input and facilities.

Interest expense was $9,029 for the three months ended March 31, 2008, as compared to $15,179 for the three months ended March 31, 2007, representing a decrease of $6,150, or 41%, for the three-month period. The decrease in interest expense related primarily to our reduction of debt on which interest was applied and lower variable interest rates in 2008.

Liquidity and Capital Resources

At March 31, 2008, our principal source of liquidity consisted of $239,601 of cash, as compared to $148,934 of cash at December 31, 2007. In addition, our stockholders’ deficit was $760,222 at March 31, 2008, compared to stockholders’ deficit of $670,040 at December 31, 2007, an increase in the deficit of $90,182.

Our operations provided net cash of $134,758 during the three months ended March 31, 2008, as compared to using $10,460 of net cash during the three months ended March 31, 2007. The $145,218 decrease in the net cash used by our operating activities primarily resulted from the reduced loss in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as well as the inclusion of the non-controlling interest in our VIE.

Investing activities for the three months ended March 31, 2008, used $1,875 of net cash, as compared to no net cash used during the three months ended March 31, 2007. The increase in net cash used related to increased property or equipment purchases in the three months ended March 31, 2008.

Financing activities used $42,216 during the three months ended March 31, 2008, compared to using net cash of $11,310 during the three months ended March 31, 2007. The increase of $30,906 of net cash used in financing activities was primarily due to the increase in notes payable repayments in 2008.

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

In order for us to expand our business IT solutions customer base, increase our payments on indebtedness, and pursue the development of our Electronic Livestock Verification Information System, or ELVIS, program in our livestock segment leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within ELVIS will be severely restricted if we are unable to obtain external funding. ELVIS is currently being funded by an investor within the cattle industry through Southfork Solutions. The development of the ELVIS program and market introduction of commercial products is dependent upon the further investment by the current investor or additional external funding being raised. Investment made in Southfork Solutions directly benefits us since we are contracted to provide the management, administrative, and research and development services to Southfork Solutions. We do not anticipate that Southfork Solutions will generate significant revenues during 2008 due to the continued research and development activities that are required.

On October 25, 2006, our common stock began being quoted on the OTCBB and the Pink Sheets, which we anticipate may enhance our access to equity capital. Additionally, as we continue development of new products and identify specific commercialization opportunities, we will focus on those product markets and opportunities for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2007 Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

We also provide IT management consulting services. To date, these services have been primarily in the hospital industry. These services are paid for on a monthly basis and for a flat-fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

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

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123R, we applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation costs for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

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

We have concluded that Southfork Solutions meets the definition of a VIE because we have an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and we are the primary beneficiary of its operations. Therefore, we have accounted for Southfork Solutions’ operations by consolidating them with our financials and recognizing the non-controlling interest in their operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157. The adoption of this statement did not have a material effect on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer