Form 10-Q
period 2008-06-30
TETRIDYN SOLUTIONS INC
filed 2008-08-11
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2008, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2008	2007
		(Unaudited)
ASSETS
Current Assets
Cash		$ 155,729	$ 148,934
Accounts receivable, net		2,571	818
Inventory		3,126	-
Prepaid expenses		3,584	10,184
Total Current Assets		165,010	159,936
Property and Equipment, net		43,592	45,264
Deferred Offering Costs		15,153	11,951
Total Assets		$ 223,755	$ 217,151

LIABILITIES
Current Liabilities
Accounts payable		$ 24,449	$ 56,801
Accrued liabilities		80,668	73,469
Unearned revenue		61,006	57,803
Notes payable, current portion		166,286	222,531
Total Current Liabilities		332,409	410,604
Long-Term Liabilities
Notes payable, net of current portion		300,127	318,647
Total Long-Term Liabilities		300,127	318,647
Total Liabilities		632,536	729,251

NON-CONTROLLING INTEREST		413,628	157,940

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares and
	21,011,863 shares, respectively	21,382	21,012
Additional paid-in capital		2,685,050	2,576,710
Deferred stock compensation		-	(13,286)
Accumulated deficit		(3,528,841)	(3,254,476)
Total Stockholders' Deficit		(822,409)	(670,040)
Total Liabilities and Stockholders' Deficit		$ 223,755	$ 217,151

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$ 319,440	$ 275,556	$ 663,145	$ 559,048
Cost of Revenue	115,152	97,735	246,123	193,858
Gross Profit	204,288	177,821	417,022	365,190
Operating Expenses
General and administrative	280,740	76,523	360,994	126,747
Professional fees	18,063	92,486	61,745	185,485
Selling and marketing	42,622	59,018	97,464	122,867
Research and development	174,273	24,102	464,620	45,944
Total Operating Expenses	515,698	252,129	984,823	481,043
Net Loss from Operations	(311,410)	(74,308)	(567,801)	(115,853)
Other Income (Expenses)
Non-Controlling Interest in Investee's
Net (Income)/Loss	147,323	-	309,202	-
Other Income (Expense)	-	(141)	-	(141)
Interest Income	31	53	104	134
Interest Expense	(6,841)	(15,051)	(15,870)	(30,230)
Total Other Income (Expenses)	140,513	(15,139)	293,436	(30,237)
Net Profit (Loss) before Provision
for Income Taxes	(170,897)	(89,447)	(274,365)	(146,090)
Provision for Income Taxes	-	-	-	-
Net Profit (Loss)	$ (170,897)	$ (89,447)	$ (274,365)	$ (146,090)

Basic and Diluted Loss Per
Common Share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,295,530	20,834,393	21,153,696	20,608,162

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (274,365)	$ (146,090)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	5,447	6,304
Loss on disposal of asset	-	141
Common stock issued for services	50,286	155,339
Granted stock options	71,710	23,491
Non-controlling interest in investee	255,688	-
Changes in operating assets and liabilities:
Accounts receivable	(1,753)	200
Inventory	(3,126)	-
Prepaid expenses	6,600	-
Deferred offering costs	(3,202)	-
Accrued expenses	7,199	11,513
Accounts payable	(32,352)	(52,873)
Unearned revenue	3,203	10,072
Net Cash Provided by Operating Activities	85,335	8,097
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	236
Purchase of property and equipment	(3,775)	(3,750)
Net Cash Used in Investing Activities	(3,775)	(3,514)
Cash Flows from Financing Activities
Principal payments on notes payable	(74,765)	(21,769)
Proceeds from issuance of common stock		450
Net Cash Used in Financing Activities	(74,765)	(21,319)
Net Increase (Decrease) in Cash	6,795	(16,736)
Cash at Beginning of Period	148,934	81,723
Cash at End of Period	$ 155,729	$ 64,987

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 15,713	$ 29,779

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	$ -	$ 84,080
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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.9% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 4 and 5).

Business Segments – The Company’s services can be broadly classified into two principal segments: the business IT solutions segment and the livestock segment. The business IT solutions segment primarily provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other industries. The livestock segment is focused on providing business IT solutions specifically within the livestock industry. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131,“Disclosures about Segments of an Enterprise and Related Information,” the Company has evaluated the segment reporting requirements and determined that it now has two reportable segments.

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

The Company had one customer that represented 76% and 74% of sales for the three- and six-month periods ended June 30, 2008, respectively. This same customer represented 75% and 74% of sales for the three- and six-month periods ended June 30, 2007, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying financial statements, the Company had a net loss of $170,897 and $274,365 for the three and six months ended June 30, 2008. The Company currently has a positive cash flow. However, the indicated losses are a function of the following noncash transactions: the Company’s $108,710 stock compensation for both the three and six months ended June 30, 2008, respectively, and Southfork Solutions’ $159,975 and $354,889 noncash stock compensation for the three and six months ended June 30, 2008, respectively. At June 30, 2008, the Company had a working capital deficiency of $167,399 and an accumulated deficit of $3,528,841. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 and 2007, 3,520,500 and 1,639,000, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of PCADB Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

Reclassifications – Certain amounts in the 2007 information have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

Although the Company does not typically carry inventory, in January 2008, the Company purchased one third-party software package valued at $3,126, which it still has in its inventory.

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

As of June 30, 2008, the Company owned 39.9% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. The Company’s ownership in Southfork Solutions was 39.6% as of January 1, 2008. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services. In addition, Southfork Solutions has consulting agreements for consulting services to be paid with Southfork Solutions’ common stock in the collective amount of 24,450 shares per month. Southfork Solutions also accepted the final installment of $210,000 cash toward the $500,000 investment from Five Rivers Cattle Feeding, LLC in March 2008; Five Rivers Cattle Feeding received 210,000 shares of Southfork Solutions’ common stock in exchange for the final installment.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at June 30, 2008, was an increase in the Company’s assets and liabilities of $86,735 and $6,048, respectively. The Company also recognized non-controlling interest net loss of $147,323 and $309,202 for the three and six months ended June 30, 2008, respectively.

Note 5 – Segment Reporting

The Company operates in two reportable segments in 2008 based on differences in services provided. The Company only had one segment in the first six months of 2007 and therefore, no segment information is presented for that period. The business IT solutions segment primarily provides IT services and products to a variety of industries, whereas the livestock segment is focused on delivering services and products specifically to the livestock industry.

The accounting policies of the segments are the same as those described in “Organization and Summary of Significant Accounting Policies” above. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company’s business is currently conducted principally in the United States.

The following table summarizes segment information for the three months ended June 30, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Three Months Ended June 30, 2008
External revenues	$319,440	$--	$--	$319,440
Intersegment revenues	249,948	--	(249,948)	--
General and administrative expense	188,796	91,944	--	280,740
Professional fees expense	11,603	6,460	--	18,063
Research & development expense	24,701	149,572	--	174,273
Intersegment expenses	--	249,948	(249,948)	--
Net income (loss)	(70,244)	(100,653)	--	(170,897)

The following table summarizes segment information for the six months ended June 30, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Six Months Ended June 30, 2008
External revenues	$663,145	$--	$--	$663,145
Intersegment revenues	692,398	--	(692,398)	--
General and administrative expense	266,771	94,223	--	360,994
Professional fees expense	53,928	7,817	--	61,745
Research & development expense	52,523	412,097	--	464,620
Intersegment expenses	--	692,398	(692,398)	--
Net income (loss)	(69,430)	(204,935)	--	(274,365)
Total assets	137,020	86,735	--	223,755
Total liabilities	626,488	6,048	--	632,536

Note 6 – Stockholders’ Equity

In April 2008, the Company granted 60,000 shares of common stock to each of its two outside directors for their services valued at the fair value on the date of grant of $12,000 total for both directors. The Company also granted 250,000 shares of common stock to a consultant for services rendered valued at the fair value on the date of grant of $25,000.

In April 2008, the Company granted 1,887,500 stock options to employees and executives. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended June 30, 2008
	Employees	Executives
Expected term (in years)	2.5	1
Expected volatility	178%	178%
Expected dividend yield	0%	0%
Risk-free interest rate	1.875%	1.530%

A summary of the status of the Company’s stock options as of June 30, 2008, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,633,000	$0.10
Issued	87,500	0.10
Issued	1,800,000	0.11
Outstanding at June 30, 2008	3,520,500
Exercisable at June 30, 2008	2,533,000
Weighted average exercise price of options granted at June 30, 2008	$0.104

Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.09	273,000	6.7	$0.09	273,000	$0.09
$0.10	1,447,500	4.3	$0.10	1,360,000	$0.10
$0.11	1,800,000	4.8	$0.11	900,000	$0.11

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

Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, outside advertising, and investor relations services.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenues

Our revenue was $319,440 and $663,145 for the three and six months ended June 30, 2008, respectively, compared to $275,556 and $559,048 for the three and six months ended June 30, 2007, respectively, representing an increase of $43,884, or 16%, and $104,097, or 19%, for the three- and six-month periods, respectively. The increase in revenues was due to an expansion in our existing consulting services to a regional hospital in August 2007, the addition of another consulting agreement with a regional surgery center in March 2007, and increased AeroMD and third-party software sales throughout the three and six months ended June 30, 2008.

Cost of Revenue

Our cost of revenue was $115,152 and $246,123 for the three and six months ended June 30, 2008, respectively, compared to $97,735 and $193,858 for the three and six months ended June 30, 2007, respectively, representing an increase of $17,417, or 18%, and $52,265, or 27%, for the three- and six-month periods, respectively. The gross margin percentage on revenue was 64% and 63% for the three and six months ended June 30, 2008, respectively, and 65% for both the three and six months ended June 30, 2007. The decrease in the gross margin percentage for the three and six months ended June 30, 2008, from the three and six months ended June 30, 2007, was primarily due to increased support costs on the consulting contracts.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $280,740 and $360,994 for the three and six months ended June 30, 2008, respectively, compared to $76,523 and $126,747 for the three and six months ended June 30, 2007, respectively, representing an increase of $204,217, or 267%, and $234,247, or 185%, for the three- and six-month periods, respectively. The increase in our general and administrative expenses for the three- and six-month periods ended June 30, 2008, as compared to the three and six months ended June 30, 2007, reflects noncash stock compensation paid to our outside directors and to a consultant for infrastructure configuration, in addition to compensation expense for stock options granted to our employees and executives and Southfork Solutions’ consultants and advisors. Additionally, we experienced an increase in payroll costs in 2008 due to an additional administrative staff member and an increase in salaries to existing personnel. We also experienced an increase in insurance costs as well as other general expenditures.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $18,063 and $61,745 for the three and six months ended June 30, 2008, respectively, compared to $92,486 and $185,485 for the three and six months ended June 30, 2007, respectively, representing a decrease of $74,423, or 80%, and $123,740, or 67%, for the three- and six-month periods, respectively. The decrease in our professional fees expenses for the three- and six-month periods ended June 30, 2008, as compared to the three and six months ended June 30, 2007, reflects the decrease in investor relations and legal expenses in 2008.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $42,622 and $97,464 for the three and six months ended June 30, 2008, respectively, compared to $59,018 and $122,867 for the three and six months ended June 30, 2007, respectively, representing a decrease of $16,396, or 28%, and $25,403, or 21%, for the three- and six-month periods, respectively. The decrease in our selling and marketing expenses for the three- and six-month periods ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily reflects our streamlining of our sales efforts for more efficient operations.

Research and Development Expenses — Research and development expenses were $174,273 and $464,620 for the three and six months ended June 30, 2008, respectively, compared to $24,102 and $45,944 for the three and six months ended June 30, 2007, respectively, representing an increase of $150,171, or 623%, and $418,676, or 911%, for the three- and six-month periods, respectively. The increase in research and development expenses reflects significant increased research and development activities within and in support of Southfork Solutions, which we expect to continue and possibly increase in coming months. The increased research and development activities required the addition of engineers to our staff. Additionally, the increase includes stock compensation by the issuance of shares of Southfork Solutions’ common stock for services rendered during the three and six months ended June 30, 2008.

In general, our expenses increased substantially due to $108,710 in noncash stock compensation for both the three and six months ended June 30, 2008. Additionally, Southfork Solutions had expenses including $159,975 and $354,889 noncash stock compensation for the three and six months ended June 30, 2008, respectively.

Interest expense was $6,841 and $15,870 for the three and six months ended June 30, 2008, respectively, as compared to $15,051 and $30,230 for the three and six months ended June 30, 2007, respectively, representing a decrease of $8,210, or 55%, and $14,360, or 48%, for the three- and six-month periods, respectively. The decrease in interest expense related primarily to our reduction of debt on which interest was applied and lower variable interest rates in 2008.

Liquidity and Capital Resources

At June 30, 2008, our principal source of liquidity consisted of $155,729 of cash, as compared to $148,934 of cash at December 31, 2007. In addition, our stockholders’ deficit was $822,409 at June 30, 2008, compared to stockholders’ deficit of $670,040 at December 31, 2007, an increase in the deficit of $152,369.

Our operations provided net cash of $85,335 during the six months ended June 30, 2008, as compared to $8,097 during the six months ended June 30, 2007. The $77,238 increase in the net cash provided by our operating activities primarily resulted from the inclusion of the non-controlling interest in our VIE in the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Investing activities for the six months ended June 30, 2008, used $3,775 of net cash, as compared to $3,514 of net cash used during the six months ended June 30, 2007. The increase in net cash used related to slightly larger purchases of property or equipment in the six months ended June 30, 2008.

Financing activities used $74,765 during the six months ended June 30, 2008, compared to using net cash of $21,319 during the six months ended June 30, 2007. The increase of $53,446 of net cash used in financing activities was primarily due to the increase in notes payable repayments in 2008.

We are focusing our efforts on increasing revenue while we explore external funding alternatives for Southfork Solutions. We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.

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

We have concluded that Southfork Solutions meets the definition of a VIE because we have an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and we are the primary beneficiary of its operations. Therefore, we have accounted for Southfork Solutions’ operations by consolidating them with our financials and recognizing the noncontrolling interest in their operations.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. We believe the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of PCADB Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on our financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2008, we issued 60,000 shares of common stock to each of our two outside directors for their services, valued at the fair value of the stock on the date of grant, which totaled $12,000 for both directors. As directors, each person acquiring shares had access to our business and financial information, including our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

In April, 2008, we issued 250,000 shares to a consultant for $25,000 in services rendered, valued at the fair value of the stock on the date of grant. Such consultant was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

In April, 2008, we issued options to purchase an aggregate of 1,887,500 shares of common stock to employees, executives, and directors. Each optionee was provided with or had access to our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers.

In each of the above transactions, the securities purchased were restricted securities taken for investment. Certificates for all shares issued in such transactions bear a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records. Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 11, 2008	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer