Form 10-Q
period 2008-09-30
TETRIDYN SOLUTIONS INC
filed 2008-11-13
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2008, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2008	2007
		(Unaudited)
ASSETS
Current Assets
Cash		$ 306,349	$ 148,934
Accounts receivable, net		96,219	818
Inventory		3,126	-
Prepaid expenses		3,845	10,184
Total Current Assets		409,539	159,936
Property and Equipment, net		42,720	45,264
Deferred Offering Costs		-	11,951
Total Assets		$ 452,259	$ 217,151

LIABILITIES
Current Liabilities
Accounts payable		$ 25,694	$ 56,801
Accrued liabilities		64,782	73,469
Unearned revenue		58,819	57,803
Notes payable, current portion		153,536	222,531
Total Current Liabilities		302,831	410,604
Long-Term Liabilities
Notes payable, net of current portion		290,946	318,647
Total Long-Term Liabilities		290,946	318,647
Total Liabilities		593,777	729,251

NON-CONTROLLING INTEREST		717,551	157,940

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares and
	21,011,863 shares, respectively	21,382	21,012
Additional paid-in capital		2,707,813	2,576,710
Deferred stock compensation		-	(13,286)
Accumulated deficit		(3,588,264)	(3,254,476)
Total Stockholders' Deficit		(859,069)	(670,040)
Total Liabilities and Stockholders' Deficit		$ 452,259	$ 217,151

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$ 335,110	$ 287,193	$ 998,255	$ 846,241
Cost of Revenue	119,559	108,637	365,682	302,495
Gross Profit	215,551	178,556	632,573	543,746
Operating Expenses
General and administrative	116,080	53,877	477,074	180,624
Professional fees	37,68	113,512	99,426	298,997
Selling and marketing	30,861	76,363	128,325	199,230
Research and development	236,644	109,270	701,264	155,214
Total Operating Expenses	421,266	353,022	1,406,089	834,065
Net Loss from Operations	(205,715)	(174,466)	(773,516)	(290,319)
Other Income (Expenses)
Non-Controlling Interest in Investee's
Net (Income)/Loss	154,648	143,674	463,850	143,674
Other Income (Expense)	-	-	-	(141)
Interest Income	212	76	316	210
Interest Expense	(8,568)	(12,047)	(24,438)	(42,277)
Total Other Income (Expenses)	146,292	131,703	439,728	101,466
Net Profit (Loss) before Provision
for Income Taxes	(59,423)	(42,763)	(333,788)	(188,853)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (59,423)	$ (42,763)	$ (333,788)	$ (188,853)

Basic and Diluted Loss Per
Common Share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,381,863	21,007,992	21,229,752	20,741,439

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (333,788)	$ (188,853)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	8,192	9,449
Loss on disposal of asset	-	141
Common stock issued for services	50,286	233,977
Granted stock options	94,473	32,905
Non-controlling interest in investee	559,611	25,226
Changes in operating assets and liabilities:
Accounts receivable	(95,401)	(11,669)
Inventory	(3,126)	-
Prepaid expenses	6,339	-
Deferred offering costs	11,951	-
Accrued liabilities	(8,687)	14,604
Accounts payable	(31,107)	(60,378)
Unearned revenue	1,016	4,414
Net Cash Provided by Operating Activities	259,759	59,816
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	236
Purchase of property and equipment	(5,648)	(9,281)
Net Cash Used in Investing Activities	(5,648)	(9,045)
Cash Flows from Financing Activities
Principal payments on notes payable	(96,696)	(48,419)
Proceeds from issuance of common stock	-	450
Proceeds from exercised stock options	-	540
Net Cash Used in Financing Activities	(96,696)	(47,429)
Net Increase in Cash	157,415	3,342
Cash at Beginning of Period	148,934	81,723
Cash at End of Period	$ 306,349	$ 85,065

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 24,410	$ 38,879

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	$ -	$ 84,080
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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.1% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 4 and 5).

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

The Company had one customer that represented 73% of sales for both the three- and nine-month periods ended September 30, 2008. This same customer represented 78% and 76% of sales for the three- and nine-month periods ended September 30, 2007, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying financial statements, the Company had a net loss of $59,423 and $333,788 for the three and nine months ended September 30, 2008, respectively. The Company currently has a positive cash flow from operating activities and its current ratio is 1.35. The indicated losses are a function of the following noncash transactions: the Company’s $22,763 and $131,473 stock compensation for the three and nine months ended September 30, 2008, respectively, and Southfork Solutions’ $73,975 and $428,864 noncash stock compensation for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, the Company had $106,708 in working capital and an accumulated deficit of $3,588,264. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of September 30, 2008 and 2007, 3,520,500 and 1,633,000, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Under SFAS No. 123 (revised), "Share-Based Payment," all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest.

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Oversight Board, or PCAOB, Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

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

As of September 30, 2008, the Company owned 39.1% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. The Company’s ownership in Southfork Solutions was 39.6% as of January 1, 2008. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services. In addition, Southfork Solutions has consulting agreements for consulting services to be paid with Southfork Solutions’ common stock in the collective amount of 24,450 shares per month.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at September 30, 2008, was an increase in the Company’s assets and liabilities of $261,313 and $12,637, respectively. The Company also recognized non-controlling interest net loss of $154,648 and $463,850 for the three and nine months ended September 30, 2008, respectively.

Note 5 – Segment Reporting

The Company operates in two reportable segments based on differences in services provided. The business IT solutions segment primarily provides IT services and products to a variety of industries, whereas the livestock segment is focused on delivering services and products specifically to the livestock industry.

The accounting policies of the segments are the same as those described in “Organization and Summary of Significant Accounting Policies” above. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company’s business is currently conducted in the United States.

The following table summarizes segment information for the three months ended September 30, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Three Months Ended September 30, 2008

External revenues	$335,110	$--	$--	$335,110
Intersegment revenues	215,172	--	(215,172)	--
General and administrative expense	107,238	8,842	--	116,080
Professional fees expense	10,001	27,680	--	37,681
Research & development expense	26,161	210,483	--	236,644
Intersegment expenses	--	215,172	(215,172)	--
Net income (loss)	32,745	(92,168)	--	(59,423)

The following table summarizes segment information for the nine months ended September 30, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Nine Months Ended September 30, 2008

External revenues	$998,255	$--	$--	$998,255
Intersegment revenues	907,570	--	(907,570)	--
General and administrative expense	374,009	103,065	--	477,074
Professional fees expense	63,929	35,497	--	99,426
Research & development expense	78,684	622,580	--	701,264
Intersegment expenses	--	907,570	(907,570)	--
Net income (loss)	(36,685)	(297,103)	--	(333,788)
Total assets	190,946	261,313	--	452,259
Total liabilities	581,140	12,637	--	593,777

The following table summarizes segment information for the three months ended September 30, 2007:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Three Months Ended September 30, 2007

External revenues	$287,193	$--	$--	$287,193
Intersegment revenues	154,213	--	(154,213)	--
General and administrative expense	52,799	1,078	--	53,877
Professional fees expense	85,053	28,459	--	113,512
Research & development expense	14,744	94,526	--	109,270
Intersegment expenses	--	154,213	(154,213)	--
Net income (loss)	(6,597)	(36,166)	--	(42,763)

The following table summarizes segment information for the nine months ended September 30, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Nine Months Ended September 30, 2007

External revenues	$846,241	$--	$--	$846,241
Intersegment revenues	154,213	--	(154,213)	--
General and administrative expense	179,546	1,078	--	180,624
Professional fees expense	270,538	28,459	--	298,997
Research & development expense	60,688	94,526	--	155,214
Intersegment expenses	--	154,213	(154,213)	--
Net income (loss)	(152,687)	(36,166)	--	(188,853)
Total assets	85,581	25,159	--	110,740
Total liabilities	745,346	4,920	--	750,266

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

	For the Nine Months Ended September 30, 2008
	Employees	Executives
Expected term (in years)	2.5	1
Expected volatility	178%	178%
Expected dividend yield	0%	0%
Risk-free interest rate	1.875%	1.530%

A summary of the status of the Company’s stock options as of September 30, 2008, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,633,000	$0.10
Issued	87,500	0.10
Issued	1,800,000	0.11
Outstanding at September 30, 2008	3,520,500
Exercisable at September 30, 2008	2,533,000
Weighted average exercise price of options granted at September 30, 2008	$0.104

Exercise Price	Number Outstanding at Sept. 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Sept. 30, 2008	Weighted Average Exercise Price
$0.09	273,000	6.4	$0.09	273,000	$0.09
$0.10	1,447,500	4.0	$0.10	1,360,000	$0.10
$0.11	1,800,000	4.6	$0.11	900,000	$0.11

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenues

Our revenue was $335,110 and $998,255 for the three and nine months ended September 30, 2008, respectively, compared to $287,193 and $846,241 for the three and nine months ended September 30, 2007, respectively, representing an increase of $47,917, or 17%, and $152,014, or 18%, for the three- and nine-month periods, respectively. The increase in revenues was due to an expansion in our existing consulting services to a regional hospital beginning in August 2007, the addition of another consulting agreement with a regional surgery center beginning in March 2007, and increased AeroMD, third-party software, and custom software sales throughout the three and nine months ended September 30, 2008.

Cost of Revenue

Our cost of revenue was $119,559 and $365,682 for the three and nine months ended September 30, 2008, respectively, compared to $108,637 and $302,495 for the three and nine months ended September 30, 2007, respectively, representing an increase of $10,922, or 10%, and $63,187, or 21%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 64% and 63% for the three and nine months ended September 30, 2008, respectively, and 62% and 64% for the three and nine months ended September 30, 2007, respectively.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2008 and 2007, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $116,080 and $477,074 for the three and nine months ended September 30, 2008, respectively, compared to $53,877 and $180,624 for the three and nine months ended September 30, 2007, respectively, representing an increase of $62,203, or 115%, and $296,450, or 164%, for the three- and nine-month periods, respectively. The increase in our general and administrative expenses for the three- and nine-month periods ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, reflects noncash stock compensation paid to our outside directors and to a consultant for infrastructure configuration in the second quarter of 2008, in addition to compensation expense for stock options granted to our employees and executives and Southfork Solutions’ consultants and advisors over the entire nine-month period. Additionally, we experienced an increase in payroll costs in 2008 due to an additional administrative staff member and an increase in salaries to existing personnel. We also experienced an increase in insurance costs as well as other general expenditures.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $37,681 and $99,426 for the three and nine months ended September 30, 2008, respectively, compared to $113,512 and $298,997 for the three and nine months ended September 30, 2007, respectively, representing a decrease of $75,831, or 67%, and $199,571, or 67%, for the three- and nine-month periods, respectively. The decrease in our professional fees expenses for the three- and nine-month periods ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, reflects the decrease in investor relations expenses in 2008.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $30,861 and $128,325 for the three and nine months ended September 30, 2008, respectively, compared to $76,363 and $199,230 for the three and nine months ended September 30, 2007, respectively, representing a decrease of $45,502, or 60%, and $70,905, or 36%, for the three- and nine-month periods, respectively. The decrease in our selling and marketing expenses for the three- and nine-month periods ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily reflects our streamlining of our sales efforts for more efficient operations.

Research and Development Expenses — Research and development expenses were $236,644 and $701,264 for the three and nine months ended September 30, 2008, respectively, compared to $109,270 and $155,214 for the three and nine months ended September 30, 2007, respectively, representing an increase of $127,374, or 117%, and $546,050, or 352%, for the three- and nine-month periods, respectively. The increase in research and development expenses reflects significant increased research and development activities within and in support of Southfork Solutions, which we expect to continue and possibly increase in coming months. The increased research and development activities required the addition of engineers to our staff. Additionally, the increase includes stock compensation by the issuance of shares of Southfork Solutions’ common stock for services rendered during the three and nine months ended September 30, 2008.

In general, our expenses increased substantially due to $22,763 and $131,473 in noncash stock compensation for the three and nine months ended September 30, 2008. Additionally, Southfork Solutions had expenses including $73,975 and $428,864 noncash stock compensation for the three and nine months ended September 30, 2008, respectively.

Interest expense was $8,568 and $24,438 for the three and nine months ended September 30, 2008, respectively, as compared to $12,047 and $42,277 for the three and nine months ended September 30, 2007, respectively, representing a decrease of $3,479, or 29%, and $17,839, or 42%, for the three- and nine-month periods, respectively. The decrease in interest expense related primarily to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At September 30, 2008, our principal source of liquidity consisted of $306,349 of cash, as compared to $148,934 of cash at December 31, 2007. In addition, our stockholders’ deficit was $859,069 at September 30, 2008, compared to stockholders’ deficit of $670,040 at December 31, 2007, an increase in the deficit of $189,029.

Our operations provided net cash of $259,759 during the nine months ended September 30, 2008, as compared to $59,816 during the nine months ended September 30, 2007. The $199,943 increase in the net cash provided by our operating activities primarily resulted from the inclusion of the non-controlling interest in our VIE, which was significantly larger in the nine months ended September 30, 2008, due to the increased activities in our subsidiary compared to the nine months ended September 30, 2007.

Investing activities for the nine months ended September 30, 2008, used $5,648 of net cash, as compared to $9,045 of net cash used during the nine months ended September 30, 2007. The decrease in net cash used related to slightly smaller purchases of property or equipment in the nine months ended September 30, 2008.

Financing activities used $96,696 during the nine months ended September 30, 2008, compared to using net cash of $47,429 during the nine months ended September 30, 2007. The increase of $49,267 of net cash used in financing activities was primarily due to the increase in notes payable repayments in 2008. Additionally, we have further reduced our notes payable since September 30, 2008, by an additional $69,125.

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

We have concluded that Southfork Solutions meets the definition of a VIE because we have an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and we are the primary beneficiary of its operations. Therefore, we have accounted for Southfork Solutions’ operations by consolidating them with our financials and recognizing the noncontrolling interest in its operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. We believe the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standards No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS No. 162 is not expected to have a material impact on our financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: November 12, 2008	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer