Form 10-K
period 2008-12-31
TETRIDYN SOLUTIONS INC
filed 2009-03-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1651 Alvin Ricken Drive
Pocatello, ID	83201
(Address of principal executive offices)	(Zip Code)

208-232-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:
n/a
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $430,517.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2009, issuer had 21,381,863 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

PART I

ITEM 1. BUSINESS

Nature of Business

TetriDyn Solutions, Inc. (“TetriDyn”), and our wholly owned and controlled subsidiaries specialize in providing business information technology (IT) solutions to our customers. We optimize business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiencies and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions primarily to the healthcare industry. We are expanding our service offerings into selected other professional industries as those markets develop. This constitutes our business IT solutions segment.

Our variable interest subsidiary, Southfork Solutions, Inc. (“Southfork”), is developing an integrated system of radio frequency identification (RFID) and software solutions specifically within the livestock industry. Our solutions and software development experiences are being used to develop livestock tracking, management, and diagnostic systems to add efficiency and value to the commercial livestock industry. Southfork’s focus along with our management and technical expertise constitutes our livestock segment.

Organization

TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), was organized under the laws of the state of Idaho on October 3, 2000. On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation. Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock. Creative also issued 829,437 shares to a consultant for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement. Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction. The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.

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

Our IT solutions range from full-service IT management to the sale of software and hardware products. We provide four defined levels of business solutions:

Enterprise IT Consulting: The customer base for enterprise IT consulting solutions is large organizations with existing IT departments or organizations that need to develop IT departments. Our enterprise IT consulting solutions are fully integrated within a customer’s site and include the following:

•	improving business and IT processes,
•	managing the customer’s IT personnel,
•	providing additional high-level IT personnel,
•	optimizing IT budgets and contracts,
•	identifying factors critical to the success of the business, and
•	developing IT strategic planning within the scope of the customer’s organizational strategic plan.

Business IT Consulting: The customer base for business IT consulting solutions is smaller enterprises that need a full-time IT staff but do not have budgets for the senior staff that their technology requirements demand. These organizations may have junior-level support staff that cannot meet the enterprise-level technology and business process needs. Our business IT consulting solutions provide senior-level guidance to the organization. Our business IT consulting solutions include the following:

•	business process and infrastructure analysis,
•	detailed IT project planning,
•	software and hardware implementation and upgrades,
•	network and hardware design, installation, and service, and
•	continued support on a contracted basis.

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

Product Support: The customers for our product support are small businesses that have stand-alone applications that require minimal IT intervention. Our product support provides security and confidence for those customers that do not require advanced IT services, but are interested in having reliable and cost-effective product upgrades and product support. We provide contracts with customers for one- or two-year periods.

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

We provide a hybrid approach using proven methodologies born from systems engineering, software engineering, engineering management, and project management. The overall value proposition to our customers is based on our ability to leverage our business process analysis, service and delivery infrastructure, leadership position in IT innovation, and technology expertise. Our commitment to excellence is demonstrated in the success of our customers’ visions.

IT services that we provide to our customers include to the following:

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

•

Continuous Process Improvement – We apply the Capability Maturity Model Integration (CMMI) methodology developed by Carnegie Melon’s Software Engineering Institute (SEI) to improve processes in the context of our customers’ business processes.

•	Knowledge Transfer – We recognize that leading-edge technology and stellar processes cannot produce results without transferring necessary skills and knowledge to the customer.
•	Customer Empowerment – We pride ourselves on leading the customer to results it can reproduce. We ensure control is in the customer’s hands.

Business IT Consulting

Our business IT consulting solutions provide many of the same benefits of our enterprise IT consulting solutions. Our approach provides customers with the same pool of expertise to ensure their complex technology needs are met, without the expense of staffing their business with senior-level staff. We provide quality solutions cost effectively. Services offered include the following:

•	engineering of complex IT systems;
•	business process improvement;
•	infrastructure assessment and improvement;
•	IT planning;
•	optimization of software and hardware systems;
•	network optimization; and
•	lifecycle management.

We provide customers the ability to purchase computer and networking equipment, the service of installation, and follow-on support necessary for successful operation. We forge strategic relationships with reliable IT vendors to offer clients the best quality at a price that meets their budgetary demands. We have a team of experts that designs a system with high reliability and installs it according to all manufacturers’ specifications. Finally, after the system is designed and installed, we provide the support to keep it running efficiently.

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

Competitive features of AeroMD EMR include the following:

•	unique approach to pricing of EMR that has eliminated the common barriers offices face when considering the implementation of EMR into their practice;
•	built from the ground up to be mobile, unlike some other EMR programs that are too bulky to run across most wireless networks;
•	instantaneous return on investment coupled with value-added support;
•	direct wireless connectivity providing real-time data transfer; and
•	unique ability of the program to allow for multiple levels of customization.

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

As a result of this transition, we created our variable interest controlled subsidiary Southfork Solutions, Inc., an Idaho corporation. Southfork’s objective is to provide revenue generation and cost savings through implementing technology into the livestock industry, as well as providing electronic livestock verification and tracking throughout the lifecycle of an animal.

As of December 31, 2008, we owned 38.9% of the voting interest in Southfork with other shareholders, including livestock industry strategic allies. We provide management expertise, as well as the marketing, administrative, and engineering expertise, to Southfork.

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

In August 2007, Southfork agreed to sell 500,000 shares of common stock for an aggregate subscription price of $500,000, payable as it accomplished certain development benchmarks, to Five Rivers Ranch Cattle Feeding LLC, an unaffiliated large cattle feeding operation. Pursuant to this transaction, Russ Danner, an officer of Five Rivers, was elected as a member of its board of directors. As of December 31, 2008, the full $500,000 of this subscription amount had been paid.

The Animal Traceability Opportunity

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

This small number of source-verified cattle is due largely to the complexity and rudimentary way of source verifying an animal with current processes. Current source verification methods require data to be manually recorded on paper by each successive owner and stored in filing cabinets with no standard filing system, creating a time-consuming process for the data recording, secure storage, and retrieval of the information. Animals are customarily owned by two or three successive disparate owners between birth and slaughter, which complicates the transfer of ownership and related data.

The industry as a whole acknowledges the need for livestock tracking programs by rewarding those vendors with revenue premiums for traceability of age and source verification at the individual animal level. However, an effective electronic program has not yet been commercially available.

Southfork, with our management and technical expertise, has built a prototype tracking system. Incorporating our own proprietary radio-frequency identification, or RFID, technology and software, we have created an effective electronic tracking system that we call Electronic Livestock Verification Information System, or ELVIS. ELVIS enables animal source tracing that is substantially faster than the NAIS (National Animal Identification System) goal of 48 hours. It also allows for more efficient processing of cattle because RFID technology will reduce the number of times an animal must be touched, which also reduces handling time, stress, and bruising caused to the animal during processing.

ELVIS provides age, source, and process verification of livestock. ELVIS allows for the tracking of historical individual animal performance information, often necessary to make sound revenue-based decisions that enhance bottom line profits for livestock producers.

In addition to source tracking, ELVIS enables feedlot operators and others in the livestock industry to monitor individual animal feeding, watering, and other behaviors, which provide timely and accurate data for healthcare diagnosis, feed management, and other livestock management decisions.

In June 2007, we filed an application for Letters Patent of the United States entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock.” We have developed an intellectual property protection plan and are in the process of filing for additional patents for the inventions resulting from ELVIS.

We have tested our ELVIS prototype in beef production environments with positive results in a number of commercial cattle feedlot locations. Our initial studies have induced a number of inquiries from prospective customers within the livestock industry that are seeking technology to provide labor efficiencies and revenue generation. We provide a solution to the animal disease traceability strategies outlined by the USDA’s National Animal Identification System (NAIS).

Whether the approach to NAIS implementation strategy becomes voluntary or mandatory, the use of technology is extremely important, if not critical. In reviewing animal identification options with our business partners, our first and primary need is for better management information. As we begin building upon and incorporating NAIS for animal health regulatory identification needs, we also envision marketing advantages and potential food safety contributions for vertical traceability possibilities with the management information foundation. We have engaged the development of a newer, more cost-effective technology for our needs beyond the current 134.2 kHz RFID limitations. Using our high frequency RFID technology and, again, focusing primarily on the management information generation capability to provide incentives for industry adoption, including the speed of commerce, we are on the verge of implementing such technology in the feeding and packing operations of our industry partners.

As we and our partner companies collectively foresee in the very near future, our technology will be able to provide the animal movement activity of millions of animal movement records and to retire millions of numbers through processing facilities. Our developed technology has the unique ability to perform this information transfer function seamlessly and in real-time.

Although we see the beef industry moving even further toward vertical integration, we and our partner companies recognize the challenge that livestock markets pose regarding biosecurity and gathering of traceability information. We feel that our technology does provide alternative and economic solutions when considering the implementation of automated data capture needs. The primary benefit of our technology is the substantially lower reader costs and the lack of necessary retrofitting to implement our technology into the livestock market scenario. The simplicity of our reading equipment makes it easily adaptable to both packing plants and the livestock market environment, and speeds transfers of ownership and information while ensuring that operations are not hindered or slowed down.

We and our partner companies support animal traceability as a means for increasing labor efficiencies and increasing revenue using information from collecting data. We also firmly believe the standards regarding animal identification and traceability offered by NAIS can serve as a framework for incorporating the management information needs of companies necessary for production efficiencies, supporting food safety, and marketing of the ultimate product – quality beef.

Partners and Collaborators

Southfork is a technology company with a potentially large livestock industry influence. The primary goal is to increase operational efficiencies in the livestock industry. We are partnered with JBS Swift, the third largest processor in the United States and the world’s largest processor with a yearly capacity of 20 million head, and with JBS Five Rivers Cattle, the largest cattle feeding organization in the U.S. with a one-time capacity of 811,000 and annual sales over 1.6 million head per year. In addition, our other partners are Johnson Livestock, Cattle Empire, and Dinklage Cattle, totaling over 500,000 marketed head per year. We have also partnered with Riverbend Ranch, one of the U.S.’s largest purebred Angus ranches dedicated to genetic excellence; Temple Tag, the nation’s largest tag manufacturer; and ON Semiconductor, a U.S. semiconductor manufacturer with $2.5 billion in yearly revenues.

Current Activities

Based on our current second-generation ELVIS model, Southfork is initiating a series of installed system studies at locations of its strategic partners, Johnson Livestock in Idaho and Five Rivers in Colorado. Additionally, we plan on conducting range trials in Montana, Wyoming, Idaho, Washington, and Colorado. These tests will be designed to document operating parameters, provide economic baseline data, and identify additional application opportunities. Any revenues received from these activities will be focused on defraying a portion or all of the testing costs and will not reflect full commercialization of the product.

During 2009, Southfork will incorporate the results from its field testing into its premarketing strategic planning as the third generation is being developed through Southfork’s strategic alliance with ON Semiconductor.

Research and Development

We incurred costs of $938,621 and $210,965 for research and development during the years ended December 31, 2008 and 2007, respectively. In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

Intellectual Property

We believe our intellectual properties are critical to our business and growth. We rely on trade secret protection, confidentiality agreements with employees, consultants, customers, and others with whom we interact, and patent laws to protect our proprietary rights. We do not believe that our business IT solutions segment is dependent upon or obtains a competitive advantage from our patents.

We have filed one application for a U.S. patent relating to identifying and tracking livestock, including the rights to the patent application entitled “Method and Apparatus for Improved Monitoring and Managing of Livestock” filed June 22, 2007. We anticipate that we will apply for patent protection on other features of our products, but cannot assure that any patents will be issued or that we will derive any competitive advantage. We believe that any patent protection we obtain may be beneficial in protecting our developing livestock segment. We have applied for foreign patents under the PCT Treaty and also in Argentina.

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

Employees

As of March 30, 2009, we had sixteen total employees, including fourteen full-time employees, consisting of two executive officers who are also directors and perform technical and managerial functions, twelve other technical and managerial employees, and two part-time administrative staff. Additionally, we had three personnel hired through an employment service: two administrative staff and one technical staff.

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

In our business IT solutions segment, we believe competition is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service. We cannot assure that our efforts to meet these competitive factors will be successful.

In our livestock segment, we believe that the commercialization of our RFID livestock tracking and management systems will depend on our ability to be the first to introduce a robust, adaptable system with numerous applications that are perceived to add significant value to the livestock business by reducing costs and risks and increasing accountability. The cost of enterprise-wide installation and implementation of the system as well as employee and management acceptance and adaptability may also be competitive factors in replacing less structured and well-established accepted management approaches. We are a new entrant into this segment, so we have no current competitive advantage or standing.

ITEM 1A. RISK FACTORS

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

We cannot predict the impact on our activities of the current economic crises.

The current economic crises may adversely affect our ability to expand or generate new sales for our healthcare industry customers, which are likely to face reduced patient and procedure revenues and patient and third-party payments. We may be unable to expand sales in a constricting healthcare industry economy. Our plans to test our livestock tracking system for 2010 product roll-out may have to be delayed if the current economic crises continue to severely curtail capital expenditures or new product purchases at the time Southfork plans to roll out its livestock identification system.

The current national and international interest in livestock traceability may increase potential competition.

The U.S. Department of Agriculture as well as international governmental agencies and commercial and industry groups are increasingly emphasizing the benefits of animal traceability as an important strategy in protecting food quality and safety. This widespread focus will likely encourage new product offerings by firms with large technical, managerial, and financial resources that would compete directly with Southfork. Such competitors may gain an advantage by commercially introducing products prior to Southfork’s planned product roll-out in 2010.

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

The reports of our auditors on our consolidated financial statements for the years ended December 31, 2008 and 2007, contain an explanatory paragraph about our ability to continue as going concern.

We will require substantial amounts of additional capital from external sources.

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

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements. We used this strategy to obtain $1,117,500 in external funding from strategic investors in Southfork as of December 31, 2008. Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from such project. Further, any separate funding we may obtain for Southfork will likely have to be used to advance its activities and will only indirectly benefit our parent company and its business IT segment. There can be no assurance that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

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

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 21,381,863 shares of common stock are issued and outstanding as of the date of this report. Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to our company.

ITEM 2. PROPERTIES

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2009:
First Quarter to March 27, 2009	$0.06	$0.15

2008:
Fourth Quarter	0.05	0.10
Third Quarter	0.05	0.10
Second Quarter	0.05	0.16
First Quarter	0.10	0.30

2007:
Fourth Quarter	0.12	0.20
Third Quarter	0.10	0.25
Second Quarter	0.07	0.51
First Quarter	0.55	2.00

On March 27, 2009, the closing price per share of our common stock on the Over-The-Counter Bulletin Board was $0.13.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of March 30, 2009, we had approximately 820 stockholders.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities To	Weighted-Average	Number of Securities Remaining
	Be Issued upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	under Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans (excluding securities
Plan Category	(a)	(b)	reflected in column (a))(c)

Equity compensation plans
approved by security holders	3,520,500	$0.104	473,500
Equity compensation plans not
approved by security holders	--	--	--
Total	3,520,500	$0.104	473,500

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to our company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Our business IT solutions segment provides IT solutions to the healthcare industry, but we are expanding our business IT solutions to select other industries. We provide small-to-midsize businesses with a cost-effective conduit to an array of advanced IT engineering skills from management to engineering to basic technical assistance.

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

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Our revenue was $1,310,584 and $1,151,962 for 2008 and 2007, respectively, representing an increase of $158,622, or 14%, in 2008. The increase in revenues in 2008 was due to an increase in consulting services with a regional hospital, increased third-party software sales, and increased custom software development in 2008.

Cost of Revenue

Our cost of revenue was $466,117 and $418,562 for 2008 and 2007, respectively, representing an increase of $47,555, or 11%, in 2008. The gross margin percentage on revenue was 64% for both 2008 and 2007. The increased cost of revenue was due to increased personnel costs associated with the additional services provided to a regional hospital and increased costs associated with the sale of third-party software.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for 2008 and 2007 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $596,472 and $260,807 for 2008 and 2007, respectively, representing an increase of $335,665, or 129%, in 2008. The increase in our general and administrative expenses in 2008, as compared to 2007, reflects an increase in insurance costs (directors and officers insurance, professional liability insurance, and employee healthcare insurance); an increase in stock and stock option compensation paid to directors, executives, and employees; an increase in payroll costs due to increased salaries and level of personnel; and increased travel expenses in 2008.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $116,209 and $384,844 for 2008 and 2007, respectively, representing a decrease of $268,635, or 70%, in 2008. The decrease in our professional fees expenses from 2008, as compared to 2007, reflects stock-paid investor relations services utilized in 2007, but not in 2008.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $157,483 and $256,198 for 2008 and 2007, respectively, representing a decrease of $98,715, or 39%, in 2008. The decrease in our selling and marketing expenses from 2008, as compared to 2007, reflects our decision to reevaluate our sales and marketing plan in 2008 by optimizing the effort expended by our sales force, including a reduction in the number of sales personnel.

Research and Development — Research and development expenses were $938,621 and $210,965 for 2008 and 2007, respectively, representing an increase of $727,656, or 345%, in 2008. The increase in research and development expenses in 2008, as compared to 2007, reflects increased research and development activities within and in support of our livestock segment throughout the entire year of 2008; in 2007, our increased activities were primarily in the fourth quarter. We expect that research and development expenses will continue at or above 2008 levels as we continue livestock segment product development, subject to the availability of required funds.

Interest expense was $30,861 and $59,004 in 2008 and 2007, respectively, a decrease of $28,143, or 48%, in 2008. The decrease in interest expense from 2008, as compared to 2007, related primarily to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity consisted of $357,157 of cash, as compared to $148,934 of cash at December 31, 2007. In addition, our stockholders’ deficit was $894,044 at December 31, 2008, compared to stockholders’ deficit of $670,040 at December 31, 2007, an increase in the deficit of $224,004.

Our operations provided net cash of $432,431 during 2008, as compared to providing $126,747 of net cash during 2007. The $305,684 increase in the net cash provided by our operating activities during 2008 primarily resulted from $718,513 for the noncontrolling interest in Southfork. Operations used $52,408 during 2008 to reduce accounts payable.

Investing activities for 2008 used $18,953 of net cash, as compared to $9,045 of net cash used during 2007. The increase in net cash used related primarily to the purchase of additional computer equipment in 2008.

Financing activities used $205,255 during 2008, compared to using net cash of $50,491 during 2007. The increase of $154,764 of net cash provided in financing activities was due to the increase in notes payable repayments in 2008.

We are focusing our efforts on increasing revenue while we explore external funding alternatives. We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order for our livestock segment to continue, we expect that our Southfork subsidiary will require additional investments and sales.

In order for us to expand our business IT solutions customer base and to pursue the development of ELVIS in our livestock segment leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within ELVIS will be severely restricted if we are unable to obtain external funding. ELVIS is currently being funded by an investor within the cattle industry through Southfork. The development of ELVIS and market introduction of commercial products is dependent upon the further investment by the current investor or additional external funding being raised. Investment made in Southfork directly benefits TetriDyn since we are contracted to provide the management, administrative, and research and development services to Southfork. We do not anticipate that Southfork will generate significant revenues during 2009 due to the continued research and development activities that are required.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2008, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Revenue from software licenses and related installation and support services is recognized when earned realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and ability to collect is reasonably assured. Amounts billed to customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. We believe the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of PCAOB Auditing Standard No. 6, “Evaluating Consistency of Financial Statements (AS/6).” The adoption of SFAS 162 is not expected to have a material impact on ’our financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” (SFAS 163). Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 163 is not expected to have a material impact on our financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to our company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are filed with and begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title
David W. Hempstead	45	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and President
Antoinette R. Knapp	44	Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	84	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	71	Director and Member of Executive Compensation Committee

David Hempstead has served as Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board of TetriDyn since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Mr. Hempstead has served as the Chief Executive Officer, President, and Chairman of the Board of Southfork since its inception. Mr. Hempstead sets the strategic direction of the companies and works closely with the management team, board of directors, and advisors on all aspects of their operations, from product development to marketing. He has 24 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance. Mr. Hempstead brings a unique blend of business and technical expertise to our team. He has capitalized on his diverse experience by frequently serving as the liaison between technical and business divisions, enabling efficient and productive communication. Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company. Education: BS, Accounting with Computer Science Minor, University of Idaho.

Antoinette Knapp serves as the Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director of TetriDyn. Ms. Knapp served as Chief Technology Officer, Vice President, and as a director of TetriDyn since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho. Ms. Knapp also serves as Vice President of Finance and Information Technologies, Secretary/Treasurer, and a director of Southfork. Ms. Knapp administers all corporate and finance activities of the companies. Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales. Ms. Knapp has 24 years of experience in management, finance, software management, and software development. Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.

Orville J. Hendrickson was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho; however, Mr. Hendrickson served as a valued advisor to TetriDyn-Idaho from its inception in providing contacts and advice in legal, accounting, technical, and business areas. Mr. Hendrickson serves on the board’s compensation committee. He is a retired Lieutenant Colonel for the United States Air Force and spent three years teaching Mechanical Engineering at the University of Washington. Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the Nuclear Construction ASME Stamp. Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity. Education: BS, Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington.

Larry J. Ybarrondo, Ph.D. was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho. Dr. Ybarrondo serves on the board’s compensation committee. Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and six foreign countries. His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues including planning, facility design, construction, fabrication, and modification. Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work. Dr. Ybarrondo has over 30 years experience in the technological, operational, and managerial aspects of nuclear reactor technology. His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects. Education: Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School.

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

Our compensation committee is composed of Messrs. Hendrickson and Ybarrondo, our independent directors. Our board as a whole acts as the audit committee. Our board of directors has concluded that Mr. Hendrickson, an independent director, serves as the audit committee financial expert. Our board of directors does not have a separate nominating committee. The entire board acts as the nominating committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David W. Hempstead	2008	$107,308	--	--	$54,928(1)	--	--	$8,877	$171,113
PEO	2007	90,000			18,726(1)			52	108,778

Antoinette R. Knapp	2008	95,385	--	--	54,928(1)	--	--	56	150,369
Deputy PEO	2007	79,995	--	--	16,645(1)	--	--	277	96,917

_______________

(1)

Equivalent to the dollar amount to be recognized as compensation expense for financial reporting purposes under SFAS No. 123R, “Share-Based Payment.” All options are fully vested and have a term of five years.

Our employment agreements with Mr. Hempstead and Ms. Knapp engage them as an at-will employee that we can terminate at any time, with or without cause. Both Mr. Hempstead and Ms. Knapp agree to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not to compete with us for three years after their employment by us terminates for any reason. Mr. Hempstead and Ms. Knapp’s annual compensation is determined annually by the compensation committee. Mr. Hempstead’s and Ms. Knapp’s 2008 salaries of $108,000 and $96,000, respectively, per year are continuing at the same rate during 2009, subject to adjustment by the board.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008, for each of the named executives. The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

David W. Hempstead	900,000	--	--	0.11	4/25/2013	--	--	--	--
PEO	720,000	--	--	0.10	5/31/2012	--	--	--	--

Antoinette R. Knapp	900,000	--	--	0.11	4/25/2013	--	--	--	--
Deputy PEO	640,000	--	--	0.10	5/31/2012	--	--	--	--
(1)	All of the foregoing options are fully vested and were unexercised at December 31, 2008.

Directors’ Compensation

The following table sets forth the compensation earned by or awarded to each non-employee director who served on our board of directors in 2008. Directors who are employees are not compensated for their services:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)(3)	Total ($)

Orville J. Hendrickson	--	6,000	--	--	--	--	6,000
Larry J. Ybarrondo	--	6,000	--	--	--	--	6,000
(1)	Non-employee directors received 60,000 shares of common stock each as annual cash compensation:
(2)	Equivalent to the dollar amount to be recognized as compensation expense for financial reporting purposes under SFAS No. 123R, “Share-Based Payment.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2009, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	57.4%
	Options	3,160,000	12.9
		15,439,111	62.9%

Directors:
David W. Hempstead(1)	Common Stock	12,279,111	57.4%
	Options	3,160,000	12.9
		15,439,111	62.9%

Antoinette R. Knapp(1)	Common Stock	12,279,111	57.4%
	Options	3,160,000	12.9
		15,439,111	62.9%

Orville J. Hendrickson	Common Stock	163,383	*
	Options	100,000	*
		263,383	1.2%

Larry J. Ybarrondo	Common Stock	329,020	1.5%
	Options	100,000	*
		429,020	2.0%

All Executive Officers and Directors
as a Group (4 persons):	Common Stock	12,771,514	59.7%
	Options	3,360,000	13.6
	Total	16,131,514	65.2%

*	Less than 1%.
(1)

Consists of 25,920 shares and options to purchase 1,620,000 shares owned of record by David W. Hempstead; 25,920 shares and options to purchase 1,540,000 shares owned of record by Antoinette R. Knapp; and 12,227,271 shares owned of record by Sawtooth Meadows, LP. David W. Hempstead and Antoinette R. Knapp, husband and wife, are owners of, and control, Sawtooth Meadows, LP, and as such, each is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE

The terms of the following transactions were not the result of arm’s length negotiations.

Issuance of Common Stock for Cash

In August 2007, Five Rivers Ranch Cattle Feeding LLC, an unaffiliated Delaware limited liability company, agreed to purchase an aggregate of 1,500,000 shares of Southfork common stock for an aggregate subscription price of $500,000. Five Rivers also agreed to incorporate Southfork’s livestock identification and tracking systems into the Five Rivers’ cattle feeding operations. The aggregate subscription price of $500,000 was paid to Southfork in installments as it reached certain benchmarks. During 2008, Five Rivers paid the last $210,000 due under this subscription and received an additional 630,000 shares in Southfork. Russ Danner, an officer of Five Rivers, is a member of Southfork’s board of directors.

During 2008, Southfork also granted to Five Rivers options to purchase 1,500,000 shares for $500,000 on or before April 2009, of which options to purchase 300,000 shares for $100,000 were exercised during 2008.

The foregoing numbers of shares of Southfork give effect to a three-for-one-forward split of its outstanding stock effected in April 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2008, we were billed approximately $27,921 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2007, we were billed approximately $23,424 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the audit committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The audit committee preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the audit committee. The audit committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the audit committee.

Tax Services. The audit committee preapproves specified tax services that the audit committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The audit committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The audit committee preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the chairman of the audit committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been preapproved by the audit committee. If there is any question as to whether a proposed service fits within a preapproved service, the audit committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been preapproved by the audit committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to the audit committee (or its chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-KSB filed March 31, 2008.

Exhibit Number	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

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

TETRIDYN SOLUTIONS, INC.

Date: March 30, 2009	By:	/s/David W. Hempstead
David W. Hempstead, President
Principal Executive Officer
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2009

/s/David W. Hempstead
David W. Hempstead, Director
/s/Antoinette R. Knapp
Antoinette R. Knapp, Director

/s/ Orville J. Hendrickson
Orville J. Hendrickson, Director

/s/Larry J. Ybarrondo
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with our 2009 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TetriDyn Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $391,525 and a stockholders' deficiency of $894,044. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

/s/ Webb & Company, P.A.

Boynton Beach, Florida

February 11, 2009

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2008	2007
ASSETS
Current Assets
Cash		$ 357,157	$ 148,934
Accounts receivable, current portion		17,492	818
Prepaid expenses		12,445	10,184
Total Current Assets		387,094	159,936
Property and Equipment, net		52,804	45,264
Accounts receivable, net of current portion		6,604	-
Deferred Offering Costs		-	11,951
Total Assets		$ 446,502	$ 217,151

LIABILITIES
Current Liabilities
Accounts payable		$ 4,393	$ 56,801
Accrued liabilities		60,892	73,469
Unearned revenue		62,885	57,803
Lines of credit		4	18,834
Notes payable, current portion		119,010	203,697
Total Current Liabilities		247,184	410,604
Long-Term Liabilities
Notes payable, net of current portion		216,909	318,647
Total Long-Term Liabilities		216,909	318,647
Total Liabilities		464,093	729,251

NON-CONTROLLING INTEREST		876,453	157,940

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares
	and 21,011,863 shares, respectively	21,382	21,012
Additional paid-in capital		2,730,575	2,576,710
Deferred stock compensation		-	(13,286)
Accumulated deficit		(3,646,001)	(3,254,476)
Total Stockholders' Deficit		(894,044)	(670,040)

Total Liabilities and Stockholders' Deficit		$ 446,502	$ 217,151

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
Revenue	$ 1,310,584	$ 1,151,962
Cost of Revenue	466,117	418,562
Gross Profit	844,467	733,400
Operating Expenses
General and administrative	596,472	260,807
Professional fees	116,209	384,844
Selling and marketing	157,483	256,198
Research and development	938,621	210,965
Total Operating Expenses	1,808,785	1,112,814
Net Loss from Operations	(964,318)	(379,414)
Other Income (Expenses)
Other Income (Expense)	278	(141)
Gain on settlement of notes payable	-	23,318
Non-Controlling Interest in Investee's Net Loss	602,257	132,746
Interest Income	1,119	309
Interest Expense	(30,861)	(59,004)
Total Other Income (Expenses)	572,793	97,228
Net Loss before Provision for Income Taxes	(391,525)	(282,186)
Provision for Income Taxes	-	-
Net Loss	$ (391,525)	$ (282,186)

Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,267,780	20,809,045

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2008 and December 31, 2007

					Additional	Deferred		Total
	Common Stock		Preferred Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, December 31, 2006	20,009,350	$20,010	-	$ -	$2,124,429	$ -	$ (2,972,290)	$ (827,851)
Issuance for investor
relations services, $0.70
per share, January 2007	450,000	450	-	-	314,550	(13,286)	-	301,714
Issuance for conversion of
related party note payable
and accrued interest, $0.20
per share, April 2007	420,401	420	-	-	83,660	-	-	84,080
Issuance for outside director
services, $0.09 per share,
May 2007	111,112	111	-	-	9,889	-	-	10,000
Issuance for employee bonus,
$0.09 per share, May 2007	15,000	15	-	-	1,335	-	-	1,350
Issuance to employee for
exercised stock options,
$0.09 exercise price per share,
$0.20 fair value per share,
August 2007	6,000	6	-	-	534	-	-	540
Stock options	-	-	-	-	42,313	-	-	42,313
Net loss	-	-	-	-	-	-	(282,186)	(282,186)
Balance, December 31, 2007	21,011,863	$21,012	-	$ -	$2,576,710	$ (13,286)	$ (3,254,476)	$ (670,040)
Deferred stock compensation,
January 2008	-	-	-	-	-	13,286	-	13,286
Issuance for outside director
services, $0.10 per share,
April 2008	120,000	120	-	-	11,880	-	-	12,000
Issuance for consultant services,
$0.10 per share, April 2008	250,000	250	-	-	24,750	-	-	25,000
Stock options	-	-	-	-	117,235	-	-	117,235
Net loss	-	-	-	-	-	-	(391,525)	(391,525)
Balance, December 31, 2008	21,381,863	$ 21,382	-	$ -	$ 2,730,575	$ -	$ (3,646,001)	$ (894,044)

See the accompanying notes to consolidated financial statements.

                                                                              F-4

TETRIDYN SOLUTIONS, INC. ,AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$ (391,525)	$ (282,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,413	11,971
Loss on disposal of asset	-	141
Common stock issued for services	50,286	312,614
Granted stock options	117,235	42,313
Gain on notes payable settlement	-	(23,318)
Non-Controlling Interest in Investee	718,513	157,940
Changes in operating assets and liabilities:
Accounts receivable	(23,278)	(618)
Prepaid expenses	(2,261)	(10,184)
Deferred offering costs	11,951	(11,951)
Accrued expenses	(12,577)	27,891
Accounts payable	(52,408)	(97,873)
Unearned revenue	5,082	7
Net Cash Provided by Operating Activities	432,431	126,747
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	236
Purchase of property and equipment	(18,953)	(9,281)
Net Cash Used in Investing Activities	(18,953)	(9,045)
Cash Flows from Financing Activities
Principal payments on notes payable	(115,988)	(36,863)
Payments on lines of credit	(89,267)	(14,618)
Proceeds from issuance of common stock	-	450
Proceeds from exercised stock options	-	540
Net Cash Used in Financing Activities	(205,255)	(50,491)
Net Increase in Cash	208,223	67,211
Cash at Beginning of Period	148,934	81,723
Cash at End of Period	$ 357,157	$ 148,934

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 31,425	$ 66,693

Schedule of Noncash Investing and Financing Activities:
Conversion of note payable into common stock	-	84,080
Purchase of property and equipment with note payable	-	33,980
See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of operations of its 39.1% owned variable interest entity, Southfork Solutions, Inc., from October 30, 2006, to December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation (see Note 7).

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

Going Concern – The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying consolidated financial statements, the Company had a net loss of $391,525 and a stockholders’ deficiency of $894,044 for the year ended December 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management believes that the current positive cash flow and continued reduction of notes payable will continue to provide the Company the opportunity to continue as a going concern. As noted in the consolidated financial statements, the Company incurred the following noncash transactions that contributed to the net loss for 2008: the Company’s $167,521 stock compensation and Southfork Solutions’ $509,549 noncash stock compensation. Additionally, the Company’s current ratio is 1.6.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Company believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

Fair Value of Financial Instruments – The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, unearned revenue, notes payable, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment – Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Stock-Based Compensation – On May 15, 2006, at a special shareholders’ meeting, the Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors that, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals that are not employees, officers, or directors, but contribute to the Company’s success.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123 (Revised 2004), “Share-Based Payment.” Emerging Issues Task Force, or EITF, Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached; or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

As the result of adoption of SFAS No. 123R, the Company recognized $117,235 of compensation during the year ended December 31, 2008, relating to stock options granted in April 2008 that were outstanding at December 31, 2008 (see Note 2). The Company recognized $42,313 of compensation during the year ended December 31, 2007, relating to stock options granted in May 2007 that were outstanding at December 31, 2007 (see Note 2).

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of December 31, 2008 and 2007, 3,520,500 and 1,633,000, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Reclassifications – Certain amounts in the 2007 information have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 2 – Stockholders’ Equity

Common Stock – As of January 1, 2007, the Company had 20,009,350 common shares issued and outstanding.

In January 2007, the Company entered into a consulting agreement with a consultant for investor relations services. The agreement calls for the consultant to provide services for a period of one year. The Company sold the consultant 450,000 shares of common stock for cash proceeds of $450 and recorded the fair value of the common stock of $315,000. The fair value of the common stock was recognized as an expense over the term of the agreement. For the years ended December 31, 2007 and 2008, the Company recognized consulting expense of $301,714 and $13,286, respectively, under the agreement.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

In April 2008, the Company granted 60,000 shares of common stock to each of its outside directors (120,000 total shares) for their services valued at the fair value on the date of grant of $12,000. The Company also granted 250,000 shares of common stock to a consultant for services rendered valued at the fair value on the date of grant of $25,000. Also in April 2008, the Company granted options to purchase 1,887,500 shares of common stock to employees and executives. Stock option compensation expensed for the year ended December 31, 2008, is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

On May 15, 2006, at a special shareholders’ meeting, the Company’s shareholders approved the 2006 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2006 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2006 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors that, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals that are not employees, officers, or directors, but contribute to the Company’s success.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	For the Year Ended December 31, 2008
	Employees	Executives	Directors
Expected term (in years)	1	1	N/A
Expected volatility	178%	178%	N/A
Expected dividend yield	0%	0%	N/A
Risk-free interest rate	1.53%	1.53%	N/A

	For the Year Ended December 31, 2007
	Employees	Executives	Directors
Expected term (in years)	2.5	1	0.08 to 0.75
Expected volatility	79%	79%	79%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.69%	4.87%	4.72% to 4.91%

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

A summary of the status of the Company’s stock options as of December 31, 2008, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,633,000	$0.10
Issued	87,500	0.10
Issued	1,800,000	0.11
Outstanding at December 31, 2008	3,520,500
Exercisable at December 31, 2008	3,520,500
Weighted average exercise price of options granted to employees at Dec. 31, 2008	$0.10

Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.09	273,000	6.18	$0.09	273,000	$0.09
$0.10	1,447,500	3.77	$0.10	1,447,500	$0.10
$0.11	1,800,000	4.32	$0.11	1,800,000	$0.11

Note 3 – Note Payable to Related Party

The Company had amounts due to a stockholder for funds loaned to the Company and for Company expenditures covered by the stockholder. The balances due to the stockholder at December 31, 2008, and December 31, 2007, were both $0. The notes payable bore interest at 6% per annum. During May 2006, the stockholder and the Company agreed to modify the terms of the notes payable such that they were due on May 30, 2008. During April 2007, the stockholder and the Company agreed to convert the note payable and accrued interest into 420,401 shares of common stock at the fair value on the date of conversion (see Note 2).

Note 4 – Notes Payable and Revolving Credit Agreements

To finance operations, the Company used credit cards held in the name of the Company and guaranteed by a shareholder and officer of the Company. Aggregate amounts payable under the revolving credit card agreements total $89,099 at December 31, 2007. The Company paid off all residual credit card balances in the year ended December 31, 2008.

In 2007, the Company renegotiated a loan with an economic development company to extend the loan term, reduce the interest rate retroactively, and reduce payments. As part of this renegotiated loan, the loan’s accrued interest was reduced from $36,458 to $19,060 and the loan’s reduced accrued interest was rolled into the principal, resulting in the Company recognizing a gain of $23,318.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Notes payable are summarized as follows:

	December 31,	December 31,
	2008	2007
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by certain assets and shares of
common stock	$ 128,460	$ 142,889
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by assets	41,385	50,258
Note payable to bank, bearing interest at 5.75%, due
June 2009, guaranteed by two shareholders, secured by
the shareholders' personal property	87,729	145,047
Line of credit agreements with a bank, interest at prime
plus 3%, unsecured	49,736	49,904
Note payable to economic development entity, non-interest
bearing, due in April 2007, unsecured	-	30,000
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured
by certain asset	28,613	33,981
Revolving credit card loans payable, due on demand, interest at 0% to 7% per annum, unsecured, guaranteed by a
shareholder	-	89,099
Total Notes Payable	$ 335,923	$ 541,178
Less: Current Portion	119,014	222,531
Long-Term Notes Payable	$ 216,909	$ 318,647

Annual maturities of notes payable as of December 31, 2008, were as follows:

Years Ending December 31:
2009	$ 119,014
2010	45,852
2011	48,137
2012	50,422
2013	33,565
Thereafter	38,933
Total	$ 335,923

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Note 5 – Property and Equipment

Property and equipment consist of the following as of December 31, 2008 and 2007:

December 31,	2008	2007
Computer & office equipment	$ 79,189	$ 69,873
Company Vehicle	33,981	33,981
Accumulated depreciation	(60,366)	(58,590)
	$ 52,804	$ 45,264

Depreciation expense during the years ended December 31, 2008 and 2007, was $11,413 and $11,971, respectively.

Note 6 – Concentrations

Sales – The Company had one customer that represented 74% and 77% of sales for the years ended December 31, 2008 and 2007, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Accounts Receivable – The Company had one customer that represented 52% and a second customer that represented 42% of the accounts receivable for the year ended December 31, 2008. The first customer’s account receivable was for custom developed software and payment was received in full in early January 2009. The second customer is on a payment plan for purchased product. The accounts receivable for the year ended December 31, 2007, was so minimal that concentrations were immaterial.

Cash – These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2008, the Company had approximately $78,365 in excess of FDIC insurance limits in one bank account.

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

As of December 31, 2008, the Company owned 38.9% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $286,422 and an increase in the Company’s liabilities of $622. The Company also recognized non-controlling net loss of $602,257 for the year ended December 31, 2008.

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

The following table summarizes segment information for the year ended December 31, 2008:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Year Ended December 31, 2008

External revenues	$1,310,584	$--	$--	$1,310,584
Intersegment revenues	1,158,234	--	(1,158,234)	--
General and administrative expense	483,959	112,513	--	596,472
Professional fees expense	70,079	46,130	--	116,209
Research & development expense	111,435	827,186	--	938,621
Intersegment expenses	--	1,158,234	(1,158,234)	--
Net income (loss)	(16,874)	(374,651)	--	(391,525)
Total assets	938,580	286,422	(778,500)	446,502
Total liabilities	463,471	622	--	464,093

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

The following table summarizes segment information for the year ended December 31, 2007:

	Business IT Solutions	Livestock	Eliminations	Consolidated
Year Ended December 31, 2007

External revenues	$1,151,962	$--	$--	$1,151,962
Intersegment revenues	158,738	--	(158,738)	--
General and administrative expense	257,213	3,594	--	260,807
Professional fees expense	354,391	30,453	--	384,844
Research & development expense	89,230	121,735	--	210,965
Intersegment expenses	--	158,738	(158,738)	--
Net income (loss)	(126,404)	(155,782)	--	(282,186)
Total assets	145,770	99,621	(28,240)	217,151
Total liabilities	729,251	26,978	(26,978)	729,251

Note 9 – Income Taxes

As of December 31, 2008, the Company has net operating loss carry-forwards of $2,768,600 that expire, if not used, from 2022 through 2028. The valuation allowance at December 31, 2008, was $1,081,822. The net change in the valuation allowance for the year ended December 31, 2008, was an increase of $46,240. The Company paid no income taxes during the years ended December 31, 2008 and 2007. Deferred tax assets and related valuation allowance were as follows at December 31, 2008 and 2007:

December 31,	2008	2007
Unearned revenue	$ 26,160	$ 24,046
Operating loss carry forwards	1,055,662	1,011,536
Other	-	-
Total Deferred Income Tax Assets	1,081,822	1,035,582
Valuation allowance	(1,081,822)	(1,035,582)
Net Deferred Income Tax Asset	$ -	$ -

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2008	2007
Benefit at statutory rate (34%)	$ (133,119)	$ (94,887)
Non-deductible permanent differences	106,748	(47,863)
Change in valuation allowance	46,240	156,906
State tax benefit, net of federal tax	(19,869)	(14,156)
Benefit from Income Taxes	$ -	$ -

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Note 10 – Commitments and Contingencies

On January 21, 2006, the Company entered into executive employment agreements with its Chief Executive Officer and its Chief Technology Officer to have their annual salaries set by the board of directors’ executive compensation committee. The executive compensation committee set the Chief Executive Officer’s annual salary to be $90,000 and the Chief Technology Officer’s annual salary to be $80,000, effective January 1, 2006. These agreements remained effective through the year ended December 31, 2007. In April 2008, the executive compensation committee adjusted the Company’s Chief Executive Officer’s annual salary to be $108,000 and the Chief Technology Officer’s annual salary to be $96,000, effective January 1, 2008.