Form 10-Q
period 2009-03-31
TETRIDYN SOLUTIONS INC
filed 2009-05-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1651 Alvin Ricken Drive, Pocatello, ID 83201
(Address of principal executive offices, including zip code)

(208) 232-4200
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 11, 2009, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2009	2008
		(Unaudited)
ASSETS
Current Assets
Cash		$ 309,889	$ 357,157
Accounts receivable, current portion		5,639	17,492
Prepaid expenses		8,152	12,445
Total Current Assets		323,680	387,094
Property and Equipment, net		59,310	52,804
Accounts receivable, net of current portion		5,725	6,604
Total Assets		$ 388,715	$ 446,502

LIABILITIES
Current Liabilities
Accounts payable		$ 14,312	$ 2,388
Accrued liabilities		75,364	60,892
Unearned revenue		61,894	62,885
Lines of credit		10,205	2,009
Notes payable, current portion		102,713	119,010
Total Current Liabilities		264,488	247,184
Long-Term Liabilities
Notes payable, net of current portion		208,124	216,909
Total Long-Term Liabilities		208,124	216,909
Total Liabilities		472,612	464,093

NONCONTROLLING INTEREST		843,448	876,453

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares and
	21,381,863 shares, respectively	21,382	21,382
Additional paid-in capital		2,730,575	2,730,575
Accumulated deficit		(3,679,302)	(3,646,001)
Total Stockholders' Deficit		(927,345)	(894,044)
Total Liabilities and Stockholders' Deficit		$ 388,715	$ 446,502

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenue	$ 303,778	$ 343,705
Cost of Revenue	102,909	130,971
Gross Profit	200,869	212,734
Operating Expenses
General and administrative	87,578	80,254
Professional fees	34,560	43,682
Selling and marketing	23,391	54,842
Research and development	196,980	290,347
Total Operating Expenses	342,509	469,125
Net Loss from Operations	(141,640)	(256,391)
Other Income (Expenses)
Noncontrolling Interest in Investee's
Net (Income)/Loss	113,550	161,879
Interest Income	683	73
Other Income	64	-
Interest Expense	(5,958)	(9,029)
Total Other Income (Expenses)	108,339	152,923
Net Profit (Loss) before Provision for Income Taxes	(33,301)	(103,468)
Provision for Income Taxes	-	-
Net Profit (Loss)	$ (33,301)	$ (103,468)

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,381,863	21,011,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (33,301)	$ (103,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,538	2,787
Common stock issued for services	-	13,286
Noncontrolling interest in investee	(33,005)	243,036
Changes in operating assets and liabilities:
Accounts receivable	12,732	(4,137)
Inventory	-	(3,125)
Prepaid expenses	4,293	3,300
Deferred offering costs	-	(279)
Accrued expenses	14,472	(10,209)
Accounts payable	20,114	(8,768)
Unearned revenue	(991)	2,335
Net Cash Provided by (Used in) Operating Activities	(12,148)	134,758
Cash Flows from Investing Activities
Purchase of property and equipment	(10,044)	(1,875)
Net Cash Used in Investing Activities	(10,044)	(1,875)
Cash Flows from Financing Activities
Principal payments on notes payable	(25,076)	(42,216)
Net Cash Used in Financing Activities	(25,076)	(42,216)
Net Increase (Decrease) in Cash	(47,268)	90,667
Cash at Beginning of Period	357,157	148,934
Cash at End of Period	$ 309,889	$ 239,601

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 5,131	$ 8,665

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto.

Note 2 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”), and its wholly owned and controlled subsidiaries specialize in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiencies and value to its customers’ business processes and to help its customers identify critical success factors in their business.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.3% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 3 and 4).

Business Segments – The Company’s services can be broadly classified into two principal segments: the business IT solutions segment and the livestock segment. The business IT solutions segment provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other select industries. The livestock segment is focused on providing business IT solutions specifically within the livestock industry. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131,“Disclosures about Segments of an Enterprise and Related Information,” the Company has evaluated the segment reporting requirements and determined that it now has two reportable segments.

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

Revenue Recognition – The Company’s AeroMD EMR, an electronic medical records software, is provided as turnkey software that has been customized for specific medical specializations. The Company installs the software at the customer’s location for a fee and charges the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the term of the agreement. At the end of their contracts, customers may continue using AeroMD by entering into a new license with the Company. The Company also sells installation and post-contract support service contracts on an hourly basis. The Company does not provide any rights of return or warranties on its AeroMD EMR software.

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service contracts is recognized as the services are provided, determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company also provides information technology management consulting services. These services are focused at the healthcare industry. These services are paid on a monthly basis for a contracted monthly fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

The Company had one customer that represented 81% of sales for the three-month period ended March 31, 2009. This same customer represented 71% of sales for the three-month period ended March 31, 2008. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying condensed consolidated financial statements, the Company had a net loss of $33,301 and used $12,148 of cash in operating activities for the three months ended March 31, 2009. The Company had a stockholders’ deficiency of $927,345 as of March 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management believes that the current positive cash flow and continued reduction of notes payable will continue to provide the Company the opportunity to continue as a going concern. Additionally, as shown in Note 4, the Company’s business IT solutions segment realized a net profit; the research and development stage of the Company’s livestock segment and the payment for certain consulting services and facilities with common stock in the Company’s subsidiary are the reasons that the Company had an overall net loss for the three months ended March 31, 2009.

Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Fair Value of Financial Instruments – The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, unearned revenue, notes payable, and deferred compensation approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment – Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of both March 31, 2009 and 2008, 3,520,500 of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by SFAS No. 123 (Revised 2004), “Share-Based Payment.” Emerging Issues Task Force, or EITF, Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments. In general, the measurement date is when either: (a) a performance commitment, as defined, is reached; or (b) the earlier of (i) the nonemployee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

Recent Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Company believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

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

Reclassifications – Certain amounts in the 2008 information have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Variable Interest Entities

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

As of March 31, 2009, the Company owned 39.3% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with shares of common stock for management services and with cash based upon hours spent for all other services. The number of shares of common stock issued for management services would be valued at $45,000 per month for the first year of the agreement, $49,500 per month for the second year of the agreement, and $54,450 per month for the third year of the agreement.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s condensed consolidated balance sheet at March 31, 2009, was an increase in the Company’s assets of $163,839 and an increase in the Company’s liabilities of $1,492. The Company also recognized a noncontrolling net loss of $113,550 for the three months ended March 31, 2009.

Note 4 – Segment Reporting

The Company operates in two reportable segments, based on differences in services provided. The business IT solutions segment provides IT services and products to a variety of industries, whereas the livestock segment is focused on delivering services and products specifically to the livestock industry.

The accounting policies of the segments are the same as those described in “Organization and Summary of Significant Accounting Policies” above. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company’s business is currently conducted principally in the United States.

As shown in the table below, the Company’s business IT solutions segment realized a net profit for the three months ended March 31, 2009; it is the research and development stage of the Company’s livestock segment that accounts for the overall net loss for the three months ended March 31, 2009.

The following table summarizes segment information for the three months ended March 31, 2009:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
March 31, 2009
External revenues	$303,778	$--	$--	$303,778
Intersegment revenues	248,490	--	(248,490)	--
General and administrative expense	82,086	5,492	--	87,578
Professional fees expense	20,507	14,053	--	34,560
Selling & marketing expense	23,391	--	--	23,391
Research & development expense	28,929	168,051	--	196,980
Intersegment expenses	--	248,490	(248,490)	--
Net income (loss)	39,396	(72,697)	--	(33,301)
Total assets	1,151,876	163,839	(927,000)	388,715
Total liabilities	471,120	1,492	--	472,612

The following table summarizes segment information for the three months ended March 31, 2008:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
March 31, 2008
External revenues	$343,705	$--	$--	$343,705
Intersegment revenues	442,450	--	(442,450)	--
General and administrative expense	77,975	2,279	--	80,254
Professional fees expense	42,325	1,357	--	43,682
Selling & marketing expense	54,842	--	--	54,842
Research & development expense	27,822	262,525	--	290,347
Intersegment expenses	--	442,450	(442,450)	--
Net income (loss)	814	(104,282)	--	(103,468)
Total assets	481,390	189,757	(360,000)	311,147
Total liabilities	665,230	5,163	--	670,393

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software and IT services industries, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We optimize business and information technology (IT) processes by utilizing systems engineering methodologies, strategic development, and integration to add efficiencies and value to our customers’ business processes and to help our customers identify critical success factors in their business. Our business was founded as an Idaho corporation, TetriDyn Solutions, Inc. On March 22, 2006, we completed a share exchange with Creative Vending Corp., then inactive, that resulted in TetriDyn Solutions, Inc., becoming a wholly owned subsidiary of the Florida corporation, the legal acquirer. For accounting purposes, the Idaho corporation was the accounting acquirer because its management and controlling shareholders continued to manage and control the consolidated enterprise following the exchange. In June 2006, we changed our corporate domicile from Florida to Nevada and changed our name from Creative Vending Corp. to TetriDyn Solutions, Inc.

We provide business IT solutions to the healthcare industry. We are expanding our service offerings into selected other professional industries as those markets develop. This constitutes our business IT solutions segment.

Our variable interest subsidiary, Southfork Solutions, Inc. (“Southfork”), is developing an integrated system of radio frequency identification (RFID) and software solutions specifically targeted to the livestock industry. Our solutions and software development experiences are being used to develop livestock tracking, management, and diagnostic systems to add efficiency and value to the commercial livestock industry. Southfork’s focus along with our management and technical expertise constitutes our livestock segment.

Description of Expenses

General and administrative expenses consist of salaries and related costs for accounting, administration, finance, human resources, and information systems for internal use.

Professional fees expenses consist of fees related to legal, outside accounting, auditing, market analysis, and investor relations services.

Selling and marketing expenses consist of advertising, promotional activities, trade shows, travel, and personnel-related expenses.

Research and development expenses consist of payroll and related costs for software engineers, management personnel, and the costs of materials and equipment used by these employees in the development of new or enhanced product offerings.

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated, capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Our revenue was $303,778 for the three months ended March 31, 2009, compared to $343,705 for the three months ended March 31, 2008, representing a decrease of $39,927, or 12%, for the three-month period. The decrease in revenues was due to reduction in third-party software sales during the three months ended March 31, 2009. This reduction in third-party software sales is directly due to medical offices postponing software purchases until later in the year. Slowed purchasing is a direct result of the current economic concerns felt nationwide.

Cost of Revenue

Our cost of revenue was $102,909 for the three months ended March 31, 2009, compared to $130,971 for the three months ended March 31, 2008, representing a decrease of $28,062, or 21%, for the three-month period. The gross margin percentage on revenue was 66% for the three months ended March 31, 2009, and 62% for the three months ended March 31, 2008. The increase in the gross margin percentage for the three months ended March 31, 2009, from the three months ended March 31, 2008, was due to the reduction in third-party software sales, which return a lower margin of revenue than our direct sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2009 and 2008, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $87,578 for the three months ended March 31, 2009, compared to $80,254 for the three months ended March 31, 2008, representing an increase of $7,324, or 9%, for the three-month period. The increase in our general and administrative expenses for the three-month period ended March 31, 2009, as compared to the three months ended March 31, 2008, reflects an increase in payroll costs in 2009 due to engineering efforts associated with improving our internal computing infrastructure.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $34,560 for the three months ended March 31, 2009, compared to $43,682 for the three months ended March 31, 2008, representing a decrease of $9,122, or 21%, for the three-month period. The decrease in our professional fees expenses for the three-month period ended March 31, 2009, as compared to the three months ended March 31, 2008, reflects the decrease in investor relations and corporate legal expenses incurred in 2009.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $23,391 for the three months ended March 31, 2009, compared to $54,842 for the three months ended March 31, 2008, representing a decrease of $31,451, or 57%, for the three-month period. The decrease in our selling and marketing expenses for the three-month period ended March 31, 2009, as compared to the three months ended March 31, 2008, reflects our focus on optimizing our sales process.

Research and Development Expenses — Research and development expenses were $196,980 for the three months ended March 31, 2009, compared to $290,347 for the three months ended March 31, 2008, representing a decrease of $93,367, or 32%, for the three-month period. The decrease in research and development expenses reflects a decrease in the stock compensation paid for certain consulting services and facilities in the livestock segment for the three-month period ended March 31, 2009, as compared to the three months ended March 31, 2008.

Interest expense was $5,958 for the three months ended March 31, 2009, as compared to $9,029 for the three months ended March 31, 2008, representing a decrease of $3,071, or 34%, for the three-month period. The decrease in interest expense is directly related to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At March 31, 2009, our principal source of liquidity consisted of $309,889 of cash, as compared to $357,157 of cash at December 31, 2008. In addition, our stockholders’ deficit was $927,345 at March 31, 2009, compared to stockholders’ deficit of $894,044 at December 31, 2008, an increase in the deficit of $33,301.

Our operations used $12,148 of net cash during the three months ended March 31, 2009, as compared to the $134,758 of net cash provided during the three months ended March 31, 2008. The $146,906 increase in the net cash used by our operating activities resulted from the reduction of the noncontrolling interest in our VIE due to its reduced net loss for the three-month period.

Investing activities for the three months ended March 31, 2009, used $10,044 of net cash, as compared to $1,875 net cash used during the three months ended March 31, 2008. The increase in net cash used related to increased computing equipment purchases in the three months ended March 31, 2009.

Financing activities used $25,076 during the three months ended March 31, 2009, compared to using net cash of $42,216 during the three months ended March 31, 2008. The decrease of $17,140 of net cash used in financing activities is the result of reducing the speed at which we pay down notes payables in 2009.

We are focusing our efforts on increasing revenue while we explore external funding alternatives. We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products. Although our independent auditors have expressed doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order for our livestock segment to continue, we expect that our Southfork subsidiary will require additional investments and sales.

In order for us to expand our business IT solutions customer base and to pursue the development of our livestock segment leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within the livestock segment will be severely restricted if we are unable to obtain external funding. Our livestock segment is currently being funded by investors within the cattle industry through Southfork. The development of our livestock segment and market introduction of commercial products is dependent upon the further investment. Investment made in Southfork directly benefits TetriDyn since we are contracted to provide the management, administrative, and research and development services to Southfork. We do not anticipate that Southfork will generate significant revenues during 2009 due to the continued research and development activities that are required.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2008, consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Our AeroMD EMR software is provided as turnkey software that has been customized for specific medical specializations. We install the software at the customer’s location for a fee and charge the customer a monthly license fee, based on the number of operating workstations, under a usage agreement. The customer is entitled to all systems upgrades during the term of the agreement. At the end of their contracts, customers may continue using AeroMD by entering into a new license with us. We also sell installation and post-contract support service contracts on an hourly basis. We do not provide any rights of return or warranties on our AeroMD EMR software.

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and ability to collect is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service contracts is recognized as the services are provided, determined on an hourly basis. We recognize the revenue received for unused support hours under support service contracts that have had no support activity after two years.

Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

We also provide information technology management consulting services. These services have been targeted at the hospital industry. These services are paid for on a monthly basis and for a contracted monthly fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. SFAS No. 123R requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, we adhere to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the Securities and Exchange Commission regarding the interaction between SFAS No. 123R and certain Securities and Exchange Commission rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Variable Interest Entities

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), which was originally issued in January 2003. FIN No. 46R provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a VIE.

We have concluded that Southfork meets the definition of a VIE because we have an agreement with Southfork to fully manage and control the financial direction of Southfork and we are the primary beneficiary of its operations. Therefore, we have accounted for Southfork’s operations by consolidating them with our financials and recognizing the noncontrolling interest in its operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 12, 2009	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer