Form 10-Q
period 2009-06-30
TETRIDYN SOLUTIONS INC
filed 2009-08-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2009, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2009	2008
		(Unaudited)
ASSETS
Current Assets
Cash		$ 135,599	$ 357,157
Accounts receivable, current portion		4,026	17,492
Prepaid expenses		3,859	12,445
Total Current Assets		143,484	387,094
Property and Equipment, net		56,486	52,804
Accounts receivable, net of current portion		4,846	6,604
Total Assets		$ 204,816	$ 446,502

LIABILITIES
Current Liabilities
Accounts payable		$ 45,087	$ 4,393
Accrued liabilities		98,462	60,892
Unearned revenue		30,159	62,885
Notes payable, current portion		86,202	119,014
Total Current Liabilities		259,910	247,184
Long-Term Liabilities
Notes payable, net of current portion		199,013	216,909
Total Long-Term Liabilities		199,013	216,909
Total Liabilities		458,923	464,093

NONCONTROLLING INTEREST		765,234	876,453

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares and
	21,381,863 shares, respectively	21,382	21,382
Additional paid-in capital		2,730,575	2,730,575
Accumulated deficit		(3,771,298)	(3,646,001)
Total Stockholders' Deficit		(1,019,341)	(894,044)
Total Liabilities and Stockholders' Deficit		$ 204,816	$ 446,502

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$ 310,479	$ 319,440	$ 614,257	$ 663,145
Cost of Revenue	110,980	115,152	213,889	246,123
Gross Profit	199,499	204,288	400,368	417,022
Operating Expenses
General and administrative	103,293	280,740	190,871	360,994
Professional fees	30,681	18,063	65,241	61,745
Selling and marketing	41,370	42,622	64,761	97,464
Research and development	270,671	174,273	467,651	464,620
Total Operating Expenses	446,015	515,698	788,524	984,823
Net Loss from Operations	(246,516)	(311,410)	(388,156)	(567,801)
Other Income (Expenses)
Noncontrolling Interest in Investee's
Net (Income)/Loss	158,899	147,323	272,449	309,202
Interest Income	374	31	1,057	104
Other Income	-	-	64	-
Interest Expense	(4,753)	(6,841)	(10,711)	(15,870)
Total Other Income (Expenses)	154,520	140,513	262,859	293,436
Net Profit (Loss) before Provision
for Income Taxes	(91,996)	(170,897)	(125,297)	(274,365)
Provision for Income Taxes	-	-	-	-
Net Profit (Loss)	$ (91,996)	$ (170,897)	$ (125,297)	$ (274,365)

Basic and Diluted Loss Per
Common Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,381,863	21,295,530	21,381,863	21,153,696

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (125,297)	$ (274,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,442	5,447
Common stock issued for services	-	50,286
Granted stock options	-	71,710
Noncontrolling interest in investee	(111,219)	255,688
Changes in operating assets and liabilities:
Accounts receivable	15,224	(1,753)
Inventory	-	(3,126)
Prepaid expenses	8,586	6,600
Deferred offering costs	-	(3,202)
Accrued expenses	37,570	7,199
Accounts payable	40,694	(32,352)
Unearned revenue	(32,726)	3,203
Net Cash Provided by (Used in) Operating Activities	(159,726)	85,335
Cash Flows from Investing Activities
Purchase of property and equipment	(11,124)	(3,775)
Net Cash Used in Investing Activities	(11,124)	(3,775)
Cash Flows from Financing Activities
Principal payments on notes payable	(50,708)	(74,765)
Net Cash Used in Financing Activities	(50,708)	(74,765)
Net Increase (Decrease) in Cash	(221,558)	6,795
Cash at Beginning of Period	357,157	148,934
Cash at End of Period	$ 135,599	$ 155,729

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 9,975	$ 15,713

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 39.7% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 3 and 4).

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

Revenue Recognition – The Company’s AeroMD EMR, electronic medical records software, is provided as turnkey software that has been customized for specific medical specializations. The Company installs the software at the customer’s location for a fee and charges the customer a monthly license fee, based on the number of operating workstations, under a one- or two-year usage agreement. The customer is entitled to all systems upgrades during the term of the agreement. At the end of their contracts, customers may continue using AeroMD by entering into a new license with the Company. The Company also sells installation and post-contract support service contracts on an hourly basis. The Company does not provide any rights of return or warranties on its AeroMD EMR software or on its support service contracts.

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectability is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service contracts is recognized as the services are provided, determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company also provides IT management consulting services. These services are focused at the healthcare industry and paid on a monthly basis for a contracted monthly fee, which is not cancelable or refundable. Revenue for these services is recognized over the contract period.

The Company had one customer that represented 78% and 79% of sales for the three- and six-month periods ended June 30, 2009, respectively. This same customer represented 76% and 74% of sales for the three- and six-month periods ended June 30, 2008, respectively. This customer is a regional hospital that contracted with the Company for IT consulting and management services.

Going Concern – The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying condensed consolidated financial statements, the Company had a net loss of $91,996 and $125,297 for the three and six months ended June 30, 2009, respectively. The Company used $159,726 of cash in operating activities for the six months ended June 30, 2009. The Company had a stockholders’ deficiency of $1,019,341 as of June 30, 2009. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales and the ability of its variable interest entity to obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments – The carrying amounts of the Company’s current portion of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, unearned revenue, and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of both June 30, 2009 and 2008, 3,520,500 of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation – On June 17, 2009, at the Company’s annual shareholders’ meeting, the Company’s shareholders approved the 2009 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2009 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2009 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors that, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals that are not employees, officers, or directors, but contribute to the Company’s success.

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

Recent Accounting Pronouncements – In May 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 165 “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166; and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS No. 168 will have on its financial statements.

Reclassifications – Certain amounts in the 2008 information have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Variable Interest Entities

In December 2003, the FASB issued FIN No. 46(R), which was originally issued in January 2003. FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of June 30, 2009, the Company owned 39.7% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with shares of common stock for management services and with cash based upon hours spent for all other services. The number of shares of common stock issued for management services would be valued at $45,000 per month for the first year of the agreement, $49,500 per month for the second year of the agreement, and $54,450 per month for the third year of the agreement.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s condensed consolidated balance sheet at June 30, 2009, was an increase in the Company’s assets of $17,183 and an increase in the Company’s liabilities of $33,873. The Company also recognized a noncontrolling net loss of $158,899 and $272,449 for the three and six months ended June 30, 2009, respectively. The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $286,422 and an increase in the Company’s liabilities of $622. The Company recognized a noncontrolling net loss of $147,323 and $309,202 for the three and six months ended June 30, 2008, respectively.

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

As shown in the table below, the Company’s business IT solutions segment realized a net profit for the three and six months ended June 30, 2009; it is the research and development stage of the Company’s livestock segment that accounts for the overall net loss for the three and six months ended June 30, 2009.

The following table summarizes segment information for the three months ended June 30, 2009:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
June 30, 2009
External revenues	$310,479	$--	$--	$310,479
Intersegment revenues	317,578	--	(317,578)	--
General and administrative expense	99,048	4,245	--	103,293
Professional fees expense	15,510	15,171	--	30,681
Selling & marketing expense	30,870	10,500	--	41,370
Research & development expense	35,170	235,501	--	270,671
Intersegment expenses	--	317,578	(317,578)	--
Net income (loss)	12,922	(104,918)	--	(91,996)

The following table summarizes segment information for the six months ended June 30, 2009:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Six Months Ended
June 30, 2009
External revenues	$614,257	$--	$--	$614,257
Intersegment revenues	566,068	--	(566,068)	--
General and administrative expense	181,134	9,737	--	190,871
Professional fees expense	36,017	29,224	--	65,241
Selling & marketing expense	54,261	10,500	--	64,761
Research & development expense	64,099	403,552	--	467,651
Intersegment expenses	--	566,068	(566,068)	--
Net income (loss)	52,318	(177,615)	--	(125,297)
Total assets	1,356,210	17,183	(1,168,577)	204,816
Total liabilities	425,050	126,950	(93,077)	458,923

The following table summarizes segment information for the three months ended June 30, 2008:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
June 30, 2008
External revenues	$319,440	$--	$--	$319,440
Intersegment revenues	249,948	--	(249,948)	--
General and administrative expense	188,796	91,944	--	280,740
Professional fees expense	11,603	6,460	--	18,063
Selling & marketing expense	42,622	--	--	42,622
Research & development expense	24,701	149,572	--	174,273
Intersegment expenses	--	249,948	(249,948)	--
Net income (loss)	(70,244)	(100,653)	--	(170,897)

The following table summarizes segment information for the six months ended June 30, 2008:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Six Months Ended
June 30, 2008
External revenues	$663,145	$--	$--	$663,145
Intersegment revenues	692,398	--	(692,398)	--
General and administrative expense	266,771	94,223	--	360,994
Professional fees expense	53,928	7,817	--	61,745
Selling & marketing expense	54,261	10,500	--	64,761
Research & development expense	52,523	412,097	--	464,620
Intersegment expenses	--	692,398	(692,398)	--
Net income (loss)	(69,430)	(204,935)	--	(274,365)
Total assets	662,607	86,735	(525,587)	223,755
Total liabilities	626,488	36,636	(30,588)	632,536

Note 5 – Subsequent Events

In July 2009, the Company’s variable interest subsidiary, Southfork Solutions, Inc., obtained two unsecured short-term loans as follows:

Note payable to third party, due in full December 31, 2009, bearing	$100,000
interest at 11% per annum, unsecured
Note payable to third party, due on demand, bearing interest at	$25,000
0% per annum, unsecured

The Company evaluated subsequent events through August 12, 2009, the date the condensed consolidated financial statements were issued, and concluded there were no additional material subsequent events other than those disclosed.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenues

Our revenue was $310,479 and $614,257 for the three and six months ended June 30, 2009, respectively, compared to $319,440 and $663,145 for the three and six months ended June 30, 2008, respectively, representing a decrease of $8,961, or 3%, and $48,888, or 7%, for the three- and six-month periods, respectively. The decrease in revenues was due to reduction in third-party software sales during the first quarter of 2009. This reduction in third-party software sales is directly due to medical offices postponing software purchases until later in the year. Slowed purchasing is a direct result of the current economic concerns felt nationwide. Subsequent to June 30, 2009, we began providing our principal regional hospital customer with IT support on an “as needed” basis rather than under our previous contract basis following ownership and management changes at the hospital. We cannot predict whether changes in the services we might provide to the hospital or related groups will affect our future revenues.

Cost of Revenue

Our cost of revenue was $110,980 and $213,889 for the three and six months ended June 30, 2009, respectively, compared to $115,152 and $246,123 for the three and six months ended June 30, 2008, respectively, representing a decrease of $4,172, or 4%, and $32,234, or 13%, for the three- and six-month periods, respectively. The gross margin percentage on revenue was 64% and 65% for the three and six months ended June 30, 2009, respectively, and 64% and 63% for the three and six months ended June 30, 2008, respectively. The increase in the gross margin percentage for the six months ended June 30, 2009, from the six months ended June 30, 2008, was due to the reduction in third-party software sales, which return a lower margin of revenue than our direct sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2009 and 2008, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $103,293 and $190,871 for the three and six months ended June 30, 2009, respectively, compared to $280,740 and $360,994 for the three and six months ended June 30, 2008, respectively, representing a decrease of $177,447, or 63%, and $170,123, or 47%, for the three- and six-month periods, respectively. The decrease in our general and administrative expenses for the three- and six-month periods ended June 30, 2009, as compared to the three and six months ended June 30, 2008, reflects stock and stock compensation granted to employees, directors, and executives in 2008.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $30,681 and $65,241 for the three and six months ended June 30, 2009, respectively, compared to $18,063 and $61,745 for the three and six months ended June 30, 2008, respectively, representing an increase of $12,618, or 70%, and $3,496, or 6%, for the three- and six-month periods, respectively. The increase in our professional fees expenses for the three- and six-month periods ended June 30, 2009, as compared to the three and six months ended June 30, 2008, reflects the increased auditing and market analysis expenses incurred in 2009.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $41,370 and $64,761 for the three and six months ended June 30, 2009, respectively, compared to $42,622 and $97,464 for the three and six months ended June 30, 2008, respectively, representing a decrease of $1,252, or 3%, and $32,703, or 34%, for the three- and six-month periods, respectively. The decrease in our selling and marketing expenses for the three- and six-month periods ended June 30, 2009, as compared to the three and six months ended June 30, 2008, reflects our focus on optimizing our sales process in the business IT services segment while investing in sales conference attendance in the livestock segment.

Research and Development — Research and development expenses were $270,671 and $467,651 for the three and six months ended June 30, 2009, respectively, compared to $174,273 and $464,620 for the three and six months ended June 30, 2008, respectively, representing an increase of $96,398, or 55%, and $3,031, or 1%, for the three- and six-month periods, respectively. The increase in research and development expenses reflects increased expenditures for prototype design and development in the livestock segment.

Interest expense was $4,753 and $10,711 for the three and six months ended June 30, 2009, respectively, as compared to $6,841 and $15,870 for the three and six months ended June 30, 2008, respectively, representing a decrease of $2,088, or 31%, and $5,159, or 33%, for the three- and six-month periods, respectively. The decrease in interest expense is directly related to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At June 30, 2009, our principal source of liquidity consisted of $135,599 of cash, as compared to $357,157 of cash at December 31, 2008. In addition, our stockholders’ deficit was $1,019,341 at June 30, 2009, compared to stockholders’ deficit of $894,044 at December 31, 2008, an increase in the deficit of $125,297.

Our operations used $159,726 of net cash during the six months ended June 30, 2009, as compared to the $85,335 of net cash provided during the six months ended June 30, 2008. The $245,061 increase in the net cash used by our operating activities resulted primarily from the effect of the noncontrolling interest in our VIE.

Investing activities for the six months ended June 30, 2009, used $11,124 of net cash, as compared to $3,775 net cash used during the six months ended June 30, 2008. The increase in net cash used related to increased computing equipment purchases in the six months ended June 30, 2009, in order to update aging equipment.

Financing activities used $50,708 during the six months ended June 30, 2009, compared to using net cash of $74,765 during the six months ended June 30, 2008. The decrease of $24,057 of net cash used in financing activities is the result of reducing the speed at which we pay down notes payables in 2009.

We are focusing our efforts on increasing revenue while we explore external funding alternatives, particularly for our livestock segment VIE. We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products for the next 12 months. Although our independent auditors have expressed doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order for our livestock segment to continue, we expect that our Southfork subsidiary will require additional investments and the initiation of sales of commercial products.

In order for us to expand our business IT solutions customer base and to pursue the development of our livestock segment leading to product roll-out, we will be required to increase our revenues substantially and to seek additional external capital. Our growth within the livestock segment will be severely restricted if we are unable to obtain external funding. Our livestock segment is currently being funded by investors within the cattle industry through Southfork. The development of our livestock segment and market introduction of commercial products is dependent upon further investment. Investment made in Southfork directly benefits TetriDyn since we are contracted to provide the management, administrative, and research and development services to Southfork. We do not anticipate that Southfork will generate significant revenues during 2009 due to the continued research and development activities that are required.

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

Variable Interest Entities

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which was originally issued in January 2003. FIN No. 46(R) provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004. FIN No. 46(R) requires consolidation by the majority holder of expected residual gains and losses of the activities of a VIE.

We have concluded that Southfork meets the definition of a VIE because we have an agreement with Southfork to fully manage and control the financial direction of Southfork and we are the primary beneficiary of its operations. Therefore, we have accounted for Southfork’s operations by consolidating them with our financials and recognizing the noncontrolling interest in its operations.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS No. 166 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and to address: (1) the effects on certain provisions of FIN No. 46(R) as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166; and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are evaluating the impact the adoption of SFAS No. 167 will have on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. We are evaluating the impact the adoption of SFAS No. 168 will have on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2009, at the annual meeting of our shareholders, the shareholders voted as indicated on the following matters submitted to them for consideration:

(a)	to re-elect the Company’s members of the Board of Directors to each serve for a term expiring at the next annual meeting and until his or her successor is elected and qualified.

David W. Hempstead	For	14,277,764	Withhold Authority	0

Antoinette R. Knapp	For	14,277,764	Withhold Authority	0

Orville J. Hendrickson	For	14,277,764	Withhold Authority	0

Larry J. Ybarrondo	For	14,277,764	Withhold Authority	0

(b)	to approve our 2009 Long-Term Incentive Plan as shown below:

For	14,277,764	Against	50

No other business was presented.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 13, 2009	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer