Form 10-Q
period 2009-09-30
TETRIDYN SOLUTIONS INC
filed 2009-11-10
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2009, issuer had 21,381,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2009	2008
		(Unaudited)
ASSETS
Current Assets
Cash		$ 98,537	$ 357,157
Accounts receivable, current portion		5,938	17,492
Prepaid expenses		3,669	12,445
Total Current Assets		108,144	387,094
Property and Equipment, net		52,581	52,804
Accounts receivable, net of current portion		3,967	6,604
Total Assets		$ 164,692	$ 446,502

LIABILITIES
Current Liabilities
Accounts payable		$ 145,411	$ 4,393
Accrued liabilities		70,701	60,892
Unearned revenue		24,816	62,885
Notes payable, current portion		244,455	119,014
Total Current Liabilities		485,383	247,184
Long-Term Liabilities
Notes payable, net of current portion		190,392	216,909
Total Long-Term Liabilities		190,392	216,909
Total Liabilities		675,775	464,093

NONCONTROLLING INTEREST		759,252	876,453

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued:	no shares	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,381,863 shares and
	21,381,863 shares, respectively	21,382	21,382
Additional paid-in capital		2,730,575	2,730,575
Accumulated deficit		(4,022,292)	(3,646,001)
Total Stockholders' Deficit		(1,270,335)	(894,044)
Total Liabilities and Stockholders' Deficit		$ 164,692	$ 446,502

See the accompanying notes to condensed consolidated unaudited financial statements.

3

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$ 107,221	$ 335,110	$ 721,478	$ 998,255
Cost of Revenue	51,202	119,559	265,091	365,682
Gross Profit	56,019	215,551	456,387	632,573
Operating Expenses
General and administrative	73,347	116,080	264,218	477,074
Professional fees	26,736	37,681	91,977	99,426
Selling and marketing	30,295	30,861	95,056	128,325
Research and development	259,920	236,644	727,571	701,264
Total Operating Expenses	390,298	421,266	1,178,822	1,406,089
Net Loss from Operations	(334,279)	(205,715)	(722,435)	(773,516)
Other Income (Expenses)
Noncontrolling Interest in Investee's
Net (Income)/Loss	92,048	154,648	364,497	463,850
Interest Income	57	212	1,114	316
Other Income	-	-	64	-
Interest Expense	(8,820)	(8,568)	(19,531)	(24,438)
Total Other Income (Expenses)	83,285	146,292	346,144	439,728
Net Profit (Loss) before Provision
for Income Taxes	(250,994)	(59,423)	(376,291)	(333,788)
Provision for Income Taxes	-	-	-	-
Net Profit (Loss)	$ (250,994)	$ (59,423)	$ (376,291)	$ (333,788)

Basic and Diluted Loss Per
Common Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,381,863	21,381,863	21,381,863	21,229,752

See the accompanying notes to condensed consolidated unaudited financial statements.

4

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (376,291)	$ (333,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	11,347	8,192
Common stock issued for services	-	50,286
Granted stock options	-	94,473
Noncontrolling interest in investee	(117,201)	559,611
Changes in operating assets and liabilities:
Accounts receivable	14,191	(95,401)
Inventory	-	(3,126)
Prepaid expenses	8,776	6,339
Deferred offering costs	-	11,951
Accrued expenses	9,809	(8,687)
Accounts payable	141,018	(31,107)
Unearned revenue	(38,069)	1,016
Net Cash Provided by (Used in) Operating Activities	(346,420)	259,759
Cash Flows from Investing Activities
Purchase of property and equipment	(11,124)	(5,648)
Net Cash Used in Investing Activities	(11,124)	(5,648)
Cash Flows from Financing Activities
Proceeds from borrowing under notes payable	175,000	-
Principal payments on notes payable	(76,076)	(96,696)
Net Cash Provided by (Used in) Financing Activities	98,924	(96,696)
Net Increase (Decrease) in Cash	(258,620)	157,415
Cash at Beginning of Period	357,157	148,934
Cash at End of Period	$ 98,537	$ 306,349

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 14,476	$ 24,410

See the accompanying notes to condensed consolidated unaudited financial statements.

5

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc., and results of operations of its 40.1% owned variable interest entity, Southfork Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation (see Notes 3 and 4).

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

The Company had three customers that represented more than 10% of sales for either the three- or nine-month period ended September 30, 2009, as follows:

	3 Months Ended September 30, 2009	9 Months Ended September 30, 2009	3 Months Ended September 30, 2008	9 Months Ended September 30, 2008
Customer A	13%	--	--	--
Customer B	15%	--	--	--
Customer C	--	66%	73%	73%

Going Concern – The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in accompanying condensed consolidated financial statements, the Company had a net loss of $250,994 and $376,291 for the three and nine months ended September 30, 2009, respectively. The Company used $346,420 of cash in operating activities for the nine months ended September 30, 2009. The Company had a working capital deficiency of $377,239 and a stockholders’ deficiency of $1,270,335 as of September 30, 2009. The ability of the Company to continue as a going concern is dependent on the Company’s ability to maintain or increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share – Basic and diluted net loss per common share is computed based upon the weighted-average stock outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of both September 30, 2009 and 2008, 3,520,500 of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities and to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166; and (2) constituent concerns about the application of certain key provisions of FIN No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of SFAS No. 167 did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS No. 168 did not have an effect on the Company’s financial statements.

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

As of September 30, 2009, the Company owned 40.1% of the voting interest in Southfork Solutions, Inc., an Idaho corporation. Southfork Solutions’ objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle. In July 2007, the Company entered into an agreement with Southfork Solutions. The agreement details the stock compensation that Southfork Solutions will pay to the Company for management services, as well as cash compensation that Southfork Solutions will pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration. According to the agreement, Southfork Solutions will compensate the Company with shares of common stock for management services and with cash based upon hours spent for all other services. The number of shares of common stock issued for management services would be valued at $45,000 per month for the first year of the agreement, $49,500 per month for the second year of the agreement, and $54,450 per month for the third year of the agreement.

The Company has concluded that Southfork Solutions meets the definition of a VIE because the Company has an agreement with Southfork Solutions to fully manage and control the financial direction of Southfork Solutions and is the primary beneficiary of its operations.

The effect of the VIE’s consolidation on the Company’s condensed consolidated balance sheet at September 30, 2009, was an increase in the Company’s assets of $7,645 and an increase in the Company’s liabilities of $160,845. The Company also recognized a noncontrolling net loss of $92,048 and $364,497 for the three and nine months ended September 30, 2009, respectively. The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $286,422 and an increase in the Company’s liabilities of $622. The Company recognized a noncontrolling net loss of $154,648 and $463,850 for the three and nine months ended September 30, 2008, respectively.

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

The following table summarizes segment information for the three months ended September 30, 2009:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
September 30, 2009
External revenues	$107,221	$--	$--	$107,221
Intersegment revenues	238,530	--	(238,530)	--
General and administrative expense	71,014	2,333	--	73,347
Professional fees expense	9,456	17,280	--	26,736
Selling & marketing expense	28,945	1,350	--	30,295
Research & development expense	127,895	132,025	--	259,920
Intersegment expenses	--	238,530	(238,530)	--
Net loss	(190,530)	(60,464)	--	(250,994)

The following table summarizes segment information for the nine months ended September 30, 2009:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Nine Months Ended
September 30, 2009
External revenues	$721,478	$--	$--	$721,478
Intersegment revenues	804,598	--	(804,598)	--
General and administrative expense	252,148	12,070	--	264,218
Professional fees expense	45,473	46,504	--	91,977
Selling & marketing expense	83,206	11,850	--	95,056
Research & development expense	191,994	535,577	--	727,571
Intersegment expenses	--	804,598	(804,598)	--
Net loss	(138,212)	(238,079)	--	(376,291)
Total assets	1,456,211	7,645	(1,299,164)	164,692
Total liabilities	514,930	249,704	(88,859)	675,775

The following table summarizes segment information for the three months ended September 30, 2008:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Three Months Ended
September 30, 2008
External revenues	$335,110	$--	$--	$335,110
Intersegment revenues	214,704	--	(214,704)	--
General and administrative expense	107,237	8,843	--	116,080
Professional fees expense	10,001	27,680	--	37,681
Selling & marketing expense	30,861	--	--	30,861
Research & development expense	101,718	134,926	--	236,644
Intersegment expenses	--	214,704	(214,704)	--
Net income (loss)	32,745	(92,168)	--	(59,423)

The following table summarizes segment information for the nine months ended September 30, 2008:

	Business IT
	Solutions	Livestock	Eliminations	Consolidated
Nine Months Ended
September 30, 2008
External revenues	$998,255	$--	$--	$998,255
Intersegment revenues	907,102	--	(907,102)	--
General and administrative expense	374,008	103,066	--	477,074
Professional fees expense	63,929	35,497	--	99,426
Selling & marketing expense	128,325	--	--	128,325
Research & development expense	154,241	547,023	--	701,264
Intersegment expenses	--	907,102	(907,102)	--
Net loss	(36,685)	(297,103)	--	(333,788)
Total assets	820,946	261,313	(630,000)	452,259
Total liabilities	581,140	12,637	--	593,777

Note 5 – Notes Payable

In July 2009, the Company’s variable interest subsidiary, Southfork Solutions, Inc., obtained two unsecured short-term loans as follows:

Note payable to third party, due in full December 31, 2009, bearing	$100,000
interest at 11% per annum, unsecured
Note payable to third party, due on demand, bearing interest at	$25,000
0% per annum, unsecured

In September 2009, the Company obtained one unsecured short-term loans as follows:

Note payable to economic development entity, due in full bearing	$50,000
September 25, 2010, bearing interest up to 5% per annum,
unsecured

Note 6 – Subsequent Events

Effective September 2009, the Company no longer provides management and technical services to Southfork, for which it received both Southfork stock and cash reimbursement. The Company’s executives thereafter resigned as officers and directors of Southfork. As a result, Southfork will no longer be classified as a VIE effective fourth quarter 2009.

The Company evaluated subsequent events through October 31, 2009, the date the condensed consolidated financial statements were issued, and concluded there were no additional material subsequent events other than those disclosed.

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

We provide business IT solutions to the healthcare industry. We are expanding our service offerings into selected other professional industries as those markets develop and as we develop new applications for our integrated system of radio frequency identification (RFID) and software solutions for tracking, management, and diagnostic systems. This constitutes our business IT solutions segment.

Our variable interest subsidiary, Southfork Solutions, Inc. (“Southfork”), is developing an integrated system of RFID and software solutions specifically targeted to the livestock industry. Our solutions and software development experiences are being used to develop livestock tracking, management, and diagnostic systems to add efficiency and value to the commercial livestock industry. Southfork’s focus along with our management and technical expertise constitutes our livestock segment.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Our revenue was $107,221 and $721,478 for the three and nine months ended September 30, 2009, respectively, compared to $335,110 and $998,255 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $227,889, or 68%, and $276,777, or 28%, for the three- and nine-month periods, respectively. The decrease in revenues was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Cost of Revenue

Our cost of revenue was $51,202 and $265,091 for the three and nine months ended September 30, 2009, respectively, compared to $119,559 and $365,682 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $68,357, or 57%, and $100,591, or 28%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 52% and 63% for the three and nine months ended September 30, 2009, respectively, and 64% and 63% for the three and nine months ended September 30, 2008, respectively. The decrease in the gross margin percentage for the three months ended September 30, 2009, from the three months ended September 30, 2008, was due to a higher percentage of revenue from hardware sales rather than from service sales. Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2009 and 2008, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $73,347 and $264,218 for the three and nine months ended September 30, 2009, respectively, compared to $116,080 and $477,074 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $42,733, or 37%, and $212,856, or 45%, for the three- and nine-month periods, respectively. The decrease in our general and administrative expenses for the three- and nine-month periods ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, reflects reduced stock and stock compensation granted to employees, directors, and executives in 2009.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $26,736 and $91,977 for the three and nine months ended September 30, 2009, respectively, compared to $37,681 and $99,426 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $10,945, or 29%, and $7,449, or 7%, for the three- and nine-month periods, respectively. The decrease in our professional fees expenses for the three- and nine-month periods ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, reflects the decreased patent legal fees expenses incurred by Southfork in 2009.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $30,295 and $95,056 for the three and nine months ended September 30, 2009, respectively, compared to $30,861 and $128,325 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $566, or 2%, and $33,269, or 26%, for the three- and nine-month periods, respectively. The decrease in our selling and marketing expenses for the three- and nine-month periods ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, reflects our focus on optimizing our sales process in the business IT services segment while investing in sales conference attendance in the livestock segment.

Research and Development — Research and development expenses were $259,920 and $727,571 for the three and nine months ended September 30, 2009, respectively, compared to $236,644 and $701,264 for the three and nine months ended September 30, 2008, respectively, representing an increase of $23,276, or 10%, and $26,307, or 4%, for the three- and nine-month periods, respectively. The increase in research and development expenses reflects increased expenditures for prototype design and development in the livestock segment, as well as the reassignment of personnel from supporting the lost service contract with a local regional hospital to new development projects.

Interest expense was $8,820 and $19,531 for the three and nine months ended September 30, 2009, respectively, as compared to $8,568 and $24,438 for the three and nine months ended September 30, 2008, respectively, representing a decrease of $252, or 3%, and $4,907, or 20%, for the three- and nine-month periods, respectively. The decrease in interest expense is directly related to our reduction of debt on which interest was applied.

Liquidity and Capital Resources

At September 30, 2009, our principal source of liquidity consisted of $98,537 of cash, as compared to $357,157 of cash at December 31, 2008. In addition, our stockholders’ deficit was $1,270,335 at September 30, 2009, compared to stockholders’ deficit of $894,044 at December 31, 2008, an increase in the deficit of $376,291.

Our operations used $346,420 of net cash during the nine months ended September 30, 2009, as compared to the $259,759 of net cash provided during the nine months ended September 30, 2008. The $606,179 increase in the net cash used by our operating activities resulted primarily from the effect of the noncontrolling interest in our VIE and the reduction in revenues due to the lost service contract with a local regional hospital.

Investing activities for the nine months ended September 30, 2009, used $11,124 of net cash, as compared to $5,648 net cash used during the nine months ended September 30, 2008. The increase in net cash used related to increased computing equipment purchases in the nine months ended September 30, 2009, in order to update aging equipment.

Financing activities provided $98,924 during the nine months ended September 30, 2009, compared to using net cash of $96,696 during the nine months ended September 30, 2008. The increase of $195,620 of net cash provided in financing activities is the result of securing new notes payables while reducing the speed at which we pay down existing notes payables in 2009.

We are focusing our efforts on increasing revenue within our business IT solutions while we explore external funding alternatives. We expect that additional sales and potential investment will enable us to increase our payments on indebtedness and support the development of other products for the next 12 months. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our projected IT business solutions revenues along with potential investment would be sufficient for our IT business solutions segment to continue as a going concern.

In order for us to expand our business IT solutions customer base and to pursue the development of new applications for our integrated system of RFID and software solutions for tracking, management, and diagnostic systems, we will be required to increase our revenues substantially and to seek additional external capital.

Growth within the livestock segment will be severely restricted if Southfork is unable to reorganize its management and technical support and obtain external funding. Effective September 2009, we no longer provide management and technical services to Southfork, for which we received both stock and cash reimbursements, and our executives thereafter resigned as officers and directors of Southfork. The livestock segment is currently being funded by investors within the cattle industry through Southfork. The development of the livestock segment and market introduction of commercial products is dependent upon further investment and the reorganization of management and technical support. Investment made in Southfork directly benefits us since we are a significant stockholder. We do not anticipate that Southfork will generate significant revenues during 2009 due to the continued research and development activities that are required and the management and technical challenges that must be addressed.

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS No. 168 did not have an effect on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.06	Amendment dated October 9, 2009 to Consulting Agreement dated July 17, 2007, with Southfork Solutions, Inc., also included	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: November 10, 2009	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Chief Financial Officer