Form 10-K
period 2009-12-31
TETRIDYN SOLUTIONS INC
filed 2010-03-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $940,837.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 30, 2010, issuer had 21,881,863 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	whether we will be able to overcome the general downturn in the economy to expand our markets and increase revenues;

•	our ability to obtain additional amounts of capital from external sources in order to expand our product offerings and entry into new markets with new products;

•	whether the substantial amounts we need to spend for product development will enable us to penetrate new markets and expand sales;

•	whether recently adopted national healthcare legislative reform will adversely affect the particular segments of the industry in which we are engaged;

•	whether our efforts to protect our intellectual properties will be successful;

•	whether our intellectual properties interfere with the intellectual properties of others; and

•	our ability to engage and retain qualified technical and executive personnel.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1.  BUSINESS

Nature of Business

TetriDyn Solutions, Inc., (“TetriDyn”) specializes in providing business information technology (IT) solutions to our customers.  We optimize business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiencies and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions primarily to the healthcare industry.  We are expanding our service offerings into selected other professional industries as those markets develop.

In 2008 and until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 39% interest at December 31, 2009 and 2008.  Effective October 2009, we are no longer in management or financial control of this entity, although we continue to hold our approximately 39% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.  See Note 6, Variable Interest Entities, of the Notes to Consolidated Financial Statements.

Organization

TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), was organized under the laws of the state of Idaho on October 3, 2000.  On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation.  Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock.  Creative also issued 829,437 shares to a consultant for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement.  Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction.  The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.  TetriDyn-Idaho continues as TetriDyn’s subsidiary through which operations are conducted.

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

IT Solutions

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

Our IT solutions range from full-service IT management to the sale of software and hardware products.  We have categorized our solutions into four interrelated and complimentary areas, each of which is discussed in more detail below:

1.	Technology Solutions

2.	Consulting Solutions

3.	Cloud Computing Solutions

4.	Radio Frequency Identification (RFID) Solutions

Technology Solutions

We have developed and are marketing our proprietary AeroMD EMR product nationwide through direct marketing and a group of Value-Added Resellers, or VARs, throughout the country.  Our AeroMD EMR offers medical offices the wireless ability to perform all office tasks from scheduling and examinations to prescription and billing processes.  The EMR’s ability to achieve these functions with full mobility provides offices the tool to streamline their operations and establish valuable processes that will reduce errors and increase productivity, further helping decrease the high costs in the healthcare industry.

We have recently introduced a new proprietary product targeted specifically for hospital environments called Charge Catcher.  Charge Catcher is a valuable tool that uses artificial intelligence techniques to detect potential missing charges before the invoice is even generated.  It can also be applied to past charges to recoup lost revenue from previous billing cycles.  The tool has been proven to incrementally increase revenue in hospitals.  In addition, Charge Catcher enables hospitals to improve business processes.  By reviewing the identified missed charges, hospitals can correct their processes going forward.

We are also a Value Added Reseller (VAR) for four McKesson Corporation healthcare software and service packages: Medisoft® PMS, Lytec® PMS, Practice Partner® PMS and EMR system, and RelayHealth® patient/physician portal.  McKesson Corporation, currently ranked 18th on the FORTUNE 500, is one of the largest health care companies in the world.

Additionally, we provide custom software development for specialized EMR charts, customized PMS reports, and interfaces for other software systems.

Consulting Solutions

For customers whose technical needs have surpassed their technical capabilities, we provide either the management or the outsourcing of their internal IT department.  When managing the customer’s IT department, we emphasize the development of well-rounded skills relevant to the contemporary IT industry within the department.  Senior team members work with the organization’s administration and leadership teams to align the business processes and IT investments with the vision of the organization’s chief officers and board members.

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

IT services that we provide to our customers include the following:

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

•	Technology Contract Review – We provide the expertise to ensure that the organization’s technology contracts meet the needs of the organization.

Our approach offers the following benefits to our customers:

•
Interdisciplinary Leadership Development – We provide leadership to our customers as part of our enterprise consulting.  We develop training for key leadership skills necessary for a successful partnership between business process areas and IT.  The training includes project management, meeting facilitation, and time organization.  Recognizing the need for leadership and direction, we utilize the strengths of the workforce employed by our customers.

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

•
Quality Service – The foundation of our quality service is built on our core values of community, excellence, solutions, education, and entrepreneurship.  Our customers benefit from professional services rooted in our ethical business practices.

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

Our consulting solutions ensure the complex technology needs of the customer are met, without the expense of staffing their business with senior-level staff.  We provide quality solutions cost effectively.  Services offered include the following:

•	engineering of complex IT systems;

•	business process improvement;

•	infrastructure assessment and improvement;

•	IT planning;

•	optimization of software and hardware systems;

•	network optimization; and

•	lifecycle management.

We provide customers the ability to purchase computer and networking equipment, installation services, and follow-on support necessary for successful operation.  We forge strategic relationships with reliable IT vendors to offer clients the best quality at a price that meets their budgetary demands.  We have a team of experts that designs systems with high reliability and installs them according to all manufacturers’ specifications.  Finally, after the system is designed and installed, we provide the support to keep it running efficiently.

We provide remote and onsite product support and training for each of our offered software products.  Support can be purchased in either support contracts or on a per-hour basis.

For those customers who do not require advanced IT services, but are interested in having reliable and cost-effective support to provide product upgrades and product support, we provide one- or two-year contracts.  Our product support contracts provide product support and annual product upgrades for the term of the contract.

Cloud/Hosting Computing Solutions

We are preparing to enter into the business of providing cloud computing to our customers.  Many of our existing and potential customers have requested this type of service to help them manage their IT infrastructure.  Our engineers are highly skilled in computing virtualization environments that allow for quick deployment of new environments in a seamless manner to our customers.

Cloud computing is a technology innovation that enables computing power and services to be delivered and accessed through the Internet, provided as a service instead of as a product.  Customers access applications, operating platforms, data storage, and other computing resources via the Web and do not need knowledge of or expertise in managing the underlying technology infrastructure.  Virtualization, which is an integral part of cloud computing, means a business can infinitely scale its technology to meet demand in real time.

According to Fredric Paul, Cloud Computing’s Strengths Play to Smaller Companies’ Needs, Information Week, June 24, 2008, available at http://bmighty.informationweek.com/hardware_ software/showArticle.jhtml?articleID=208800565:

For small and midsize companies, cloud computing offers enterprise-class or even better, consumer class -- applications for far less than enterprises pay to do it themselves.

If cloud computing offers significant benefits to IT departments in the enterprise, it’s an absolute godsend to small and midsize companies.  Instead of making do with a small, under-resourced IT staff trying to emulate the productivity of billion-dollar IT outfits, smaller companies can now access enterprise-class solutions with limited up-front costs and easy scalability.

.  .  .  .

Many smaller companies don’t really care about infrastructure, adds Agatha Poon, Senior Analyst, Enterprise Research at Yankee Group, and “have no idea what cloud computing is about.”  But they are driven to outsource applications to meet their business needs.

Key characteristics of cloud computing include the following:

•	Agility improves with user’s ability to rapidly and inexpensively re-provision technological infrastructure resources.

•
Cost is greatly reduced and capital expenditures are converted to operational expenditures.  This ostensibly lowers barriers to entry, as infrastructure is typically provided by a third party and does not need to be purchased for one-time or infrequent intensive computing tasks.

•
Device and location independence enables users to access systems using a Web browser regardless of their location or what device they are using (e.g., PC, mobile).  Since infrastructure is off-site and accessed via the Internet, users can connect from anywhere.

•	Multi-tenancy enables sharing of resources and costs across a large pool of users, thus allowing for:

o	centralization of infrastructure in locations with lower costs;

o	peak-load capacity increases (i.e., users need not engineer for highest possible load-levels); and

o	utilization and efficiency improvements for systems that are often only 10 – 20% utilized.

•	Reliability improves through the use of multiple redundant sites, which makes cloud computing suitable for business continuity and disaster recovery.

•
Scalability via dynamic (“on-demand”) provisioning of resources on a fine-grained, self-service basis near real-time, without users having to engineer for peak loads.  Performance is monitored and consistent and loosely coupled architectures are constructed using Web services as the system interface.

•
Security typically improves due to centralization of data, increased security-focused resources, etc.  Security is often as good as or better than under traditional systems, in part because cloud computing providers are able to devote resources to solving security issues that many customers cannot afford.

•	Sustainability comes about through improved resource utilization, more efficient systems, and carbon neutrality.

RFID Solutions

In 2006, we started pursuing radio frequency identification, or RFID, technologies in the livestock industry to provide tracking and data collection on individual animals.  It was always our intention to expand this technology into our core business segment – healthcare.  Starting in 2009, we expanded our RFID research and development to address problem areas in the healthcare segment.  These problem areas include issues surrounding patient care, optimized business processes for the healthcare providers, and improved reporting of incidents.  With our underlying goal of providing cost-effective solutions to our customers, expanding on the inexpensive RFID technologies developed for the livestock provided an avenue for us to provide needed functionality at a reasonable price to the healthcare industry.

We are uniquely qualified to undertake commercializing our RFID technologies and services into the healthcare industry.  Not only do we have specialized RFID engineers who were major contributors to the development of the underlying integrated circuit (IC) chips used within our RFID technologies, but we also have the depth of software, network, and systems engineers to provide the comprehensive solutions around the RFID hardware technology.

Our objective is to become a manufacturer of successful RFID products using our proprietary technology in the development of healthcare products.  We anticipate significant growth in this emerging market.  Smart RFID products such as ours have been primarily used in the real-time location and tracking of assets across all business sectors.  Our approach continues to be in the development of integrated systems that encompass the application of our hardware, software, and process development for the healthcare market.  As the government continues to focus on the reformation of the American healthcare system, we anticipate the need will continue to rise for products like ours that are focused on the automation of manually based systems that exist today.  We have successfully established testing beta sites for trials using our prototype RFID systems and are designing the ergonomics for the commercialization of this product line.

Livestock Segment

During 2008 and 2009 until October 2009, we applied our business IT solutions experience in the healthcare industry along with the core technology in our AeroMD EMR software to develop a unique niche in the livestock security industry through our variable interest controlled subsidiary, Southfork Solutions, Inc., an Idaho corporation.  Effective October 2009, we are no longer in management or financial control of Southfork, although we retain our approximately 39% equity interest.

We retain a royalty-free, irrevocable, worldwide-exclusive right and license under any patents, technology, or other intellectual property owned by Southfork to the extent required by us to exploit the patent, technology, or intellectual property in other industries and markets outside of the livestock industry specifically targeted by Southfork.  Additionally, any modifications made to these technologies or other intellectual property by us outside of the scope of the agreement will be owned by us.  We are seeking to commercialize these technologies for other markets.

While we controlled Southfork’s management and finances, until October 2009, Southfork planned a series of installed system studies at locations of its strategic partners, Johnson Livestock, LLC, in Idaho and Five Rivers Ranch Cattle Feeding LLC in Colorado, as well as range trials in Montana, Wyoming, Idaho, Washington, and Colorado.  These tests were designed to document operating parameters, provide economic baseline data, and identify additional application opportunities.  However the full planned scope of these trials was constrained by the lack of available capital.  We are advised by current Southfork management that it is seeking additional capital to advance technical development, testing, and product rollout.

Research and Development

We incurred costs of $194,003 and $111,435 for research and development for our continuing operations during the years ended December 31, 2009 and 2008, respectively.  In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

Intellectual Property

We believe our intellectual properties are critical to our business and growth.  We rely on trade secret protection, confidentiality agreements with employees, consultants, customers, and others with whom we interact, and patent laws to protect our proprietary rights.  We do not believe that our business IT solutions segment is dependent upon or obtains a competitive advantage from our patents or that the expiration of any patent would materially affect our business.

We frequently review our research and development efforts and product identification needs to consider whether we should seek additional patent or trademark protection for new developments or product offerings.

We do not believe that any of our products or other proprietary rights infringe upon the rights of third parties.  However, we cannot assure that others may not assert infringement claims against us in the future and recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies.  Further, we may be required to incur legal and other costs to protect our proprietary rights against infringement by third parties.

Employees

As of March 30, 2010, we had ten total employees, including eight full-time employees, consisting of two executive officers who are also directors and perform technical and managerial functions, six other technical and sales employees, and two part-time administrative staff.

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

The current economic crises may adversely affect our ability to expand or generate new sales for our healthcare industry customers, which are likely to continue to face reduced patient and procedure revenues and patient and third-party payments.  We may be unable to expand sales in a constricted or further constricting healthcare industry economy.

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2009 and 2008, contains an explanatory paragraph about our ability to continue as going concern.

We will require substantial amounts of additional capital from external sources.

We will require substantial additional funds to implement our marketing plan and pursue expansion of our business IT segment.  The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control.  We anticipate that we will seek required funds from external sources.

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

Our prospects must be considered in light of the risks, expenses, delays, problems, and difficulties that we may encounter in entering new markets with new business IT solutions, including:

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

Recently adopted national healthcare legislation may adversely affect our business.

The recently adopted national healthcare legislation will implement a number of changes in the way healthcare is delivered and paid for in the United States, which may result in market disruptions and other currently unforeseen circumstances that may limit or reduce the demand for our services or the ability of our current and future customers to pay for them.  We cannot predict the potential negative impact of these legislative reforms on our business.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.  Of these, 21,881,863 shares of common stock and 1,200,000 shares of preferred stock are issued and outstanding as of the date of this report.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is not applicable to our company.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1651 Alvin Ricken Drive, Pocatello Idaho, where we lease approximately 5,500 square feet of office space from an unrelated party at $1,700 per month, through May 1, 2010.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board.  Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2010:
First Quarter to March 26, 2010	$0.04	$0.04

2009:
Fourth Quarter	0.05	0.06
Third Quarter	0.07	0.15
Second Quarter	0.09	0.15
First Quarter	0.06	0.15

2008:
Fourth Quarter	0.05	0.10
Third Quarter	0.05	0.10
Second Quarter	0.05	0.16
First Quarter	0.10	0.30

On March 26, 2010, the closing price per share of our common stock on the Over-The-Counter Bulletin Board was $0.04.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of March 30, 2010, we had approximately 820 stockholders.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	3,497,000	$0.10	4,497,000

Equity compensation plans not approved by security holders	--	--	--

Total	3,497,000	$0.10	4,497,000

Issuance of Series A Preferred Stock

On November 12, 2009, the executive compensation committee consisting of our two independent directors approved the issuance of 600,000 Series A Preferred Stock to each of David W. Hempstead and Antoinette R. Knapp for services.  Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20th of the dividends on common stock and in distributions in dissolution and liquidation.  The stock was valued at $26,728 per recipient.  See Note 4, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

This transaction was effect in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.  The recipients of the stock are our officers, directors, and operating executives and are, therefore, accredited investors.  The securities were acquired for investment and bear a restrictive legend.  The transaction was effected through direct communications between the recipient and the members of the executive compensation committee.  No cash proceeds were received by the company for this issuance, and no underwriter participated in the transaction.

Issuance of Common Stock to Directors

On December 28, 2009, we issued 150,000 shares of common stock to each of our two outside directors (300,000 total shares) for their services valued at the fair value on the date of grant of $16,800.  The Company also granted 200,000 shares of common stock to its employees valued at the fair value on the date of grant of $11,200.

These grants were effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.  The recipients of the stock are our outside directors, who are accredited investors.  The securities were acquired for investment and bear a restrictive legend.  The transaction was effected through direct communications between the recipient and our executive officers.  No cash proceeds were received by us in this issuance, and no underwriter participated in the transaction.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the mobility software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

In 2008 and until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 39% interest at December 31, 2009 and 2008.  Effective October 2009, we are no longer in management or financial control of this entity, although we continue to hold our approximately 39% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.  See Note 6, Variable Interest Entities, of the Notes to Consolidated Financial Statements.

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

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established.  Internally generated, capitalizable software development costs have not been material to date.  We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Our revenue was $867,341 and $1,310,584 for 2009 and 2008, respectively, representing a decrease of $443,243, or 34%, in 2009.  The decrease in revenue in 2009 was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Cost of Revenue

Our cost of revenue was $336,974 and $466,117 for 2009 and 2008, respectively, representing a decrease of $129,143, or 28%, in 2009.  The gross margin percentage on revenue was 61% and 64% for 2009 and 2008, respectively.  The decrease in the gross margin percentage for 2009 was due to a higher percentage of revenue from hardware sales rather than from service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for 2009 and 2008 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $518,974 and $483,959 for 2009 and 2008, respectively, representing an increase of $35,015, or 7%, in 2009.  The increase in our general and administrative expenses in 2009, as compared to 2008, reflects the valuation of the preferred stock issued to our executives in 2009, as well as the increased expenses associated with improving our internal computing infrastructure for future growth.

Professional Fees — Professional fees expenses for our continuing operations, including noncash compensation expense, were $53,793 and $70,079 for 2009 and 2008, respectively, representing a decrease of $16,286, or 23%, in 2009.  The decrease in our professional fees expenses from 2009, as compared to 2008, reflects stock-paid investor relations services utilized in the first quarter of 2008, but not in 2009.

Selling and Marketing — Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $112,035 and $157,483 for 2009 and 2008, respectively, representing a decrease of $45,448, or 29%, in 2009.  The decrease in our selling and marketing expenses from 2009, as compared to 2008, reflects our focus on optimizing our sales process in the business IT services segment.

Research and Development — Research and development expenses for our continuing operation, including noncash compensation expense, were $194,003 and $111,435 for 2009 and 2008, respectively, representing an increase of $82,568, or 74%, in 2009.  The increase in research and development expenses in 2009, as compared to 2008, reflects the increased RFID research and development activity in the healthcare-related field after the discontinuation of our operations in the livestock segment.

Interest expense was $30,946 and $30,861 in 2009 and 2008, respectively, an increase of $85, or less than 1%, in 2009.  The increase in interest expense from 2009, as compared to 2008, was immaterial.

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity for our continuing operations consisted of $123,784 of cash, as compared to $77,914 of cash at December 31, 2008.  In addition, our stockholders’ deficit was $431,147 at December 31, 2009, compared to stockholders’ deficit of $894,044 at December 31, 2008, a decrease in the deficit of $462,897.

Our continuing operations used net cash of $248,544 during 2009, as compared to providing $84,691 of net cash during 2008.  The $333,235 increase in the net cash used by our continuing operating activities during 2009 primarily resulted from the effect of the reduced revenue from the loss of our contract with a regional hospital, which resulted in reduced available operating cash.

Investing activities for our continuing operations in 2009 used $11,125 of net cash, as compared to $18,953 of net cash used during 2008.  The decrease in net cash used was due to less computer equipment being purchased in 2009 as compared to 2008.

Financing activities for our continuing operations provided $100,163 during 2009, compared to using net cash of $205,255 during 2008.  The increase of $305,418 of net cash provided in financing activities was due to additional notes payable in 2009 while notes payable payments decreased in 2009.

We are focusing our efforts on increasing revenue while we explore external funding alternatives.  We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2009, consolidated financial statements.  Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification, or ASC, No. 105, Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the Securities and Exchange Commission issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for Securities and Exchange Commission registrants.  Effective September 30, 2009, all references made to GAAP in our financial statements will include references to the new Codification.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC Topic 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued ASC 860, Transfers and Servicing.  FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  We are evaluating the impact the adoption of FASB ASC 860 will have on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to our company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, immediately following the signature page and supplemental information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

On November 12, 2009, the executive compensation committee consisting of our two independent directors approved the issuance of 600,000 Series A Preferred Stock to each of David W. Hempstead and Antoinette R. Knapp for services.  Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20th of the dividends on common stock and in distributions in dissolution and liquidation.  The stock was valued at $26,728 per recipient.  See Note 2, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

On December 23, 2009, we borrowed an aggregate of $150,000 in separate loans from three programs administered by a regional economic development enterprise, the Southeast Idaho Council of Governments, Inc., to obtain additional working capital.  The loans bear interest at 7% per annum and are repayable in 60 equal consecutive monthly payments of principal and interest amortized over a period of 120 months, with the entire unpaid balance due on the date the 60th monthly installment is due.  The loans are secured by encumbrances of our equipment and inventory and are guaranteed by David W. Hempstead and Antoinette Knapp-Hempstead, executive officers, directors, and principal stockholders.  Such guarantees are secured by personal property of the guarantors.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title

David W. Hempstead	46	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and President
Antoinette R. Knapp	45	Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	85	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	72	Director and Member of Executive Compensation Committee

David Hempstead has served as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Mr. Hempstead sets our strategic direction and works closely with our management team, board of directors, and advisors on all aspects of our operations, from product development to marketing.  Mr. Hempstead was also Chief Executive Officer, President, and Chairman of Southfork Solutions, Inc., our variable interest entity, from its inception until October 2009.  He has 25 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance.  Mr. Hempstead brings a unique blend of business and technical expertise to our team.  He has capitalized on his diverse experience by frequently serving as the liaison between our technical and business divisions, enabling efficient and productive communication.  Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company.  Education: BS, Accounting with Computer Science Minor, University of Idaho.  We believe Mr. Hempstead contributes significantly to our board because of his management experience in software enterprises, financial background, and software and research experience, which enable him to provide strategic direction for our growth.

Antoinette Knapp serves as our Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director.  Ms. Knapp served as our Chief Technology Officer, Vice President, and a director since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Ms. Knapp administers all of our corporate and finance activities.  Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales.  Ms. Knapp was also Vice President of Finance and Information and Technologies, Secretary/Treasurer, and a director of Southfork Solutions, Inc., from its inception until October 2009.  Ms. Knapp has 25 years of experience in management, finance, software management, and software development.  Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses.  Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.  Ms. Knapp provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

Orville J. Hendrickson was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho; however, Mr. Hendrickson served as a valued advisor to TetriDyn-Idaho from its inception in providing contacts and advice in legal, accounting, technical, and business areas.  Mr. Hendrickson serves on our board’s compensation committee.  He is a retired Lieutenant Colonel for the United States Air Force and spent three years teaching Mechanical Engineering at the University of Washington.  Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the original Nuclear Construction ASME Stamp.  Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity.  Education: BS, Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington.  Mr. Hendrickson was chosen to become a director principally due to his decades-long experience as an executive in managing enterprises with large long-term private and government contracts and his entrepreneurship in starting new businesses.

Larry J. Ybarrondo, Ph.D. was elected to TetriDyn-Idaho’s board of directors in July 2004, and became a director of ours upon consummation of our share exchange transaction with TetriDyn-Idaho.  Dr. Ybarrondo serves on the board’s compensation committee.  Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and six foreign countries.  His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues including planning, facility design, construction, fabrication, and modification.  Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work.  Dr. Ybarrondo has over 30 years experience in the technological, operational, and managerial aspects of nuclear reactor technology.  His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects.  Education:  Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School.  We chose Mr. Ybarrondo to become a director principally because of his strong educational background in management, honed in decades of successful management of large technical enterprises and professional engineering service firms.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David W. Hempstead	2009	62,585(3)	--	26,728	--	--	--	12,273	101,586
PEO	2008	107,308	--	--	54,928(4)	--	--	8,877	171,113

Antoinette R. Knapp	2009	56,560(5)	--	26,728	--	--	--	83	83,371
Deputy PEO	2008	95,385	--	--	54,928(4)	--	--	56	150,369
_______________

(1)	Equivalent to the enterprise value as of the date of issue and multiplied by 1/20 for the total number of Series A Preferred Shares issued on November 12, 2009.
(2)	Other compensation includes the value of fringe benefits including group life benefit and vehicle use benefit.
(3)	Mr. Hempstead voluntarily forfeited payment of the amount by which his agreed salary of $108,000 exceeded the amount reported.
(4)
Equivalent to the dollar amount to be recognized as compensation expense for financial reporting purposes under FASB ASC 505, “Share-Based Payment.”  All options are fully vested and have a term of five years.

(5)	Ms. Knapp voluntarily forfeited payment of the amount by which her agreed salary of $96,000 exceeded the amount reported.

Our employment agreements with Mr. Hempstead and Ms. Knapp engage them as at-will employees that we can terminate at any time, with or without cause.  Both Mr. Hempstead and Ms. Knapp agree to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not compete with us for three years after their employment by us terminates for any reason.  Their annual compensation is determined annually by the compensation committee.  Mr. Hempstead’s and Ms. Knapp’s 2008 salaries of $108,000 and $96,000, respectively, per year continued at the same rate for 2009 and into 2010, subject to adjustment by the board.  However, Mr. Hempstead and Ms. Knapp voluntarily forfeited a portion of their 2009 salaries to reduce the outgoing cash flow of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2009, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

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
____________
(1)   All of the foregoing options are fully vested and were unexercised at December 31, 2009.

Directors’ Compensation

The following table sets forth the compensation earned by or awarded to each non-employee director who served on our board of directors in 2009.  Directors who are employees are not compensated for their services:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)(3)	Total ($)

Orville J. Hendrickson	--	8,400	--	--	--	--	8,400
Larry J. Ybarrondo	--	8,400	--	--	--	--	8,400
____________
(1)   Non-employee directors received 150,000 shares of common stock each as annual cash compensation on Decmeber 28, 2009.
(2)	Equivalent to the dollar amount to be recognized as compensation expense for financial reporting purposes under FASB ASC 505, “Share-Based Payment.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2010, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent

Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	56.1%	12,279,111	8.7%
	Options	3,160,000	12.6	3,160,000	2.2
		15,439,111	61.7%	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	84.6
				135,439,111	93.4

Directors:
David W. Hempstead(1)	Common Stock	12,279,111	56.1%	12,279,111	8.7
	Options	3,160,000	12.6	3,160,000	2.2
		15,439,111	61.7%	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	84.6
				135,439,111	93.4

Antoinette R. Knapp(1)	Common Stock	12,279,111	56.1%	12,279,111	8.7
	Options	3,160,000	12.6	3,160,000	2.2
		15,439,111	61.7%	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	84.6
				135,439,111	93.4

Orville J. Hendrickson	Common Stock	163,383	*	163,383	*
	Options	100,000	*	100,000	*
		263,383	1.2%	263,383	*

Larry J. Ybarrondo	Common Stock	479,020	2.2%	479,020	*
	Options	100,000	*	100,000	*
		579,020	2.6%	579,020	*

All Executive Officers and Directors as a Group (4 persons):	Common Stock	12,921,514	59.1%	12,921,514	9.1
	Options	3,360,000	13.3	3,360,000	2.3
		16,281,514	64.5%	16281,514	11.2

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	84.6
				136,281,514	93.8%

____________
*      Less than 1%.
(1)
Consists of 25,920 shares and options to purchase 1,620,000 shares owned of record by David W. Hempstead; 25,920 shares and options to purchase 1,540,000 shares owned of record by Antoinette R. Knapp; 12,227,271 shares owned of record by Sawtooth Meadows, LP., and 600,000 shares of Series A Preferred Stock owned by each of David W. Hempstead and Antoinette R. Knapp.  David W. Hempstead and Antoinette R. Knapp, husband and wife, are owners of, and control, Sawtooth Meadows, LP, and as such, each is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

(2)
Each share of Series A Preferred Stock is entitled to 100 votes per share, voting with the common stock as a single class, except when required to vote separately by law, and is equal to 1/20th of a share of common stock in the case of dividends and distributions in the event of dissolution and liquidation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The terms of the following transactions were not the result of arm’s-length negotiations.

Issuance of Common Stock

During 2008, our variable interest entity, Southfork Solutions, Inc., granted to Five Rivers Ranch Cattle Feeding LLC, an affiliate of a director of Southfork, options to purchase 1,500,000 shares of Southfork for $500,000 on or before April 2009, of which options to purchase 300,000 shares for $100,000 were exercised during 2008.

The foregoing numbers of shares of Southfork give effect to a three-for-one-forward split of its outstanding stock effected in April 2008.

Issuance of Series A Preferred Stock

On November 12, 2009, the executive compensation committee consisting of our two independent directors approved the issuance of 600,000 Series A Preferred Stock to each of David W. Hempstead and Antoinette R. Knapp for services.  Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20th of the dividends on common stock and in distributions in dissolution and liquidation.  The stock was valued at $26,728 per recipient.  See Note 2, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

Working Capital Loan Guarantees

On December 23, 2009, we borrowed an aggregate of $150,000 in separate loans from three programs administered by a regional economic development enterprise, the Southeast Idaho Council of Governments, Inc., to obtain additional working capital.  The loans bear interest at 7% per annum and are repayable in 60 equal consecutive monthly payments of principal and interest amortized over a period of 120 months, with the entire unpaid balance due on the date the 60th monthly installment is due.  The loans are secured by encumbrances of our equipment and inventory and are guaranteed by David W. Hempstead and Antoinette Knapp-Hempstead, executive officers, directors, and principal stockholders.  Such guarantees are secured by personal property of the guarantors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2009, we were billed approximately $31,285 for professional services rendered for the audit and reviews of our consolidated financial statements.  For our fiscal year ended December 31, 2008, we were billed approximately $27,921 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2009 and 2008, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	This filing.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007.
10.06	Amendment dated October 9, 2009, to Consulting Agreement dated July 17, 2007, with Southfork Solutions, Inc., also included	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed November 10, 2009.

Exhibit Number	Title of Document	Location
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	This filing.
Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-KSB filed March 31, 2008.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
_______________

*
The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.

Date: March 30, 2010	By:	/s/David W. Hempstead
David W. Hempstead, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2010
/s/David W. Hempstead
David W. Hempstead, Director
Principal Executive Officer
Principal Financial and Accounting Officer
/s/Antoinette R. Knapp
Antoinette R. Knapp, Director

/s/ Orville J. Hendrickson
Orville J. Hendrickson, Director

/s/Larry J. Ybarrondo
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with our 2010 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations of $378,120 and used $248,544 of cash in operating activities for the year ended December 31, 2009. The Company had a working capital deficiency of $154,335 and a stockholders’ deficiency of $431,147 as of December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants
Boynton Beach, Florida
March 22, 2010

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2009	2008
ASSETS
Current Assets
Cash		$ 123,784	$ 77,914
Accounts receivable, current portion		132,706	17,492
Prepaid expenses and other current assets		17,545	12,445
Current assets of discontinued operations		-	279,243
Total Current Assets		274,035	387,094
Property and Equipment, net		43,005	45,625
Property and Equipment of Discontinued Operations, net		-	7,179
Accounts receivable, net of current portion		3,088	6,604
Total Assets		$ 320,128	$ 446,502

LIABILITIES
Current Liabilities
Accounts payable		$ 217,135	$ 3,771
Accrued liabilities		64,970	60,892
Unearned revenue		33,084	62,885
Notes payable, current portion		113,181	119,014
Current liabilities of discontinued operations		-	622
Total Current Liabilities		428,370	247,184
Long-Term Liabilities
Notes payable, net of current portion		322,905	216,909
Total Long-Term Liabilities		322,905	216,909
Total Liabilities		751,275	464,093

NON-CONTROLLING INTEREST OF
DISCONTINUED OPERATIONS		-	876,453

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	no shares, respectively	1,200	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,381,863 shares, respectively	21,882	21,382
Additional paid-in capital		2,810,330	2,730,575
Accumulated deficit		(3,264,559)	(3,646,001)
Total Stockholders' Deficit		(431,147)	(894,044)

Total Liabilities and Stockholders' Deficit		$ 320,128	$ 446,502

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
Revenue	$ 867,341	$ 1,310,584
Cost of Revenue	336,974	466,117
Gross Profit	530,367	844,467
Operating Expenses
General and administrative	518,974	483,959
Professional fees	53,793	70,079
Selling and marketing	112,035	157,483
Research and development	194,003	111,435
Total Operating Expenses	878,805	822,956
Net Profit (Loss) from Operations	(348,438)	21,511
Other Income (Expenses)
Other Income (Expense)	64	278
Interest Income	1,200	1,119
Interest Expense	(30,946)	(30,861)
Total Other Income (Expenses)	(29,682)	(29,464)
Net Profit (Loss) from Continuing Operations before
Provision for Income Taxes	(378,120)	(7,953)
Provision for Income Taxes	-	-
Net Loss from Continuing Operations	$ (378,120)	$ (7,953)
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	$ (241,748)	$ (383,572)
Gain on Disposal of Discontinued Operations	$ 1,001,310	$ -
Income (Loss) from Discontinued Operations	$ 759,562	$ (383,572)
Net Profit (Loss)	$ 381,442	$ (391,525)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$ (0.02)	$ -
Discontinued operations	$ 0.04	$ (0.02)
Total Basic and Diluted Profit (Loss) Per Common Share	$ 0.02	$ (0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,387,239	21,267,780

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2009 and December 31, 2008

					Additional	Deferred		Total
	Common Stock		Preferred Stock		Paid In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, December 31, 2007	21,011,863	$ 21,012	-	$ -	$ 2,576,710	$ (13,286)	$ (3,254,476)	$ (670,040)
Deferred stock compensation,
January 2008	-	-	-	-	-	13,286	-	13,286
Issuance for outside director
services, $0.10 per share,
April 2008	120,000	120	-	-	11,880	-	-	12,000
Issuance for consultant services,
$0.10 per share, April 2008	250,000	250	-	-	24,750	-	-	25,000
Stock options	-	-	-	-	117,235	-	-	117,235
Net profit (loss)	-	-	-	-	-	-	(391,525)	(391,525)
Balance, December 31, 2008	21,381,863	$ 21,382	-	$ -	$ 2,730,575	$ -	$ (3,646,001)	$ (894,044)
Issuance for executive services,
$0.0445 per share,
November 2009	-	-	1,200,000	1,200	52,255	-	-	53,455
Issuance for outside director
services, $0.056 per share,
December 2009	300,000	300	-	-	16,500	-	-	16,800
Issuance for employees' services,
$0.056 per share,
December 2009	200,000	200	-	-	11,000	-	-	11,200
Net profit (loss)	-	-	-	-	-	-	381,442	381,442
Balance, December 31, 2009	21,881,863	$ 21,882	1,200,000	$ 1,200	$ 2,810,330	$ -	$ (3,264,559)	$ (431,147)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net Profit (Loss)	$ 381,442	$ (391,525)
Less: Net profit (loss) from discontinued operations	$ 759,562	$ (383,572)
Loss from Continuing Operations	$ (378,120)	$ (7,953)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	13,636	11,187
Loss on disposal of asset	109	-
Common stock issued for services	28,000	50,286
Preferred stock issued for services	53,455
Granted stock options	-	117,235
Changes in operating assets and liabilities:
Accounts receivable	(22,839)	(23,278)
Inventory	(739)	-
Prepaid expenses	(4,361)	(2,261)
Accrued expenses	(26,824)	(12,577)
Accounts payable	118,940	(53,030)
Unearned revenue	(29,801)	5,082
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	(248,544)	84,691
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	(73,867)	347,740
Net Cash Provided by (Used in) Operating Activities	(322,411)	432,431
Cash Flows from Investing Activities
Purchase of property and equipment	(11,125)	(11,548)
Net Cash Used in Investing Activities from Continuing Operations	(11,125)	(11,548)
Net Cash Used in Investing Activities from Discontinued Operations	-	(7,405)
Net Cash Used in Investing Activities	(11,125)	(18,953)
Cash Flows from Financing Activities
Proceeds from borrowing under notes payable	200,000	-
Principal payments on notes payable	(99,837)	(205,255)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	100,163	(205,255)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	100,163	(205,255)
Net Increase in Cash	(233,373)	208,223
Cash at Beginning of Period	357,157	148,934
Cash at End of Period	$ 123,784	$ 357,157

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense and lines of credit	$ 28,172	$ 31,425

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”), specializes in providing business information technology (IT) solutions to its customers.  The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiencies and value to its customers’ business processes and to help its customers identify critical success factors in their business.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of operations of its partially owned variable interest entity, Southfork Solutions, Inc. (“Southfork”), from October 30, 2006, to September 30, 2009.  Intercompany accounts and transactions have been eliminated in consolidation through September 30, 2009, at which time the principles of consolidation no longer applied to Southfork (see Note 6).

Business Segments – For 2008 and 2009, the Company’s services can be broadly classified into two principal segments: the business IT solutions segment and the livestock segment.  The business IT solutions segment provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other select industries.  The livestock segment was focused on providing business IT solutions specifically within the livestock industry.  The Company’s involvement in the livestock segment ended in the fourth quarter of 2009 (see Note 6) and the Company has only one segment.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from these estimates.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Long-Lived Assets – The Company accounts for long-lived assets under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Accounting for Goodwill and Other Intangible Assets,” and FASB ASC Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”  In accordance with FASB ASC Topic 350 and FASB ASC Topic 360, long-lived assets, goodwill, and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill, and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Going Concern– The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in accompanying consolidated financial statements, the Company had a net loss from continuing operations of $378,120 and used $248,544 of cash in operating activities for the year ended December 31, 2009.  The Company had a working capital deficiency of $154,335 and a stockholders’ deficiency of $431,147 as of December 31, 2009.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to increase its sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements – In June 2009, the FASB issued ASC 105 “Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants.  Effective September 30, 2009, all references made to GAAP in the Company’s financial statements will include references to the new Codification.  The Codification does not change or alter existing GAAP and, therefore, will not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  This will not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing.”  FASB ASC 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB ASC 860 will have on its financial statements.

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
DECEMBER 31, 2009 AND 2008

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 505, “Share-Based Payment.”  Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached; or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Effective January 1, 2006, the Company adopted the provisions of FASB ASC 505 for its stock-based compensation plan.  Under FASB ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service, which is typically through the date the options or awards vest.  The Company adopted FASB ASC 505 using the modified prospective method.  Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of FASB ASC 505 for pro forma and disclosure purposes.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As the result of adoption of FASB ASC 505, the Company recognized no compensation during the year ended December 31, 2009, and $117,235 of compensation during the year ended December 31, 2008, relating to stock options granted in April 2008 that were outstanding at December 31, 2008 (see Note 4).

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share is computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of December 31, 2009 and 2008, 3,497,000 and 3,520,500, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

Reclassifications – Certain amounts in the 2008 information have been reclassified to conform to the 2009 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 2 – Property and Equipment

Property and equipment consist of the following as of December 31, 2009 and 2008:

December 31,	2009	2008
Computer & office equipment	$ 41,587	$ 71,784
Company vehicle	33,981	33,981
Accumulated depreciation	(32,563)	(60,140)
	$ 43,005	$ 45,625

Depreciation expense during the years ended December 31, 2009 and 2008, was $13,636 and $11,187, respectively.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 3 – Notes Payable and Revolving Credit Agreements

Notes payable are summarized as follows:

	December 31,	December 31,
	2009	2008
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by certain assets and shares of
common stock	$ 113,168	$ 128,460
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by assets	31,985	41,385
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders, secured by
shareholders' personal property	150,000	-
Note payable to third party, due in full September 2010,
bearing interest up to 5.00%, unsecured	50,000	-
Note payable to bank, bearing interest at 5.75%, originally
due April 2009 and extended during 2009 until April 2010,
guaranteed by two shareholders, secured by the
shareholders' personal property	19,035	87,729
Line of credit agreements with a bank, interest at prime
plus 3%, unsecured	49,634	49,736
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured
by certain asset	22,264	28,613
Total Notes Payable	$ 436,086	$ 335,923
Less: Current Portion	113,181	119,014
Long-Term Notes Payable	$ 322,905	$ 216,909

Annual maturities of notes payable as of December 31, 2009, were as follows:

Years Ending December 31:
2010	$113,181
2011	59,609
2012	62,764
2013	46,763
2014	136,514
Thereafter	17,255
Total	$436,086

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Note 4 – Stockholders’ Equity

Common Stock – As of January 1, 2008, the Company had 21,011,863 common shares issued and outstanding.

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

On December 28, 2009, the Company granted 150,000 shares of common stock to each of its outside directors (300,000 total shares) for their services valued at the fair value on the date of grant of $16,800.  The Company also granted 200,000 shares of common stock to its employees valued at the fair value on the date of grant of $11,200.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model.  No options were granted in 2009.  The assumptions made in calculating the fair values of options granted are as follows:

For the Year Ended December 31, 2009
	Employees	Executives	Directors
Expected term (in years)	N/A	N/A	N/A
Expected volatility	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A
Risk-free interest rate	N/A	N/A	N/A

	For the Year Ended December 31, 2008
	Employees	Executives	Directors
Expected term (in years)	1	1	N/A
Expected volatility	178%	178%	N/A
Expected dividend yield	0%	0%	N/A
Risk-free interest rate	1.53%	1.53%	N/A

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

A summary of the status of the Company’s stock options as of December 31, 2009, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	3,520,500	$0.10
Expired	(16,000)	0.09
Expired	(7,500)	0.10
Outstanding at December 31, 2009	3,497,000
Exercisable at December 31, 2009	3,497,000
Weighted average exercise price of options granted to employees at Dec. 31, 2009	$0.10

Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.09	257,000	5.04	$0.09	257,000	$0.09
$0.10	1,440,000	2.74	0.10	1,440,000	0.10
$0.11	1,800,000	3.32	0.11	1,800,000	0.11
				3,497,000

A summary of the status of the Company’s stock options as of December 31, 2008, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	1,633,000	$0.10
Issued	87,500	0.10
Issued	1,800,000	0.11
Outstanding at December 31, 2008	3,520,500
Exercisable at December 31, 2008	3,520,500
Weighted average exercise price of options granted to employees at Dec. 31, 2008	$0.10

Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.09	273,000	6.18	$0.09	273,000	$0.09
$0.10	1,447,500	3.77	0.10	1,447,500	0.10
$0.11	1,800,000	4.32	0.11	1,800,000	0.11
				3,520,500

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Preferred Stock –  On November 12, 2009, the Company’s Executive Compensation Committee issued 600,000 shares Series A Preferred Stock to each of the Company’s executives (1,200,000 total shares) at a total value of $53,455.  The Series A Preferred Stock preferences were issued for voting rights, with a voting majority of 100 votes for each share of Series A Preferred Stock over common stock as a single class that has one vote for each share.  The Series A Preferred Stock has a value of 1/20 the value of Company common stock for purposes of dividends and distributions on dissolution and liquidation.

Note 5 – Concentrations

Sales – The Company had one customer that represented 52% and 74% of sales for the years ended December 31, 2009 and 2008, respectively.  This customer is a regional hospital that contracted with the Company for IT consulting and management services.  The agreement with the customer expired in 2009 and was not renewed.

Accounts Receivable – The Company had one customer that represented 93% of the accounts receivable for the year ended December 31, 2009.  This accounts receivable was for engineering services provided to Southfork.  The Company and Southfork reached a settlement agreement in which the accounts receivable will be paid with a combination of cash, equipment, and materials.  The account receivable is scheduled to be paid in full by June 30, 2010.  The Company had one customer that represented 52% and a second customer that represented 42% of the accounts receivable for the year ended December 31, 2008.  The first customer’s account receivable was for custom developed software, and payment was received in full in early January 2009.  The second customer is on a payment plan for purchased product.

Note 6 – Variable Interest Entities

FASB ASC 860, “Transfers and Servicing,” provides guidance on the consolidation of certain entities when control exists through means other than ownership of voting (or similar) interests and was effective for public entities that have interests in variable interest entities commonly referred to as special purpose entities for the first reporting period that ends after March 15, 2004.  FASB ASC 860 requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”).

As of December 31, 2009 and December 31, 2008, the Company owned 39.2% and 38.9%, respectively, of the voting interest in Southfork Solutions, Inc. (“Southfork”), an Idaho corporation.  Southfork’s objective is to provide electronic livestock verification and tracking throughout the entire livestock lifecycle.  In July 2007, the Company entered into an agreement with Southfork.  The agreement details the stock compensation that Southfork would pay to the Company for management services, as well as cash compensation that Southfork would pay to the Company for technical services, including but not limited to engineering, marketing, bookkeeping, and administration.  According to the agreement, Southfork would compensate the Company with 45,000 common shares per month for management services and with cash based upon hours spent for all other services.  The agreement was amended in early October 2009 so that the Company no longer provides management, financial, or administrative services to Southfork.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2008, the Company concluded that Southfork met the definition of a VIE because the Company had an agreement with Southfork to fully manage and control the financial direction of Southfork and is the primary beneficiary of its operations.  However, effective September 30, 2009, the Company concluded that Southfork no longer met the definition of a VIE because the Company was not in management or control of the financial direction of Southfork; the Company was also no longer the primary beneficiary of Southfork’s operations.  Effective September 30, 2009, the Company changed from the VIE consolidation method of accounting for Southfork to the cost method of accounting for its investment in the Southfork securities.  Southfork had a negative net worth as of the date of deconsolidation on September 30, 2009.  Southfork continued to have a net loss in the fourth quarter of 2009; therefore, there were no additional losses recorded under the equity method of accounting.

The effect of the VIE’s consolidation on the Company’s consolidated balance sheet at December 31, 2008, was an increase in the Company’s assets of $286,422 and an increase in the Company’s liabilities of $622.  The Company also recognized non-controlling net loss of $364,497 and $602,257 for the years ended December 31, 2009 and December 31, 2008, respectively.

Effective in October 2009, the Company discontinued its operations in its livestock segment due to the change in the relationship between the Company and Southfork.  No revenues were associated with the discontinued revenues for the years ended December 31, 2009 and 2008.  The expenses associated with the discontinued operations’ losses for the years ended December 31, 2009 and 2008, are summarized below:

December 31,	2009	2008
General and administrative	$ 12,070	$112,513
Professional fees	46,504	46,130
Selling and marketing	11,850	-
Less non-controlling interest	(364,497)	(602,257)
Total Discontinued Operating Loss	$241,748	$383,572

Note 7 – Income Taxes

As of December 31, 2009, the Company has net operating loss carry-forwards of $3,426,038 that expire, if not used, from 2022 through 2029.  The valuation allowance at December 31, 2009, was $1,323,420.  The net change in the valuation allowance for the year ended December 31, 2009, was an increase of $241,598.  The Company paid no income taxes during the years ended December 31, 2009 and 2008.  Deferred tax assets and related valuation allowance were as follows at December 31, 2009 and 2008:

December 31,	2009	2008
Unearned revenue	$ 13,252	$ 26,160
Operating loss carry forwards	1,312,168	1,055,662
Depreciation	2,000
Other	-	-
Total Deferred Income Tax Assets	1,323,420	1,081,822
Valuation allowance	(1,323,420)	(1,081,822)
Net Deferred Income Tax Asset	$ -	$ -

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2009	2008
Benefit at statutory rate (34%)	$ 129,690	$(133,119)
Non-deductible permanent differences	(405,329)	106,748
Change in valuation allowance	256,506	46,240
State tax benefit, net of federal tax	19,133	(19,869)
Benefit from Income Taxes	$ -	$ -

Note 8 – Commitments and Contingencies

In April 2008, the executive compensation committee set the Company’s Chief Executive Officer’s annual salary to be $108,000 and the Deputy Chief Executive Officer’s annual salary to be $96,000, effective January 1, 2008.  In November 2009, the executive compensation committee extended the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to remain at $108,000 and $96,000, respectively, through calendar year 2010.  However, Mr. Hempstead and Ms. Knapp voluntarily forfeited a portion of their 2009 salaries to reduce the outgoing cash flow of the Company.

Note 9 – Subsequent Events

In February 2010, the Company paid the balance of $19,035 in full for its note payable to a bank that was due April 2010.