Form 10-Q
period 2010-03-31
TETRIDYN SOLUTIONS INC
filed 2010-05-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2010, issuer had 21,881,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2010	2009
		(Unaudited)
ASSETS
Current Assets
Cash		$60,755	$123,784
Accounts receivable, current portion		47,993	132,706
Inventory		43,027	739
Prepaid expenses		10,567	16,806
Total Current Assets		162,342	274,035
Property and Equipment, net		49,355	43,005
Accounts receivable, net of current portion		2,208	3,088
Total Assets		$213,905	$320,128

LIABILITIES
Current Liabilities
Accounts payable		$255,193	$217,135
Accrued liabilities		46,228	64,970
Unearned revenue		24,833	33,084
Notes payable, current portion		94,859	113,181
Total Current Liabilities		421,113	428,370
Long-Term Liabilities
Notes payable, net of current portion		311,502	322,905
Total Long-Term Liabilities		311,502	322,905
Total Liabilities		732,615	751,275

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,881,863 shares, respectively	21,882	21,882
Additional paid-in capital		2,810,330	2,810,330
Accumulated deficit		(3,352,122)	(3,264,559)
Total Stockholders' Deficit		(518,710)	(431,147)

Total Liabilities and Stockholders' Deficit		$213,905	$320,128

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenue	$162,261	$303,778
Cost of Revenue	75,047	102,909
Gross Profit	87,214	200,869
Operating Expenses
General and administrative	76,407	82,086
Professional fees	24,843	20,507
Selling and marketing	19,010	23,391
Research and development	40,894	28,929
Total Operating Expenses	161,154	154,913
Net Profit (Loss) from Operations	(73,940)	45,956
Other Income (Expenses)
Other Income (Expense)	61	64
Interest Income	96	155
Interest Expense	(13,780)	(5,958)
Total Other Income (Expenses)	(13,623)	(5,739)
Net Profit (Loss) from Continuing Operations before
Provision for Income Taxes	(87,563)	40,217
Provision for Income Taxes	-	-
Net Income (Loss) from Continuing Operations	$(87,563)	$40,217
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	$-	$(73,518)
Income (Loss) from Discontinued Operations	$-	$(73,518)
Net Profit (Loss)	$(87,563)	$(33,301)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$-	$-
Discontinued operations	$-	$-
Total Basic and Diluted Profit (Loss) Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,381,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net Profit (Loss)	$(87,563)	$(33,301)
Less: Net profit (loss) from discontinued operations	$-	$(73,518)
Profit (Loss) from Continuing Operations	$(87,563)	$40,217
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	3,650	3,168
Changes in operating assets and liabilities:
Accounts receivable	33,305	12,732
Prepaid expenses	6,239	4,293
Accrued expenses	(18,742)	14,472
Accounts payable	38,058	18,622
Unearned revenue	(8,251)	(991)
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	(33,304)	92,513
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	-	(104,661)
Net Cash Provided by (Used in) Operating Activities	(33,304)	(12,148)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(10,044)
Net Cash Used in Investing Activities from Continuing Operations	-	(10,044)
Net Cash Used in Investing Activities from Discontinued Operations	-	-
Net Cash Used in Investing Activities	-	(10,044)
Cash Flows from Financing Activities
Principal payments on notes payable	(29,725)	(25,076)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(29,725)	(25,076)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	(29,725)	(25,076)
Net Increase in Cash	(63,029)	(47,268)
Cash at Beginning of Period	123,784	357,157
Cash at End of Period	$60,755	$309,889

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$6,141	$5,131
Supplemental Noncash Investing and Financing:
During the quarter ending March 31, 2010, the Company received from a former subsidiary inventory worth $42,288 and equipment worth
$10,000, reducing the accounts receivable balance from the former subsidiary by $52,288.

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of operations of its partially owned variable interest entity, Southfork Solutions, Inc. (“Southfork”), from January 1, 2009, to March 31, 2009.  Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments – In 2009, the Company’s services were broadly classified into two principal segments: the business IT solutions segment and the livestock segment.  The business IT solutions segment provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other select industries.  The livestock segment was focused on providing business IT solutions specifically within the livestock industry.  The Company’s involvement in the livestock segment ended in the fourth quarter of 2009, and the Company currently has only one segment.

Use of Estimates – In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from these estimates.

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

The Company also provides IT management consulting services.  These services are paid for on a project basis and on a contracted payment schedule, which is not cancelable or refundable.  Revenue for these services is recognized over the contract period.

One customer, a regional critical access hospital, represented 33% of sales for the three-month period ended March 31, 2010.  The Company had a different regional hospital customer that represented 81% of sales for the three-month period ended March 31, 2009.

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $87,563 and used $33,304 of cash in operating activities for the three months ended March 31, 2010.  The Company had a working capital deficiency of $258,771 and a stockholders’ deficiency of $518,710 as of March 31, 2010.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Inventory – Inventory is recorded at cost and the Company utilizes the First-In, First-Out (FIFO) cost flow method.  Gains or losses on dispositions of inventory are included in the results of operations when realized.

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.”  As of March 31, 2010 and 2009, 3,465,000 and 3,520,500, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Effective January 1, 2006, the Company adopted the provisions of FASB ASC 505 for its stock-based compensation plan.  Under FASB ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service period, which is typically through the date the options or awards vest.  The Company adopted FASB ASC 505 using the modified prospective method.  Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of FASB ASC 505 for pro forma and disclosure purposes.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

Recent Accounting Pronouncements – In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

Reclassifications – Certain amounts in the 2009 information have been reclassified to conform to the 2010 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company’s regular inventory as of March 31, 2010, and December 31, 2009, consisted of one piece of equipment valued at $739.  During the quarter ended March 31, 2010, the Company received direct materials in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $42,288.

Note 4 – Notes Payable

In February 2010, the Company paid the balance of $19,035 in full for its note payable to a bank that was due April 2010.

Note 5 – Investments

Until the fourth quarter of 2009, the Company was engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which the Company had an approximately 39% interest at December 31, 2009.  Effective October 2009, the Company is no longer in management or financial control of this entity, although as of March 31, 2010, it holds an approximately 38% minority interest.  Effective September 30, 2009, the Company changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

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

Until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 39% interest at December 31, 2009.  Effective October 2009, we are no longer in management or financial control of this entity, although as of March 31, 2010, we hold an approximately 38% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

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

In accordance with FASB ASC 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established.  Internally generated, capitalizable software development costs have not been material to date.  We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Our revenue was $162,261 for the three months ended March 31, 2010, compared to $303,778 for the three months ended March 31, 2009, representing a decrease of $141,517, or 47%, for the three-month period.  The decrease in revenues was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Cost of Revenue

Our cost of revenue was $75,047 for the three months ended March 31, 2010, compared to $102,909 for the three months ended March 31, 2009, representing a decrease of $27,862, or 27%, for the three-month period.  The gross margin percentage on revenue was 54% for the three months ended March 31, 2010, and 66% for the three months ended March 31, 2009.  The decrease in the gross margin percentage for the three months ended March 31, 2010, from the three months ended March 31, 2009, was due to a higher percentage of revenue from hardware sales rather than from service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $76,407 for the three months ended March 31, 2010, compared to $82,086 for the three months ended March 31, 2009, representing a decrease of $5,679, or 7%, in 2010.  The decrease in our general and administrative expenses for the three-month period ended March 31, 2010, as compared to the three months ended March 31, 2009, reflects a decrease in salary for executives while other personnel were reassigned from supporting the regional hospital customer full-time in 2009 to developing new business strategies for the IT services sector in 2010.

Professional Fees — Professional fees expenses for our continuing operations, including noncash compensation expense, were $24,843 for the three months ended March 31, 2010, compared to $20,507 for the three months ended March 31, 2009, representing an increase of $4,336, or 21%, for the three-month period.  The increase in our professional fees expenses for the three-month period ended March 31, 2010, as compared to the three months ended March 31, 2009, reflects the increased legal fees associated with the 2009 10-K filing and our amended articles of incorporation for the Series A Preferred Stock.

Selling and Marketing — Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $19,010 for the three months ended March 31, 2010, compared to $23,391 for the three months ended March 31, 2009, representing a decrease of $4,381 or 19%, for the three-month period.  The decrease in our selling and marketing expenses for the three-month period ended March 31, 2010, as compared to the three months ended March 31, 2009, reflects our reduction of full-time dedicated staff in this department.

Research and Development — Research and development expenses for our continuing operations, including noncash compensation expense, were $40,894 for the three months ended March 31, 2010, compared to $28,929 for the three months ended March 31, 2009, representing an increase of $11,965, or 41%, for the three-month period.  The increase in research and development expenses reflects the reclassification of our engineering staff supporting discontinued operations in 2009 to supporting continuing operations in 2010.

Interest expense was $13,780 for the three months ended March 31, 2010, as compared to $5,958 for the three months ended March 31, 2009, representing an increase of $7,822, or 131%, for the three-month period.  The increase in interest expense is directly related to our increased use of short-term borrowing while we build up our revenues to cover operations.

Liquidity and Capital Resources

At March 31, 2010, our principal source of liquidity consisted of $60,755 of cash, as compared to $123,784 of cash at December 31, 2009.  In addition, our stockholders’ deficit was $518,710 at March 31, 2010, compared to stockholders’ deficit of $431,147 at December 31, 2009, an increase in the deficit of $87,563.

Our continuing operations used $33,304 of net cash during the three months ended March 31, 2010, as compared to the $92,513 of net cash provided by our continuing operations during the three months ended March 31, 2009.  The $125,817 increase in the net cash used by our operating activities resulted primarily from the reduction in revenues due to the lost service contract with a local regional hospital.

Investing activities for the three months ended March 31, 2010, used no net cash, as compared to $10,044 net cash used during the three months ended March 31, 2009.  However, we had noncash investing activities of $10,000 for equipment in the three-month period ended March 31, 2010.  We also had noncash operating activities of $42,288 for direct materials inventory in the three-month period ended March 31, 2010.  The noncash activities were a result of exchanging equipment and materials for debt reduction with a former variable interest subsidiary.

Financing activities for our continuing operations used net cash of $29,725 during the three months ended March 31, 2010, compared to using net cash of $25,076 during the three months ended March 31, 2009.  The increase of $4,649 of net cash used in financing activities is the result of paying down more principal in 2010.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2009, consolidated financial statements.  Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

We also provide IT management consulting services.  These services are paid for on a project basis and on a contracted payment schedule, which is not cancelable or refundable.  Revenue for these services is recognized over the contract period.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements.  The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption.  We do not expect the adoption of ASU No. 2009-13 to have any effect on our financial statements upon its required adoption on January 1, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 13, 2010	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer