Form 10-Q
period 2010-06-30
TETRIDYN SOLUTIONS INC
filed 2010-08-16
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2010, issuer had 21,881,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2010	2009
		(Unaudited)
	ASSETS
	Current Assets
	Cash	$32,151	$123,784
	Accounts receivable, current portion	22,652	132,706
	Inventory	63,432	739
	Prepaid expenses	4,328	16,806
	Total Current Assets	122,563	274,035
	Property and Equipment, net	45,455	43,005
	Accounts receivable, net of current portion	3,006	3,088
	Total Assets	$171,024	$320,128

	LIABILITIES
	Current Liabilities
	Accounts payable	$243,764	$217,135
	Accrued liabilities	53,312	64,970
	Unearned revenue	26,902	33,084
	Notes payable, current portion	79,360	113,181
	Total Current Liabilities	403,338	428,370
	Long-Term Liabilities
	Notes payable, net of current portion	316,635	322,905
	Convertible notes payable to related party	50,000	-
	Total Long-Term Liabilities	366,635	322,905
	Total Liabilities	769,973	751,275

	COMMITMENTS AND CONTINGENCIES	-	-

	STOCKHOLDERS' DEFICIT
	Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
	Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,881,863 shares, respectively	21,882	21,882
	Additional paid-in capital	2,810,330	2,810,330
	Accumulated deficit	(3,432,361)	(3,264,559)
	Total Stockholders' Deficit	(598,949)	(431,147)

	Total Liabilities and Stockholders' Deficit	$171,024	$320,128

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$-	$310,479	$272,997	$614,257
Cost of Revenue	45,319	110,980	120,366	213,889
Gross Profit	65,417	199,499	152,631	400,368
Operating Expenses
General and administrative	68,632	99,048	145,039	181,134
Professional fees	6,290	15,510	31,133	36,017
Selling and marketing	17,617	30,870	36,627	54,261
Research and development	38,816	35,170	79,710	64,099
Total Operating Expenses	131,355	180,598	292,509	335,511
Net Profit (Loss) from Operations	(65,938)	18,901	(139,878)	64,857
Other Income (Expenses)
Other Income	-	-	61	64
Interest Income	26	260	122	415
Interest Expense	(14,327)	(4,753)	(28,107)	(10,711)
Total Other Income (Expenses)	(14,301)	(4,493)	(27,924)	(10,232)
Net Profit (Loss) from Continuing Operations before
Provision for Income Taxes	(80,239)	14,408	(167,802)	54,625
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	$(80,239)	$14,408	$(167,802)	$54,625
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	$-	$(106,404)	$-	$(179,922)
Loss from Discontinued Operations	$-	$(106,404)	$-	$(179,922)
Net Loss	$(80,239)	$(91,996)	$(167,802)	$(125,297)

Basic and Diluted Loss Per Common Share
Continuing operations	$-	$-	$(0.01)	$-
Discontinued operations	$-	$-	$-	$(0.01)
Total Basic and Diluted Loss Per Common Share	$-	$-	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,381,863	21,881,863	21,381,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
June 30,
2010		2009
Cash Flows from Operating Activities
Net Loss	$(167,802)	$(125,297)
Less: Net loss from discontinued operations	$-	$(179,922)
Profit (Loss) from Continuing Operations	$(167,802)	$54,625
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	7,550	6,702
Changes in operating assets and liabilities:
Accounts receivable	36,704	15,224
Inventory	739	-
Prepaid expenses	12,478	8,586
Accrued expenses	(11,658)	37,570
Accounts payable	26,629	(86,256)
Unearned revenue	(6,182)	(32,726)
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	(101,542)	3,725
Net Cash Used in Operating Activities from Discontinued Operations	-	(163,451)
Net Cash Used in Operating Activities	(101,542)	(159,726)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(11,124)
Net Cash Used in Investing Activities from Continuing Operations	-	(11,124)
Net Cash Used in Investing Activities from Discontinued Operations	-	-
Net Cash Used in Investing Activities	-	(11,124)
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	50,000	-
Principal payments on notes payable	(40,091)	(50,708)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	9,909	(50,708)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	9,909	(50,708)
Net Decrease in Cash	(91,633)	(221,558)
Cash at Beginning of Period	123,784	357,157
Cash at End of Period	$32,151	$135,599

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$11,116	$9,975
Supplemental Noncash Investing and Financing:
During the six months ending June 30, 2010, the Company received from a former subsidiary inventory worth $63,432 and equipment worth $10,000, reducing the accounts receivable balance from the former subsidiary by $73,432

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of discontinued operations of its partially owned variable interest entity, Southfork Solutions, Inc., from January 1, 2009, through June 30, 2009.  Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company had two customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2010 and one customer that represented more than 10% of sales for the three- and six-month periods ended June 30, 2009, as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Customer A	--	21%	--	--
Customer B	37%	18%	--	--
Customer C	--	--	78%	79%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $80,239 and $167,802 for the three and six months ended June 30, 2010, respectively.  The Company used $101,542 of cash in operating activities for the six months ended June 30, 2010.  The Company had a working capital deficiency of $280,775 and a stockholders’ deficiency of $598,949 as of June 30, 2010.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments – The carrying amounts of the Company’s current portion of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, unearned revenue, notes payable, and notes payable to related parties approximate fair value due to the relatively short period to maturity for these instruments.

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

Net Profit (Loss) per Common Share – Basic and diluted net profit (loss) per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.”  As of June 30, 2010 and 2009, 3,465,000 and 3,520,500, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 505, “Share-Based Payment.”  Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either: (a) a performance commitment, as defined, is reached; or (b) the earlier of: (i) the non-employee performance is complete; or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company had no regular inventory as of June 30, 2010, and its inventory as of December 31, 2009, consisted of one piece of equipment valued at $739.  During the six months ended June 30, 2010, the Company received direct materials in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,462.

Note 4 – Notes Payable

In February 2010, the Company paid the balance of $19,035 in full for its note payable to a bank that was due April 2010.

Effective in June 2010, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $27,045 and $145,645 as of June 30, 2010.

Note 5 – Convertible Notes Payable to Related Party

On June 1, 2010, the Company borrowed $50,000 from two of its officers and directors, repayable pursuant to a promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

Note 6 – Investments

Until the fourth quarter of 2009, the Company was engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which the Company had an approximately 39% interest at December 31, 2009.  Effective October 2009, the Company is no longer in management or financial control of this entity, although as of June 30, 2010, it holds an approximately 38% minority interest.  Effective September 30, 2009, the Company changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

Note 7 – Subsequent Events

In August 2010, the Company borrowed $50,000 from two of its officers and directors, repayable pursuant to a promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

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

Until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 39% interest at December 31, 2009.  Effective October 2009, we are no longer in management or financial control of this entity, although as of June 30, 2010, we hold an approximately 38% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenues

Our revenue was $110,736 and $272,997 for the three and six months ended June 30, 2010, respectively, compared to $310,479 and $614,257 for the three and six months ended June 30, 2009, respectively, representing a decrease of $199,743, or 64%, and $341,260, or 56%, for the three- and six-month periods, respectively.  The decrease in revenues was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Cost of Revenue

Our cost of revenue was $45,319 and $120,366 for the three and six months ended June 30, 2010, respectively, compared to $110,980 and $213,889 for the three and six months ended June 30, 2009, respectively, representing a decrease of $65,661, or 59%, and $93,523, or 44%, for the three- and six-month periods, respectively.  The gross margin percentage on revenue was 59% and 56% for the three and six months ended June 30, 2010, respectively, and 64% and 65% for the three and six months ended June 30, 2009, respectively.  The decrease in the gross margin percentage for the three and six months ended June 30, 2010, from the three and six months ended June 30, 2009, was due to a higher percentage of revenue from hardware sales rather than from the associated service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $68,632 and $145,039 for the three and six months ended June 30, 2010, respectively, compared to $99,048 and $181,134 for the three and six months ended June 30, 2009, respectively, representing a decrease of $30,416, or 31%, and $36,095, or 20%, for the three- and six-month periods, respectively.  The decrease in our general and administrative expenses for the three- and six-month periods ended June 30, 2010, as compared to the three and six months ended June 30, 2009, reflects a decrease in salary for executives while other personnel were reassigned from supporting the regional hospital customer full-time in 2009 to developing new business strategies for the IT services sector in 2010.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $6,290 and $31,133 for the three and six months ended June 30, 2010, respectively, compared to $15,510 and $36,017 for the three and six months ended June 30, 2009, respectively, representing a decrease of $9,220, or 59%, and $4,884, or 14%, for the three- and six-month periods, respectively.  The decrease in our professional fees expenses for the three- and six-month periods ended June 30, 2010, as compared to the three and six months ended June 30, 2009, reflects the improvements in our filing and audit support practices that reduced our expenditures.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $17,617 and $36,627 for the three and six months ended June 30, 2010, respectively, compared to $30,870 and $54,261 for the three and six months ended June 30, 2009, respectively, representing a decrease of $13,253, or 43%, and $17,634, or 32%, for the three- and six-month periods, respectively.  The decrease in our selling and marketing expenses for the three- and six-month periods ended June 30, 2010, as compared to the three and six months ended June 30, 2009, reflects our reduction of full-time dedicated staff in this department.

Research and Development — Research and development expenses were $38,816 and $79,710 for the three and six months ended June 30, 2010, respectively, compared to $35,170 and $64,099 for the three and six months ended June 30, 2009, respectively, representing an increase of $3,646, or 10%, and $15,611, or 24%, for the three- and six-month periods, respectively.  The increase in research and development expenses reflects the reclassification of our engineering staff supporting discontinued operations in 2009 to supporting continuing operations in 2010.

Interest expense was $14,327 and $28,107 for the three and six months ended June 30, 2010, respectively, as compared to $4,753 and $10,711 for the three and six months ended June 30, 2009, respectively, representing an increase of $9,574, or 201%, and $17,396, or 162%, for the three- and six-month periods, respectively  The increase in interest expense is directly related to our increased use of short-term borrowing while we build up our revenues to cover operations.

Liquidity and Capital Resources

At June 30, 2010, our principal source of liquidity consisted of $32,151 of cash, as compared to $123,784 of cash at December 31, 2009.  In addition, our stockholders’ deficit was $598,949 at June 30, 2010, compared to stockholders’ deficit of $431,147 at December 31, 2009, an increase in the deficit of $167,802.

Our continuing operations used $101,542 of net cash during the six months ended June 30, 2010, as compared to the $40,309 of net cash provided by our continuing operations during the six months ended June 30, 2009.  The $141,851 increase in the net cash used by our operating activities resulted primarily from the reduction in revenues due to the lost service contract with a local regional hospital.

Investing activities for the six months ended June 30, 2010, used no net cash, as compared to $11,124 net cash used during the six months ended June 30, 2009.  However, we had noncash investing activities of $10,000 for equipment in the six-month period ended June 30, 2010.  We also had noncash operating activities of $63,432 for direct materials inventory in the six-month period ended June 30, 2010.  The noncash activities were a result of exchanging equipment and materials for debt reduction with a former variable interest subsidiary.

Financing activities for our continuing operations provided net cash of $9,909 during the six months ended June 30, 2010, compared to using net cash of $50,708 during the six months ended June 30, 2009.  The increase of $60,617 of net cash provided in financing activities is the result of borrowing under related party notes payable and paying down less principal in 2010.

We are focusing our efforts on increasing revenue while we explore external funding alternatives.  We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  We have also arranged payment deferments on loans to increase our cash flow, resulting in a reduction of $2,721 in loan payments for the next six months.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues, along with additional funding sources, will be sufficient for our IT business solutions segment to continue as a going concern.  In order to expand our product offerings, we expect that we will require additional investments and sales.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application.  The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2009, consolidated financial statements.  Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010

Item 10	Material Contracts
10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010

10.09	Promissory Note dated August 12, 2010	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 13, 2010	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer