Form 10-K/A
period 2009-12-31
TETRIDYN SOLUTIONS INC
filed 2010-10-22
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, immediately following the signature page and supplemental information.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

2

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.05	Debt Resolution Agreement between TetriDyn Solutions, Inc. and David W. Hempstead signed April 24, 2007	Incorporated by reference from the current report on Form 8-K filed April 27, 2007.
10.06	Amendment dated October 9, 2009, to Consulting Agreement dated July 17, 2007, with Southfork Solutions, Inc., also included	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed November 10, 2009.

3

Exhibit Number*	Title of Document	Location
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K filed March 31, 2010.
Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-KSB filed March 31, 2008.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
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

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.

Date: October 22, 2010	By:	/s/David W. Hempstead
David W. Hempstead, President

5

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows (restated) for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows (restated) for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

WEBB & COMPANY, P.A.
Certified Public Accountants

/s/ Webb & Company, P.A.

Boynton Beach, Florida
March 29, 2010, except for Note 1, to
which the date is October 21, 2010

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2009	2008
ASSETS
Current Assets
Cash		$ 123,784	$ 77,914
Accounts receivable, current portion		132,706	17,492
Prepaid expenses and other current assets		17,545	12,445
Current assets of discontinued operations		-	279,243
Total Current Assets		274,035	387,094
Property and Equipment, net		43,005	45,625
Property and Equipment of Discontinued Operations, net		-	7,179
Accounts receivable, net of current portion		3,088	6,604
Total Assets		$ 320,128	$ 446,502

LIABILITIES
Current Liabilities
Accounts payable		$ 217,135	$ 3,771
Accrued liabilities		64,970	60,892
Unearned revenue		33,084	62,885
Notes payable, current portion		113,181	119,014
Current liabilities of discontinued operations		-	622
Total Current Liabilities		428,370	247,184
Long-Term Liabilities
Notes payable, net of current portion		322,905	216,909
Total Long-Term Liabilities		322,905	216,909
Total Liabilities		751,275	464,093

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	no shares, respectively	1,200	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,381,863 shares, respectively	21,882	21,382
Additional paid-in capital		2,810,330	2,730,575
Non-controlling interest in discontinued operations		-	876,453
Accumulated deficit		(3,264,559)	(3,646,001)
Total Stockholders' Deficit		(431,147)	(17,591)

Total Liabilities and Stockholders' Deficit		$ 320,128	$ 446,502

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009 Restated ( See Note 1)	2008 Restated (See Note 1)
Cash Flows from Operating Activities
Net Profit (Loss)	$ 381,442	$ (391,525)
Less: Net profit (loss) from discontinued operations	$ 759,562	$ (383,572)
Loss from Continuing Operations	$ (378,120)	$ (7,953)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	13,636	11,187
Loss on disposal of asset	109	-
Common stock issued for services	28,000	50,286
Preferred stock issued for services	53,455	-
Granted stock options	-	117,235
Changes in operating assets and liabilities:
Accounts receivable	(22,839)	(23,278)
Inventory	(739)	-
Prepaid expenses	(4,361)	(2,261)
Accrued expenses	(26,824)	(12,577)
Accounts payable	118,940	(53,030)
Unearned revenue	(29,801)	5,082
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	(248,544)	84,691
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	203,799	347,740
Net Cash Provided by (Used in) Operating Activities	(44,745)	432,431
Cash Flows from Investing Activities
Purchase of property and equipment for continuing operations	(11,125)	(11,548)
Purchase of property and equipment for discontinued operations	-	(7,405)
Cash increase (decrease) due to deconsolidation of subsidiary	1,577	(279,243)
Net Cash Used in Investing Activities from Continuing Operations	(11,125)	(11,548)
Net Cash Provided by (Used in) Investing Activities from Discontinued Operations	1,577	(286,648)
Net Cash Used in Investing Activities	(9,548)	(298,196)
Cash Flows from Financing Activities
Proceeds from borrowing under notes payable	200,000	-
Principal payments on notes payable	(99,837)	(205,255)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	100,163	(205,255)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-	-
Net Cash Provided by (Used in) Financing Activities	100,163	(205,255)
Net Increase (Decrease) in Cash	45,870	(71,020)
Cash at Beginning of Period	77,914	148,934
Cash at End of Period	$ 123,784	$ 77,914

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense and lines of credit	$ 28,172	$ 31,425

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

Restatement – On October 5, 2010, the Company determined that it had not properly presented the disposal of its VIE on the Consolidated Statements of Cash Flows under ASC 230-10-45-4, which requires the Company to classify the cash held by the VIE upon deconsolidation as cash used in investment activities.  As a result of this adjustment, the Company was required to amend its Form 10-K for the year ended December 31, 2009.  The adjustment did not have any effect on the Consolidated Statement of Operations or on the net income (loss) per share for the years ended December 31, 2009 and 2008.  The adjustments made are detailed below:

	As Originally
Year Ended December 31, 2008	Reported	Adjustment		As Restated
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	$84,691	$		$84,691
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	347,740			347,740
Net Cash Provided by (Used in) Operating Activities	432,431			432,431

Cash increase (decrease) due to deconsolidation of subsidiary	-		(279,243)	(279,243)
Net Cash Used in Investing Activities from Continuing Operations	(11,548)			(11,548)
Net Cash Used in Investing Activities from Discontinued Operations	(7,405)			(286,648)
Net Cash Used in Investing Activities	(18,953)			(298,196)

Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(205,255)			(205,255)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-			-
Net Cash Provided by (Used in) Financing Activities	(205,255)			(205,255)

Net Increase (Decrease) in Cash	208,223		(279,243)	(71,020)

Cash at Beginning of Period	148,934			148,934

Cash at End of Period	$357,157		$(279,243)	$77,914

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	As Originally
Year Ended December 31, 2009	Reported	Adjustment		As Restated
Net Cash Provided by (Used in) Operating Activities from Continuing Operations	$(248,544)	$		$(248,544)
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	(73,867)		277,666	203,799
Net Cash Provided by (Used in) Operating Activities	(322,411)			(44,745)

Cash increase (decrease) due to deconsolidation of subsidiary	-		1,577	1,577
Net Cash Used in Investing Activities from Continuing Operations	(11,125)			(11,125)
Net Cash Used in Investing Activities from Discontinued Operations	-			1,577
Net Cash Used in Investing Activities	(11,125)			(9,548)

Net Cash Provided by (Used in) Financing Activities from Continuing Operations	100,163			100,163
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	-			-
Net Cash Provided by (Used in) Financing Activities	100,163			100,163

Net Increase (Decrease) in Cash	(233,373)		279,243	45,870

Cash at Beginning of Period	357,157		(279,243)	77,914

Cash at End of Period	$123,784			$123,784

Note 2 – Property and Equipment

Property and equipment consist of the following as of December 31, 2009 and 2008:

December 31,	2009	2008
Computer & office equipment	$ 41,587	$ 71,784
Company vehicle	33,981	33,981
Accumulated depreciation	(32,563)	(60,140)
	$ 43,005	$ 45,625

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2008, the Company concluded that Southfork met the definition of a VIE because the Company had an agreement with Southfork to fully manage and control the financial direction of Southfork and is the primary beneficiary of its operations.  However, effective September 30, 2009, the Company concluded that Southfork no longer met the definition of a VIE because the Company was not in management or control of the financial direction of Southfork; the Company was also no longer the primary beneficiary of Southfork’s operations.  Effective September 30, 2009, the Company changed from the VIE consolidation method of accounting for Southfork to the cost method of accounting for its investment in the Southfork securities, based on guidance from FASB ASC 323, which provides direction to demonstrate proof of inability to exercise significant influence, including, but not limited to, the majority ownership of the investee being concentrated among a small group of shareholders who operate the investee without regard to the views of the investor.  Although the Company owned 39.2% of Southfork, the three remaining Southfork board members collectively represented 54.9% of Southfork’s ownership.

The Company’s gain on disposal of discontinued operations associated with Southfork was determined using the fair value of the assets and liabilities upon deconsolidation.  Southfork had a negative net worth as of the date of deconsolidation on September 30, 2009; the Company, therefore, realized a gain from the disposal of those liabilities.  Southfork continued to have a net loss in the fourth quarter of 2009; therefore, there were no additional losses recorded under the cost method of accounting.

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