Form 10-Q/A
period 2010-06-30
TETRIDYN SOLUTIONS INC
filed 2010-10-22
CIK 827099

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$110,736	$310,479	$272,997	$614,257
Cost of Revenue	45,319	110,980	120,366	213,889
Gross Profit	65,417	199,499	152,631	400,368
Operating Expenses
General and administrative	68,632	99,048	145,039	181,134
Professional fees	6,290	15,510	31,133	36,017
Selling and marketing	17,617	30,870	36,627	54,261
Research and development	38,816	35,170	79,710	64,099
Total Operating Expenses	131,355	180,598	292,509	335,511
Net Profit (Loss) from Operations	(65,938)	18,901	(139,878)	64,857
Other Income (Expenses)
Other Income	-	-	61	64
Interest Income	26	260	122	415
Interest Expense	(14,327)	(4,753)	(28,107)	(10,711)
Total Other Income (Expenses)	(14,301)	(4,493)	(27,924)	(10,232)
Net Profit (Loss) from Continuing Operations before
Provision for Income Taxes	(80,239)	14,408	(167,802)	54,625
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	$(80,239)	$14,408	$(167,802)	$54,625
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	$-	$(106,404)	$-	$(179,922)
Loss from Discontinued Operations	$-	$(106,404)	$-	$(179,922)
Net Loss	$(80,239)	$(91,996)	$(167,802)	$(125,297)

Basic and Diluted Loss Per Common Share
Continuing operations	$-	$-	$(0.01)	$-
Discontinued operations	$-	$-	$-	$(0.01)
Total Basic and Diluted Loss Per Common Share	$-	$-	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,381,863	21,881,863	21,381,863

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

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010

Item 10	Material Contracts
10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010

10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the three months ended June 30, 2010, filed August 16, 2010

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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