Form 10-Q
period 2010-09-30
TETRIDYN SOLUTIONS INC
filed 2010-11-12
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010, issuer had 21,881,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2010	2009
		(Unaudited)
	ASSETS
	Current Assets
	Cash	$32,973	$123,784
	Accounts receivable, current portion	18,267	132,706
	Inventory	63,432	739
	Prepaid expenses	8,137	16,806
	Total Current Assets	122,809	274,035
	Property and Equipment, net	41,554	43,005
	Accounts receivable, net of current portion	156	3,088
	Total Assets	$164,519	$320,128

	LIABILITIES
	Current Liabilities
	Accounts payable	$267,717	$217,135
	Accrued liabilities	55,831	64,970
	Unearned revenue	32,419	33,084
	Notes payable, current portion	76,532	113,181
	Total Current Liabilities	432,499	428,370
	Long-Term Liabilities
	Notes payable, net of current portion	318,004	322,905
	Convertible note payable to related party	100,000	-
	Total Long-Term Liabilities	418,004	322,905
	Total Liabilities	850,503	751,275

	COMMITMENTS AND CONTINGENCIES	-	-

	STOCKHOLDERS' DEFICIT
	Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
	Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,881,863 shares, respectively	21,882	21,882
	Additional paid-in capital	2,810,330	2,810,330
	Accumulated deficit	(3,519,396)	(3,264,559)
	Total Stockholders' Deficit	(685,984)	(431,147)

	Total Liabilities and Stockholders' Deficit	$164,519	$320,128

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$168,442	$107,221	$441,439	$721,478
Cost of Revenue	106,664	51,202	227,030	265,091
Gross Profit	61,778	56,019	214,409	456,387
Operating Expenses
General and administrative	34,254	71,014	179,293	252,148
Professional fees	7,167	9,456	38,300	45,473
Selling and marketing	44,332	28,945	80,959	83,206
Research and development	43,807	127,895	123,517	191,994
Total Operating Expenses	129,560	237,310	422,069	572,821
Net Profit (Loss) from Operations	(67,782)	(181,291)	(207,660)	(116,434)
Other Income (Expenses)
Other Income	-	-	61	64
Interest Income	12	54	134	469
Interest Expense	(19,265)	(5,901)	(47,372)	(16,612)
Total Other Income (Expenses)	(19,253)	(5,847)	(47,177)	(16,079)
Net Loss from Continuing Operations before
Provision for Income Taxes	(87,035)	(187,138)	(254,837)	(132,513)
Provision for Income Taxes	-	-	-	-
Net Loss from Continuing Operations	$(87,035)	$(187,138)	$(254,837)	$(132,513)
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	$-	$(63,856)	$-	$(243,778)
Loss from Discontinued Operations	$-	$(63,856)	$-	$(243,778)
Net Loss	$(87,035)	$(250,994)	$(254,837)	$(376,291)

Basic and Diluted Loss Per Common Share
Continuing operations	$-	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$-	$-	$-	$(0.01)
Total Basic and Diluted Loss Per Common Share	$-	$(0.01)	$(0.01)	$(0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,381,863	21,881,863	21,381,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(254,837)	$(376,291)
Less: Net loss from discontinued operations	$-	$(243,778)
Loss from Continuing Operations	$(254,837)	$(132,513)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	11,451	10,236
Changes in operating assets and liabilities:
Accounts receivable	43,939	14,191
Inventory	739	-
Prepaid expenses	8,669	8,776
Accrued expenses	(9,139)	9,809
Accounts payable	50,582	14,068
Unearned revenue	(665)	(38,069)
Net Cash Used in Operating Activities from Continuing Operations	(149,261)	(113,502)
Net Cash Provided by Operating Activities from Discontinued Operations	-	44,748
Net Cash Used in Operating Activities	(149,261)	(68,754)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(11,124)
Net Cash Used in Investing Activities from Continuing Operations	-	(11,124)
Net Cash Used in Investing Activities from Discontinued Operations	-	-
Net Cash Used in Investing Activities	-	(11,124)
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	100,000	-
Proceeds from borrowing under notes payable	-	50,000
Principal payments on notes payable	(41,550)	(76,076)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	58,450	(26,076)
Net Cash Provided by Financing Activities from Discontinued Operations	-	125,000
Net Cash Provided by Financing Activities	58,450	98,924
Net Increase (Decrease) in Cash	(90,811)	19,046
Cash at Beginning of Period	123,784	77,914
Cash at End of Period	$32,973	$96,960

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$11,900	$14,476
Supplemental Noncash Investing and Financing:
During the nine months ending September 30, 2010, the Company received from a former subsidiary inventory worth $63,432 and equipment worth $10,000, reducing the accounts receivable balance from the former subsidiary by $73,432

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), and results of discontinued operations of its partially owned variable interest entity, Southfork Solutions, Inc., from January 1, 2009, through September 30, 2009.  Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company had three customers that represented more than 10% of sales for either the three- or nine-month period ended September 30, 2010, and two customers that represented more than 10% of sales for either the three- and nine-month periods ended September 30, 2009, as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Customer A	--	13%	--	--
Customer B	40%	16%	--	--
Customer C	--	12%	15%	--
Customer D	--	--	13%	--
Customer E	--	--	--	66%

Going Concern– The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $87,035 and $254,837 for the three and nine months ended September 30, 2010, respectively.  The Company used $149,261 of cash in operating activities for the nine months ended September 30, 2010.  The Company had a working capital deficiency of $309,690 and a stockholders’ deficiency of $685,984 as of September 30, 2010.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Profit (Loss) per Common Share – Basic and diluted net profit (loss) per common share is computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.”  As of September 30, 2010 and 2009, 3,465,000 and 3,520,500, respectively, of common share equivalents were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company had no regular inventory as of September 30, 2010, and its inventory as of December 31, 2009, consisted of one piece of equipment valued at $739.  During the nine months ended September 30, 2010, the Company received direct materials in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,462.

Note 4 – Notes Payable

In February 2010, the Company paid the balance of $19,035 in full for its note payable to a bank that was due April 2010.

Effective in June 2010, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $27,045 and $145,645 as of September 30, 2010.

Effective in July 2010, a separate economic development lender agreed to suspend all loan payments toward principal and interest for six months.  The balance of the loan was $104,829 as of September 30, 2010.

Note 5 – Convertible Notes Payable to Related Party

On June 1, 2010, the Company borrowed $50,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

In August 2010, the Company borrowed an additional $50,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

Note 6 – Investments

Until the fourth quarter of 2009, the Company was engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which the Company had an approximately 39% interest at December 31, 2009.  Effective October 2009, the Company is no longer in management or financial control of this entity, although as of September 30, 2010, it holds an approximately 38% minority interest.  Effective September 30, 2009, the Company changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

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

Until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 39% interest at December 31, 2009.  Effective October 2009, we are no longer in management or financial control of this entity, although as of September 30, 2010, we hold an approximately 38% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

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

Research and development expenses consist of payroll and related costs for software engineers and management personnel, and the costs of materials and equipment used by these employees, in the development of new or enhanced product offerings.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Our revenue was $168,442 and $441,439 for the three and nine months ended September 30, 2010, respectively, compared to $107,221 and $721,478 for the three and nine months ended September 30, 2009, respectively, representing an increase of $61,221, or 57%, for the three-month period and a decrease of $280,039, or 39%, for the nine-month period.  The increase in the three-month period was due to increased support and hardware sales to regional critical access hospitals.  The decrease in revenues in the nine-month period was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Cost of Revenue

Our cost of revenue was $106,664 and $277,030 for the three and nine months ended September 30, 2010, respectively, compared to $51,202 and $265,091 for the three and nine months ended September 30, 2009, respectively, representing an increase of $55,462, or 108%, for the three-month period and a decrease of $38,061, or 14%, for the nine-month period.  The gross margin percentage on revenue was 37% and 49% for the three and nine months ended September 30, 2010, respectively, and 52% and 63% for the three and nine months ended September 30, 2009, respectively.  The decrease in the gross margin percentage for the three and nine months ended September 30, 2010, from the three and nine months ended September 30, 2009, was due to a higher percentage of revenue from hardware sales rather than from the associated service sales.  Hardware sales have a significantly lower gross margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2010 and 2009, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $34,254 and $179,293 for the three and nine months ended September 30, 2010, respectively, compared to $71,014 and $252,148 for the three and nine months ended September 30, 2009, respectively, representing a decrease of $36,760, or 52%, and $72,855, or 29%, for the three- and nine-month periods, respectively.  The decrease in our general and administrative expenses for the three- and nine-month periods ended September 30, 2010, as compared to the three- and nine- month periods ended September 30, 2009, reflects a decrease in salary for executives.  The three-month decrease was also influenced by  personnel being reassigned from general and administrative business development to sales and marketing activities associated with those new business development initiatives.

Professional Fees — Professional fees expenses, including noncash compensation expense, were $7,167 and $38,300 for the three and nine months ended September 30, 2010, respectively, compared to $9,456 and $45,473 for the three and nine months ended September 30, 2009, respectively, representing a decrease of $2,289, or 24%, and $7,173, or 16%, for the three- and nine-month periods, respectively.  The decrease in our professional fees expenses for the three- and nine-month periods ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, reflects the improvements in our filing and audit support practices that reduced our expenditures.

Selling and Marketing — Selling and marketing expenses, including noncash compensation expense, were $44,332 and $80,959 for the three and nine months ended September 30, 2010, respectively, compared to $28,945 and $83,206 for the three and nine months ended September 30, 2009, respectively, representing an increase of $15,387, or 53%, for the three-month period and a decrease of $2,247, or 3%, for the nine-month period.  The increase in our selling and marketing expenses in the three-month period ended September 30, 2010, as compared to the three months ended September 30, 2009, reflects the reassignment of personnel from general and administrative business development to sales and marketing activities associated with those new business development initiatives.  The decrease in our selling and marketing expenses in the nine-month period ended September 30, 2010, as compared to the nine months ended September 30, 2009, was immaterial.

Research and Development — Research and development expenses were $43,807 and $123,517 for the three and nine months ended September 30, 2010, respectively, compared to $127,895 and $191,994 for the three and nine months ended September 30, 2009, respectively, representing a decrease of $84,088, or 66%, and $68,477, or 36%, for the three- and nine-month periods, respectively.  The decrease in research and development expenses reflects the reduction of staff in 2010.

Interest expense was $19,265 and $47,372 for the three and nine months ended September 30, 2010, respectively, as compared to $5,901 and $16,612 for the three and nine months ended September 30, 2009, respectively, representing an increase of $13,364, or 226%, and $30,760, or 185%, for the three- and nine-month periods, respectively.  The increase in interest expense is directly related to our increased use of short-term borrowing while we build up our revenues to cover operations.

Liquidity and Capital Resources

At September 30, 2010, our principal source of liquidity consisted of $32,973 of cash, as compared to $123,784 of cash at December 31, 2009.  In addition, our stockholders’ deficit was $685,984 at September 30, 2010, compared to a stockholders’ deficit of $431,147 at December 31, 2009, an increase in the deficit of $254,837.

Our continuing operations used $149,261 of net cash during the nine months ended September 30, 2010, as compared to $113,502 of net cash used by our continuing operations during the nine months ended September 30, 2009.  The $35,759 increase in the net cash used by our operating activities resulted primarily from the reduction in revenues due to the lost service contract with a local regional hospital.

Investing activities for the nine months ended September 30, 2010, used no net cash, as compared to $11,124 net cash used during the nine months ended September 30, 2009.  However, we had noncash investing activities of $10,000 for equipment in the nine-month period ended September 30, 2010.  We also had noncash operating activities of $63,432 for direct materials inventory in the nine-month period ended September 30, 2010.  The noncash activities were a result of exchanging equipment and materials for debt reduction with a former variable interest subsidiary.

Financing activities for our continuing operations provided net cash of $58,450 during the nine months ended September 30, 2010, compared to using net cash of $26,076 during the nine months ended September 30, 2009.  The increase of $84,526 of net cash provided in financing activities is the result of borrowing under related-party notes payable and paying down less principal in 2010.

We are focusing our efforts on increasing revenue while we explore external funding alternatives.  We currently have contracts in place for future deliveries of our consulting services, our AeroMD product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  We have also arranged payment deferments on loans to increase our cash flow, resulting in a reduction of $4,721 in loan payments for the next three months.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues, along with additional funding sources, will be sufficient for our IT business solutions segment to continue as a going concern.  In order to expand our product offerings, we expect that we will require additional investments and sales.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: November 12, 2010	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer