Form 10-K
period 2010-12-31
TETRIDYN SOLUTIONS INC
filed 2011-04-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $268,810.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 12, 2011, issuer had 21,881,863 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	whether we will be able to overcome the general downturn in the economy to expand our markets and increase revenues;

•	whether we will be able to obtain additional amounts of capital from external sources in order to expand our product offerings and entry into new markets with new products;

•	whether the substantial amounts we need to spend for product development will enable us to penetrate new markets and expand sales;

•	whether recently adopted national healthcare legislative reform will adversely affect the particular segments of the industry in which we are engaged;

•	whether our efforts to protect our intellectual properties will be successful;

•	whether our intellectual properties interfere with the intellectual properties of others; and

•	whether we will be able to engage and retain qualified technical and executive personnel.

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

PART I

ITEM 1.  BUSINESS

Nature of Business

TetriDyn Solutions, Inc. (“TetriDyn”), specializes in providing business information technology (IT) solutions to our customers.  We optimize business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions primarily to the healthcare industry.  We are expanding our service offerings into select other professional industries as we are able to commercialize product ideas for developing markets.

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

IT Solutions

We provide IT solutions to the healthcare industry, but we are expanding our business IT solutions to select other industries.  We believe the IT solutions needed by the healthcare industry are similar to IT solutions needed by other industries.  All modern companies require a reliable network and computing infrastructure; however, many small-to-midsize businesses cannot afford to employ a full IT department with advanced engineering and related management capabilities to effectively use and manage such resources.  We provide a cost-effective conduit to an array of IT skills from management to engineering to basic technical assistance.

Our IT solutions range from full-service IT management to the sale of software and hardware products.  We have categorized our solutions into four interrelated and complimentary areas, each of which is discussed in more detail below:

1.      Healthcare Solutions

2.      IT Services

3.      ChargeCatcher Revenue Recovery Services

4.      Radio Frequency Identification (RFID) Solutions

Healthcare Solutions

We are a value-added reseller (VAR) for McKesson Corporation healthcare software and service packages and have recently upgraded to becoming a One McKesson VAR, which provides us with additional priority and services from McKesson.  We sell, install, implement, support, and train on the following McKesson products: Medisoft Clinical, Lytec MD, and Total Practice Partner.  McKesson Corporation, currently ranked 18th on the FORTUNE 500, is one of the largest healthcare companies in the world.

We also provide custom software development for specialized electronic medical record, or EMR, charts, customized reports, and interfaces for other software systems.

We had developed and marketed our proprietary AeroMD EMR product nationwide through direct marketing and a group of VARs throughout the country.  Our AeroMD EMR product offered medical offices the wireless ability to perform all office tasks from scheduling and examinations to prescription and billing processes.  However, we have recently moved our AeroMD EMR product into the maintenance phase of product development, in which we will continue to support our existing AeroMD EMR customers for the next two years but we will no longer pursue new customers for the product.  This decision was based on business analysis in the light of the recent changes in the healthcare industry that would have required extensive and expensive changes to the product to meet the definition of “meaningful use” to qualify for the American Recovery and Reinvestment Act of 2009 stimulus funding.  We have been working with our AeroMD EMR customers to transition them to McKesson EMR products in the future.

IT Services

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

IT services that we provide to our customers include, but are not limited to, the following:

•	IT Infrastructure Assessment

•	IT Strategic Planning

•	Network Optimization

•	Engineering & Software Services

•	Systems Lifecycle Engineering

•	Technology Contract Review

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

ChargeCatcher Revenue Recovery Services

In 2011, we introduced a new proprietary product and associated services called ChargeCatcher.  ChargeCatcher specifically targets revenue recovery in hospital environments.  ChargeCatcher augments a hospital staff’s ability to capture lost revenue due to data-entry errors, missing charge sheets, or other process errors.  We perform advanced data mining and statistical correlation methodologies on a hospital’s chargeable items, while also employing artificial intelligence algorithms, to identify services and materials that were expended but never billed.  By reviewing the identified missed charges, hospitals can correct their processes going forward.

ChargeCatcher fees are set on a contingency basis in which we are paid a percentage of the recovered revenue.  This revenue model protects our customers if they have little lost revenue, while it benefits us for high-quality data analysis that results in identifying increased lost revenue.

RFID Solutions

Starting in 2009, we expanded our previous radio-frequency identification, or RFID, research and development to address problem areas in the healthcare segment, including issues surrounding patient care, optimized business processes for the healthcare providers, and improved reporting of incidents.  Our team has a unique combination of radio frequency, electrical, firmware, software, database, and systems engineering expertise.  This blend of expertise allows us to create a complete, integrated system that includes: hardware devices worn by individuals; communications equipment; complex databases; and software systems that provide advanced reporting and analysis tools.

In 2011, we established our first two beta-test sites for our healthcare RFID solutions that include automatic fall detection, motion detection, identification of location within a facility, and proximity of facility employee to facility resident.  Beta testing was initialized in the first quarter of 2011.

Previous Livestock Segment Activities

Until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 40% and 39% interest at December 31, 2010 and 2009, respectively.  Effective October 2009, we are no longer in management or financial control of this entity, although we continue to hold our approximately 40% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.  See Note 8, Investments, of the Notes to Consolidated Financial Statements.

Research and Development

We incurred costs of $162,245 and $194,003 for research and development for our continuing operations during the years ended December 31, 2010 and 2009, respectively.  In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

Intellectual Property

We believe our intellectual properties are critical to our business and growth.  We rely on trade secret protection; confidentiality agreements with employees, consultants, customers, and others with whom we interact; and patent laws to protect our proprietary rights.  We do not believe that our business IT solutions segment is dependent upon or obtains a competitive advantage from our patents or that the expiration of any patent would materially affect our business.

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

Employees

As of April 12, 2011, we had nine employees, including eight full-time employees, consisting of two executive officers, who are also directors and perform technical and managerial functions, six other technical and sales employees, and one part-time administrative staff.

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

The current economic crises may adversely affect our ability to expand or generate new sales from our healthcare industry customers, which are likely to continue to face reduced patient and procedure revenues and patient and third-party payments.  We may be unable to expand sales in a constricted or further constricting healthcare industry economy.

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2010 and 2009, contains an explanatory paragraph about our ability to continue as a going concern.

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

Our prospects must be considered in light of the risks, expenses, delays, problems, and difficulties that we may encounter in entering new markets with our business IT solutions, including:

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

We are dependent upon the continued participation and assistance of our key management and technical personnel, including David Hempstead, Chief Executive Officer, Chief Financial Officer, and President, and Antoinette Knapp, Deputy Chief Executive Officer and Vice President.  We do not have and generally do not intend to acquire keyman life insurance on any of our executives.  We will require the recruitment and retention of additional personnel, including technical advisors and management, and the development of additional expertise by existing management.  The inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

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

Because our customers will use our products and services for mission-critical applications in the medical and other fields, any errors, defects, or other performance problems could result in liability or financial or other damages to our customers.  They could seek damages for losses from us that, if successful, could have a material adverse effect on our business, operating results, or financial condition.  Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions.  A service-related liability claim brought against us, even if unsuccessful, could be time-consuming, costly to defend, and harm our reputation.

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

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the Securities and Exchange Commission.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This item is not applicable to our company.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 1651 Alvin Ricken Drive, Pocatello Idaho, where we lease approximately 5,500 square feet of office space from an unrelated party at $1,700 per month on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board until early 2011 and on the Over-The-Counter Quotation Board thereafter.  Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2011:
Second Quarter (through April 12)	$0.02	$0.03
First Quarter	0.02	0.04

2010:
Fourth Quarter	0.02	0.06
Third Quarter	0.03	0.06
Second Quarter	0.01	0.06
First Quarter	0.04	0.04

2009:
Fourth Quarter	0.05	0.06
Third Quarter	0.07	0.15
Second Quarter	0.09	0.15
First Quarter	0.06	0.15

On April 12, 2011, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.02.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of April 12, 2011, we had approximately 820 stockholders.

Issuance of Series A Preferred Stock

On November 12, 2009, the executive compensation committee consisting of our two independent directors approved the issuance of 600,000 Series A Preferred Stock to each of David W. Hempstead and Antoinette R. Knapp for services.  Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20th of the dividends on common stock and in distributions in dissolution and liquidation.  The stock was valued at $26,728 per recipient.  See Note 6, Stockholders’ Equity, of the Notes to Consolidated Financial Statements.

This transaction was effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.  The recipients of the stock are our officers, directors, and operating executives and are, therefore, accredited investors.  The securities were acquired for investment and bear a restrictive legend.  No cash proceeds were received by us for this issuance, and no underwriter participated in the transaction.

Issuance of Common Stock to Directors

On December 28, 2009, we issued 150,000 shares of common stock to each of our two outside directors (300,000 total shares) for their services valued at the fair value on the date of grant of $16,800.  We also granted 200,000 shares of common stock to our employees valued at the fair value on the date of grant of $11,200.

These grants were effected in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act for transactions not involving a public offering.  The recipients of the stock are our outside directors, who are accredited investors, and our employees.  The securities were acquired for investment and bear a restrictive legend.  The transactions were effected through direct communications between the recipients and our executive officers.  No cash proceeds were received by us in this issuance, and no underwriter participated in the transactions.

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

Overview

We optimize business and IT processes by utilizing systems engineering methodologies, strategic development, and integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions to the healthcare industry.  We are expanding our service offerings into select other professional industries as those markets develop and as we develop new applications for our integrated system of radio frequency identification (RFID) and software solutions for tracking, management, and diagnostic systems.

Until the fourth quarter of 2009, we also were engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which is developing electronic livestock tracking systems, in which we had an approximately 40% and 39% interest at December 31, 2010 and 2009, respectively.  Effective October 2009, we are no longer in management or financial control of this entity, although we continue to hold our approximately 40% minority interest.  Effective September 30, 2009, we changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.  See Note 8, Investments, of the Notes to Consolidated Financial Statements.

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

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenues

Our revenue was $672,755 and $867,341 for 2010 and 2009, respectively, representing a decrease of $194,586, or 22%, in 2010.  The decrease in revenue in 2010 was due to the loss of our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.  After losing the contract, we reorganized and began to develop a new customer base, largely focused on the numerous critical access hospitals, clinics, and practices in the region.

Cost of Revenue

Our cost of revenue was $357,770 and $336,974 for 2010 and 2009, respectively, representing an increase of $20,796, or 6%, in 2010.  The gross margin percentage on revenue was 47% and 61% for 2010 and 2009, respectively.  The decrease in the gross margin percentage for 2010 was due to a higher percentage of revenue from hardware sales rather than from service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for 2010 and 2009 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $309,720 and $518,974 for 2010 and 2009, respectively, representing a decrease of $209,254, or 40%, in 2010.  The decrease in our general and administrative expenses in 2010, as compared to 2009, reflects the decreased salary expenditures due to reduced staff in 2010, as well as our executives voluntarily forfeiting a majority of their salaries to conserve cash in 2010.

Professional Fees — Professional fees expenses for our continuing operations, including noncash compensation expense, were $49,336 and $53,793 for 2010 and 2009, respectively, representing a decrease of $4,457, or 8%, in 2010.  The decrease in our professional fees expenses from 2010, as compared to 2009, reflects streamlined filing and reporting processes we implemented in 2010.

Selling and Marketing — Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $131,063 and $112,035 for 2010 and 2009, respectively, representing an increase of $19,028, or 17%, in 2010.  The increase in our selling and marketing expenses from 2010, as compared to 2009, reflects our increased focus on sales and marketing endeavors to build our new customer base after losing our service contract with a regional hospital at the end of the second quarter of 2009 following a change in ownership and management at the hospital.

Research and Development — Research and development expenses for our continuing operation, including noncash compensation expense, were $162,245 and $194,003 for 2010 and 2009, respectively, representing a decrease of $31,758, or 16%, in 2010.  The decrease in research and development expenses in 2010, as compared to 2009, reflects the reduction of staff in 2010.

Interest expense was $63,046 and $30,946 in 2010 and 2009, respectively, an increase of $32,100, or 104%, in 2010.  The increase in interest expense from 2010, as compared to 2009, reflects our increased use of credit lines and loans to cover our cash shortfalls in 2010.

Liquidity and Capital Resources

At December 31, 2010, our principal source of liquidity for our continuing operations consisted of $65,007 of cash, as compared to $123,784 of cash at December 31, 2009.  In addition, our stockholders’ deficit was $746,619 at December 31, 2010, compared to stockholders’ deficit of $431,147 at December 31, 2009, an increase in the deficit of $315,472.

Our continuing operations used net cash of $165,001 during 2010, as compared to using $248,544 of net cash during 2009.  The $83,543 decrease in the net cash used by our continuing operating activities during 2010 primarily resulted from reduced accounts receivable in 2010 compared to 2009.

Investing activities for our continuing operations in 2010 used no net cash, as compared to $11,125 of net cash used during 2009.  The decrease in net cash used was due to less computer equipment being purchased in 2010 as compared to 2009.

Financing activities for our continuing operations provided $106,224 during 2010, compared to using net cash of $100,163 during 2009.  The increase of $6,061 of net cash provided in financing activities was due to less notes principal payments relative to new notes payable in 2010, compared to 2009.

We are focusing our efforts on increasing revenue while we explore external funding alternatives.  We currently have contracts in place for future deliveries of our consulting services, our ChargeCatcher product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2010, consolidated financial statements.  Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenue from software licenses and related installation and support services is recognized when earned and realizable.  Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured.  Amounts billed to customers prior to these criteria being met are deferred.  Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists.  Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements for the year ended December 31, 2010, that would have an impact on our financial position, results of operations, or cash flows.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title

David W. Hempstead	47	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and President
Antoinette R. Knapp	46	Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	86	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	73	Director and Member of Executive Compensation Committee

David Hempstead has served as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Mr. Hempstead sets our strategic direction and works closely with our management team, board of directors, and advisors on all aspects of our operations, from product development to marketing.  He has 26 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance.  Mr. Hempstead brings a unique blend of business and technical expertise to our team.  He has capitalized on his diverse experience by frequently serving as the liaison between our technical and business divisions, enabling efficient and productive communication.  Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company.  Education: BS, Accounting with Computer Science Minor, University of Idaho.  We believe Mr. Hempstead contributes significantly to our board because of his management experience in software enterprises, financial background, and software and research experience, which enable him to provide strategic direction for our growth.

Antoinette Knapp serves as our Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director.  Ms. Knapp served as our Chief Technology Officer, Vice President, and a director since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Ms. Knapp administers all of our corporate and finance activities.  Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales.  Ms. Knapp has 26 years of experience in management, finance, software management, and software development.  Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses.  Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.  Ms. Knapp provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David W. Hempstead	2010	6,311(3)	--	--	--	--	--	104	6,415
PEO	2009	62,585(3)	--	26,728	--	--	--	12,273	101,586
Antoinette R. Knapp	2010	8,934(4)	--	--	--	--	--	83	9,017
Deputy PEO	2009	56,560(4)	--	26,728	--	--	--	83	83,371
_______________

(1)	Equivalent to the enterprise value as of the date of issue and multiplied by 1/20 for the total number of Series A Preferred Shares issued on November 12, 2009.
(2)	Other compensation includes the value of fringe benefits including group life benefit and vehicle use benefit.
(3)
Mr. Hempstead voluntarily forfeited payment of the amount by which his agreed salary of $108,000 exceeded the amount reported.  We recognized a salary expense of $50,000 for Mr. Hempstead in 2010 with $43,689 accounted for as a contribution to capital.

(4)
Ms. Knapp voluntarily forfeited payment of the amount by which her agreed salary of $96,000 exceeded the amount reported.  We recognized a salary expense of $50,000 for Ms. Knapp in 2010 with $41,066 accounted for as a contribution to capital.

Our employment agreements with Mr. Hempstead and Ms. Knapp engage them as at-will employees who we can terminate at any time, with or without cause.  Both Mr. Hempstead and Ms. Knapp agree to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not compete with us for three years after their employment by us terminates for any reason.  Their annual compensation is determined annually by the compensation committee.  Mr. Hempstead’s and Ms. Knapp’s 2009 and 2010 salaries were $108,000 and $96,000, respectively, per year, subject to adjustment by the board.  However, Mr. Hempstead and Ms. Knapp voluntarily forfeited a portion of their 2009 and 2010 salaries to reduce our outgoing cash flow.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2010, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

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
____________________

(1)      All of the foregoing options are fully vested and were unexercised at December 31, 2010.

Directors’ Compensation

No compensation was paid to non-employee directors who served on our board of directors in 2010.  Directors who are employees are not compensated for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2011, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

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
______________________
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

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	3,465,000	$0.10	4,529,000

Equity compensation plans not approved by security holders	--	--	--

Total	3,465,000	$0.10	4,529,000

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

Related-Party Loans

During 2010, we borrowed an aggregate of $150,000 in three separate $50,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes.  The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2010, we were billed approximately $24,285 for professional services rendered for the audit and reviews of our consolidated financial statements.  For our fiscal year ended December 31, 2009, we were billed approximately $31,285 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2010 and 2009, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.
10.06	Amendment dated October 9, 2009, to Consulting Agreement dated July 17, 2007, with Southfork Solutions, Inc., also included	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2009, filed November 10, 2009.
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Exhibit Number*	Title of Document	Location

10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010.
10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010.
10.10	Promissory Note dated December 22, 2010	Incorporated by reference from the current report on Form 8-K filed December 27, 2010.
10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	This filing.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
__________
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

TETRIDYN SOLUTIONS, INC.

Date: April 13, 2011	By:	/s/ David W. Hempstead
David W. Hempstead, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 13, 2011

/s/ David W. Hempstead
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
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with our 2011 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

TETRIDYN SOLUTIONS, INC.

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations of $400,227 and used $165,001 of cash in operating activities for the year ended December 31, 2010. The Company had a working capital deficiency of $346,135 and a stockholders’ deficiency of $746,619 as of December 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 13, 2011

1501 Corporate Drive, Suite 150 Ÿ Boynton Beach, FL  33426
Telephone: (561) 752-1721 Ÿ Fax: (561) 734-8562
www.cpawebb.com

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2010	2009
ASSETS
Current Assets
Cash		$65,007	$123,784
Accounts receivable, current portion		21,673	132,706
Inventory		63,432	739
Prepaid expenses		16,483	16,806
Total Current Assets		166,595	274,035
Property and Equipment, net		37,654	43,005
Accounts receivable, net of current portion		-	3,088
Total Assets		$204,249	$320,128

LIABILITIES
Current Liabilities
Accounts payable		$315,826	$217,135
Accrued liabilities		61,789	64,970
Unearned revenue		30,943	33,084
Notes payable, current portion		104,172	113,181
Total Current Liabilities		512,730	428,370
Long-Term Liabilities
Notes payable, net of current portion		288,138	322,905
Convertible note payable to related party		150,000	-
Total Long-Term Liabilities		438,138	322,905
Total Liabilities		950,868	751,275

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,881,863 shares, respectively	21,882	21,882
Additional paid-in capital		2,895,085	2,810,330
Accumulated deficit		(3,664,786)	(3,264,559)
Total Stockholders' Deficit		(746,619)	(431,147)

Total Liabilities and Stockholders' Deficit		$204,249	$320,128

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009
Revenue	$672,755	$867,341
Cost of Revenue	357,770	336,974
Gross Profit	314,985	530,367
Operating Expenses
General and administrative	309,720	518,974
Professional fees	49,336	53,793
Selling and marketing	131,063	112,035
Research and development	162,245	194,003
Total Operating Expenses	652,364	878,805
Net Loss from Operations	(337,379)	(348,438)
Other Income (Expenses)
Other Income (Expense)	61	64
Interest Income	137	1,200
Interest Expense	(63,046)	(30,946)
Total Other Income (Expenses)	(62,848)	(29,682)
Net Loss from Continuing Operations before
Provision for Income Taxes	(400,227)	(378,120)
Provision for Income Taxes	-	-
Net Loss from Continuing Operations	(400,227)	(378,120)
Discontinued Operations
Loss from Operations of Discontinued Subsidiary	-	(241,748)
Gain on Disposal of Discontinued Operations	-	1,001,310
Income from Discontinued Operations	-	759,562
Net Profit (Loss)	$(400,227)	$381,442

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$-	$0.04
Total Basic and Diluted Profit (Loss) Per Common Share	$(0.02)	$0.02

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,387,239

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and December 31, 2009

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2008	21,381,863	$21,382	-	$-	$2,730,575	$(3,646,001)	$(894,044)
Issuance for executive services,
$0.0445 per share,
November 2009	-	-	1,200,000	1,200	52,255	-	53,455
Issuance for outside director
services, $0.056 per share,
December 2009	300,000	300	-	-	16,500	-	16,800
Issuance for employees' services,
$0.056 per share,
December 2009	200,000	200	-	-	11,000	-	11,200
Net profit	-	-	-	-	-	381,442	381,442
Balance, December 31, 2009	21,881,863	21,882	1,200,000	1,200	2,810,330	(3,264,559)	(431,147)
In kind contribution of salaries	-	-	-	-	84,755	-	84,755
Net loss	-	-	-	-	-	(400,227)	(400,227)
Balance, December 31, 2010	21,881,863	$21,882	1,200,000	$1,200	$2,895,085	$(3,664,786)	$(746,619)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
		Restated
Cash Flows from Operating Activities
Net Profit (Loss)	$(400,227)	$381,442
Less: Net profit from discontinued operations	-	759,562
Loss from Continuing Operations	(400,227)	(378,120)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	15,351	13,636
Loss on disposal of asset	-	109
Common stock issued for services	-	28,000
Preferred stock issued for services	-	53,455
In kind contributions of services	84,755	-
Changes in operating assets and liabilities:
Accounts receivable	40,689	(22,839)
Inventory	739	(739)
Prepaid expenses	323	(4,361)
Accrued expenses	(3,181)	(26,824)
Accounts payable	98,691	118,940
Unearned revenue	(2,141)	(29,801)
Net Cash Used in Operating Activities from Continuing Operations	(165,001)	(248,544)
Net Cash Provided by Operating Activities from Discontinued Operations	-	203,799
Net Cash Used in Operating Activities	(165,001)	(44,745)
Cash Flows from Investing Activities
Purchase of property and equipment for continuing operations	-	(11,125)
Cash increase (decrease) due to deconsolidation of subsidiary	-	1,577
Net Cash Used in Investing Activities from Continuing Operations	-	(11,125)
Net Cash Provided by Investing Activities from Discontinued Operations	-	1,577
Net Cash Used in Investing Activities	-	(9,548)
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	150,000	-
Proceeds from borrowing under notes payable	-	200,000
Principal payments on notes payable	(43,776)	(99,837)
Net Cash Provided by Financing Activities from Continuing Operations	106,224	100,163
Net Cash Provided by Financing Activities from Discontinued Operations	-	-
Net Cash Provided by Financing Activities	106,224	100,163
Net Increase (Decrease) in Cash	(58,777)	45,870
Cash at Beginning of Period	123,784	77,914
Cash at End of Period	$65,007	$123,784

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$47,702	$28,172
Supplemental Noncash Investing and Financing:
During the year ended December 31, 2010, the Company received from a former subsidiary inventory worth $63,432 and equipment worth $10,000, reducing the accounts receivable balance from the former subsidiary by $73,432

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 1 – Organization and Summary of Significant Accounting Policies

Nature of Business – TetriDyn Solutions, Inc. (the “Company”), specializes in providing business information technology (IT) solutions to its customers.  The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiency and value to its customers’ business processes and to help its customers identify critical success factors in their business.

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

Business Segments – The Company has only one segment for 2010.  For 2009, the Company’s services can be broadly classified into two principal segments: the business IT solutions segment and the livestock segment.  The business IT solutions segment provides business IT solutions within the healthcare industry, although the segment is in the process of expanding the solutions to other select industries.  The livestock segment was focused on providing business IT solutions specifically within the livestock industry.  The Company’s involvement in the livestock segment ended in the fourth quarter of 2009 (see Note 8).

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

Revenue Recognition – Revenue from software licenses, related installation, and support services is recognized when earned and realizable.  Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured.  Amounts received from customers prior to these criteria being met are deferred.  Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists.  Revenue from post-contract support service contracts is recognized as the services are provided, determined on an hourly basis.  The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years.  Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Going Concern– The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in accompanying consolidated financial statements, the Company had a net loss of $400,227 and used $165,001 of cash in operating activities for the year ended December 31, 2010.  The Company had a working capital deficiency of $346,135 and a stockholders’ deficiency of $746,619 as of December 31, 2010.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to increase its sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments – The carrying amounts of the Company’s current portion of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, unearned revenue, notes payable, and related-party convertible note payable approximate fair value due to the relatively short period to maturity for these instruments.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 505, “Share-Based Payment.”  Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a: (a) performance commitment, as defined, is reached; or (b) the earlier of: (i) the non-employee performance is complete; or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

As the result of adoption of FASB ASC 505, the Company recognized no compensation during the years ended December 31, 2010, and December 31, 2009 (see Note 6).

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share is computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of December 31, 2010 and 2009, 3,465,000 and 3,497,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of December 31, 2010 and 2009, 5,000,000 and 0, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Reclassifications – Certain amounts in the 2009 information have been reclassified to conform to the 2010 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Restatement – On October 5, 2010, the Company determined that it had not properly presented the disposal of its variable interest entity on the Consolidated Statements of Cash Flows under ASC 230-10-45-4, which requires the Company to classify the cash held by the variable interest entity upon deconsolidation as cash used in investment activities.  As a result of this adjustment, the Company amended its Form 10-K for the year ended December 31, 2009.  The adjustment did not have any effect on the Consolidated Statement of Operations or on the net income (loss) per share for the year ended December 31, 2009.

Note 2 – Property and Equipment

Property and equipment consist of the following as of December 31, 2010 and 2009:

December 31,	2010	2009
Computer & office equipment	$51,587	$41,587
Company vehicle	33,981	33,981
Accumulated depreciation	(47,914)	(32,563)
	$37,654	$43,005

Depreciation expense during the years ended December 31, 2010 and 2009, was $15,351 and $13,636, respectively.

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company had inventory as of December 31, 2009, that consisted of one piece of equipment valued at $739.  During the year ended December 31, 2010, the Company received computer chips in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,432.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 4 – Notes Payable and Revolving Credit Agreements

In February 2010, the Company paid the balance of $19,035 in full for its note payable to a bank that was due April 2010.

Effective in June 2010, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $27,045 and $145,132 as of December 31, 2010.

Effective in July 2010, a separate economic development lender agreed to suspend all loan payments toward principal and interest for six months.  The balance of the loan was $104,829 as of December 31, 2010.

Notes payable are summarized as follows:

	December 31,	December 31,
	2010	2009
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the company's
assets and shares of founders' common stock	$104,829	$113,168
Note payable to third party, due in monthly payments of
$979 through July 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	27,045	31,985
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	145,132	150,000
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured	50,000	50,000
Note payable to bank, bearing interest at 5.75%, originally
due April 2009 and extended during 2009 until April 2010,
guaranteed by two shareholders, secured by the
shareholders' personal property	-	19,035
Line of credit agreements with a bank, interest at prime
plus 3%, unsecured	49,798	49,634
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured
by certain asset	15,506	22,264
Total Notes Payable	$392,310	$436,086
Less: Current Portion	104,172	113,181
Long-Term Notes Payable	$288,138	$322,905

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Annual maturities of notes payable as of December 31, 2010, were as follows:

Years Ending December 31:
2011	$104,172
2012	62,056
2013	52,648
2014	143,745
2015	29,689
Thereafter	-
Total	$392,310

Note 5 – Convertible Notes Payable to Related Party

In June 2010, the Company borrowed $50,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

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

In December 2010, the Company borrowed an additional $50,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

 Note 6 – Stockholders’ Equity

Common Stock – As of January 1, 2009, the Company had 21,381,863 common shares issued and outstanding.

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

No options were granted in 2009 or 2010.

A summary of the status of the Company’s stock options as of December 31, 2010, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	3,497,000	$0.10
Expired	(22,000)	0.09
Expired	(10,000)	0.10
Outstanding at December 31, 2010	3,465,000
Exercisable at December 31, 2010	3,465,000
Weighted average exercise price of options granted to employees in the year ended Dec. 31, 2010	$-

Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.09	235,000	3.86	$0.09	235,000	$0.09
$0.10	1,430,000	1.71	0.10	1,430,000	0.10
$0.11	1,800,000	2.32	0.11	1,800,000	0.11
	3,465,000			3,465,000

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A summary of the status of the Company’s stock options as of December 31, 2009, and the changes during the period ended are presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	3,520,500	$0.10
Expired	(16,000)	0.09
Expired	(7,500)	0.10
Outstanding at December 31, 2009	3,497,000
Exercisable at December 31, 2009	3,497,000
Weighted average exercise price of options granted to employees in the year ended Dec. 31, 2009	$-

Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.09	257,000	5.04	$0.09	257,000	$0.09
$0.10	1,440,000	2.74	0.10	1,440,000	0.10
$0.11	1,800,000	3.32	0.11	1,800,000	0.11
	3,497,000			3,497,000

Preferred Stock –  On November 12, 2009, the Company’s Executive Compensation Committee, consisting of two independent directors, authorized the issuance of 600,000 shares Series A Preferred Stock to each of the Company’s executives (1,200,000 total shares) at a total value of $53,455.  Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20 of the dividends on common stock and in distributions on dissolution and liquidation.

Note 7 – Concentrations

Sales – The Company had two customers that represented 17% and 13% of sales for the year ended December 31, 2010.  The two customers were both regional critical access hospitals that purchased services, hardware, and software from the Company.  The Company had one customer that represented 52% of sales for the year ended December 31, 2009.  This customer was a regional hospital that contracted with the Company for IT consulting and management services.  The agreement with the customer expired in 2009 and was not renewed.

Accounts Receivable – The Company had four customers that represented 10%, 14%, 20%, and 36% of the accounts receivable for the year ended December 31, 2010.  The 10% and 14% accounts receivables were for services and hardware and have both been paid in full in January 2011.  The 20% and 36% accounts receivables are accounts that are on payment plans and are current on their payments.  The Company had one customer that represented 93% of the accounts receivable for the year ended December 31, 2009.  This accounts receivable was for engineering services provided to Southfork Solutions, Inc.  The Company and Southfork reached a settlement agreement in which the accounts receivable were paid with a combination of cash, equipment, and inventory.  (See Note 8.)

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 8 – Investments

Until the fourth quarter of 2009, the Company was engaged in providing business IT solutions to the livestock segment through a variable interest subsidiary, Southfork Solutions, Inc., which was developing electronic livestock tracking systems, in which the Company had an approximately 39% interest at December 31, 2009.  Effective October 2009, the Company is no longer in management or financial control of this entity, although as of December 31, 2010, it holds an approximately 40% minority interest.  Effective September 30, 2009, the Company changed from the variable interest consolidation method of accounting for this entity to the cost method of accounting for this entity.

Note 9 – Income Taxes

As of December 31, 2010, the Company has net operating loss carry-forwards of approximately $2,530,423 that expire, if not used, from 2022 through 2030.  The valuation allowance at December 31, 2010, was $974,396.  The net change in the valuation allowance for the year ended December 31, 2010, was a decrease of $349,024.  The Company paid no income taxes during the years ended December 31, 2010 and 2009.  Deferred tax assets and related valuation allowance were as follows at December 31, 2010 and 2009:

December 31,	2010	2009
Unearned revenue	$12,417	$13,252
Operating loss carry forwards	962,735	1,312,168
Depreciation	(756)	(2,000)
Other	-	-
Total Deferred Income Tax Assets	974,396	1,323,420
Valuation allowance	(974,396)	(1,323,420)
Net Deferred Income Tax Asset	$-	$-

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2010	2009
Benefit at statutory rate (34%)	$(136,077)	$129,690
Non-deductible permanent differences	505,192	(405,329)
Change in valuation allowance	(349,024)	256,506
State tax benefit, net of federal tax	(20,091)	19,133
Benefit from Income Taxes	$-	$-

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 10 – Commitments and Contingencies

In November 2009, the Executive Compensation Committee extended the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer at $108,000 and $96,000, respectively, through calendar year 2010.  However, Mr. Hempstead and Ms. Knapp voluntarily forfeited a portion of their 2009 and 2010 salaries to reduce the outgoing cash flow of the Company.

In March 2011, the Executive Compensation Committee extended the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer at $108,000 and $96,000, respectively, through calendar year 2011 and for subsequent calendar years until otherwise modified in subsequent Executive Compensation Committee resolution.

Note 11 – Subsequent Event

In February 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.