Form 10-Q
period 2011-03-31
TETRIDYN SOLUTIONS INC
filed 2011-05-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2011, issuer had 21,881,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2011	2010
		(Unaudited)
ASSETS
Current Assets
Cash		$36,783	$65,007
Accounts receivable		25,537	21,673
Inventory		63,432	63,432
Prepaid expenses		11,421	16,483
Total Current Assets		137,173	166,595
Property and Equipment, net		33,754	37,654
Total Assets		$170,927	$204,249

LIABILITIES
Current Liabilities
Accounts payable		$327,937	$315,826
Accrued liabilities		90,067	61,789
Unearned revenue		23,678	30,943
Notes payable, current portion		106,231	104,172
Total Current Liabilities		547,913	512,730
Long-Term Liabilities
Notes payable, net of current portion		276,176	288,138
Convertible note payable to related party		175,000	150,000
Total Long-Term Liabilities		451,176	438,138
Total Liabilities		999,089	950,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	21,881,863 shares and
	21,881,863 shares, respectively	21,882	21,882
Additional paid-in capital		2,895,085	2,895,085
Accumulated deficit		(3,746,329)	(3,664,786)
Total Stockholders' Deficit		(828,162)	(746,619)

Total Liabilities and Stockholders' Deficit		$170,927	$204,249

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenue	$211,008	$162,261
Cost of Revenue	103,223	75,047
Gross Profit	107,785	87,214
Operating Expenses
General and administrative	78,133	76,407
Professional fees	14,509	24,843
Selling and marketing	30,352	19,010
Research and development	44,803	40,894
Total Operating Expenses	167,797	161,154
Net Loss from Operations	(60,012)	(73,940)
Other Income (Expenses)
Other Income (Expense)	-	61
Interest Income	-	96
Interest Expense	(21,531)	(13,780)
Total Other Income (Expenses)	(21,531)	(13,623)
Net Loss from Operations before
Provision for Income Taxes	(81,543)	(87,563)
Provision for Income Taxes	-	-
Net Loss	$(81,543)	$(87,563)

Total Basic and Diluted Loss Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	21,881,863	21,881,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(81,543)	$(87,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,900	3,650
Changes in operating assets and liabilities:
Accounts receivable	(3,864)	33,305
Prepaid expenses	5,062	6,239
Accrued expenses	28,278	(18,742)
Accounts payable	12,111	38,058
Unearned revenue	(7,265)	(8,251)
Net Cash Used in Operating Activities	(43,321)	(33,304)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	25,000	-
Principal payments on notes payable	(9,903)	(29,725)
Net Cash Provided by (Used in) Financing Activities	15,097	(29,725)
Net Decrease in Cash	(28,224)	(63,029)
Cash at Beginning of Period	65,007	123,784
Cash at End of Period	$36,783	$60,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$11,212	$6,141
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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010, including the financial statements and notes thereto.

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

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. (“TetriDyn-Idaho”).  Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments – The Company has only one business segment for the three months ended March 31, 2010 and 2011.

Use of Estimates – In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from these estimates.

Cash and Cash Equivalents – For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition – Revenue from software licenses, related installation, and support services is recognized when earned and realizable.  Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured.  Amounts received from customers prior to these criteria being met are deferred.  Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists.  Revenue from post-contract support service is recognized as the services are provided, which is determined on an hourly basis.  The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years.  Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company had three customers that represented more than 10% of sales for the three-month period ended March 31, 2011, and one customer that represented more than 10% of sales for the three-month period ended March 31, 2010, as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Customer A	12%	--
Customer B	20%	--
Customer C	16%	--
Customer D	--	33%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $81,543 and used $43,321 of cash in operating activities for the three months ended March 31, 2011.  The Company had a working capital deficiency of $410,740 and a stockholders’ deficiency of $828,162 as of March 31, 2011.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes – The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of March 31, 2011 and 2010, 3,465,000 of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of March 31, 2011 and 2010, 6,250,000 and 0, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation – On June 17, 2009, at the Company’s annual shareholders meeting, the Company’s shareholders approved the 2009 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued.  The 2009 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors.  Awards granted under the 2009 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success.  In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

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

Reclassifications – Certain amounts in the 2010 information have been reclassified to conform to the 2011 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  During the three months ended March 31, 2011 and 2010, the Company received computer chips in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,432 and $43,027, respectively.

Note 4 – Investments

As of March 31, 2011 and 2010, the Company had an approximately 40% and 38% minority interest in an entity that is developing electronic livestock tracking systems.

Note 5 – Convertible Notes Payable to Related Party

In February 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.  Since the loan was not paid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds.

Note 6 – Commitments and Contingencies

In March 2011, the executive compensation committee approved the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to remain at $108,000 and $96,000, respectively, through calendar year 2011 and for subsequent calendar years until otherwise modified by subsequent Executive Committee resolution.

Note 7 – Subsequent Event

In May 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Our revenue was $211,008 for the three months ended March 31, 2011, compared to $162,261 for the three months ended March 31, 2010, representing an increase of $48,747, or 30%, for the three-month period.  The increase in revenues was due to the introduction of our ChargeCatcher revenue recovery services and the broadening of our customer base.

Cost of Revenue

Our cost of revenue was $103,223 for the three months ended March 31, 2011, compared to $75,047 for the three months ended March 31, 2010, representing an increase of $28,176, or 38%, for the three-month period.  The gross margin percentage on revenue was 51% for the three months ended March 31, 2011, and 54% for the three months ended March 31, 2010.  The decrease in the gross margin percentage for the three months ended March 31, 2011, from the three months ended March 31, 2010, was due to a higher percentage of revenue from hardware sales rather than from service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $78,133 for the three months ended March 31, 2011, compared to $76,407 for the three months ended March 31, 2010, representing an increase of $1,726, or 2%, in 2011.  The increase in our general and administrative expenses for the three-month period ended March 31, 2011, as compared to the three months ended March 31, 2010, was immaterial.

Professional Fees — Professional fees expenses for our continuing operations, including noncash compensation expense, were $14,509 for the three months ended March 31, 2011, compared to $24,843 for the three months ended March 31, 2010, representing a decrease of $10,334, or 42%, for the three-month period.  The decrease in our professional fees expenses for the three-month period ended March 31, 2011, as compared to the three months ended March 31, 2010, is due in part to the increased legal fees associated with the 2010 designation of rights, privileges, and preferences of our Series A Preferred Stock and in part to costs associated with reporting the discontinuation of our operations in the livestock segment.

Selling and Marketing — Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $30,352 for the three months ended March 31, 2011, compared to $19,010 for the three months ended March 31, 2010, representing an increase of $11,342, or 60%, for the three-month period.  The increase in our selling and marketing expenses for the three-month period ended March 31, 2011, as compared to the three months ended March 31, 2010, reflects our increased focus on building our customer base and resultant sales.

Research and Development — Research and development expenses for our continuing operations, including noncash compensation expense, were $44,803 for the three months ended March 31, 2011, compared to $40,894 for the three months ended March 31, 2010, representing an increase of $3,909, or 10%, for the three-month period.  The increase in research and development expenses reflects the increased effort to commercialize our ChargeCatcher revenue recovery software.

Interest expense was $21,531 for the three months ended March 31, 2011, as compared to $13,780 for the three months ended March 31, 2010, representing an increase of $7,751, or 56%, for the three-month period.  The increase in interest expense is directly related to our use of short-term borrowing while we generate revenues to cover operations.

Liquidity and Capital Resources

At March 31, 2011, our principal source of liquidity consisted of $36,783 of cash, as compared to $65,007 of cash at December 31, 2010.  In addition, our stockholders’ deficit was $828,162 at March 31, 2011, compared to stockholders’ deficit of $746,619 at December 31, 2010, an increase in the deficit of $81,543.

Our operations used $43,321 of net cash during the three months ended March 31, 2011, as compared to the $33,304 of net cash used by our operations during the three months ended March 31, 2010.  The $10,017 increase in the net cash used by our operating activities resulted primarily from payments on increased interest and finance charges in 2011 due to our increased debt.

Investing activities for the three months ended March 31, 2011 and 2010, used no net cash.  However, we had noncash investing activities of $10,000 for equipment in the three-month period ended March 31, 2010.  We also had noncash operating activities of $42,288 for the acquisition of direct materials inventory in the three-month period ended March 31, 2010.  The noncash activities were a result of obtaining equipment and materials in exchange for debt reduction with a former variable interest subsidiary.

Financing activities for our operations provided net cash of $15,097 during the three months ended March 31, 2011, compared to using net cash of $29,725 during the three months ended March 31, 2010.  The increase of $44,822 of net cash provided by financing activities is the result of reduced principal payments on notes payable while securing a related-party loan in 2011.

We are focusing our efforts on increasing revenue while we explore external funding alternatives.  We currently have contracts in place for future deliveries of our consulting services, our ChargeCatcher product, and other solutions that we believe will cover our minimum expenditures for operating costs and minimum installments due on our other indebtedness to nonaffiliates during the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we believe our growing revenues will enable us to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Income Taxes

We account for income taxes under FASB ASC 740-10-25, Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of March 31, 2011.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011

10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 13, 2011	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer