Form 10-Q
period 2011-06-30
TETRIDYN SOLUTIONS INC
filed 2011-08-15
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2011, issuer had 23,031,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2011	2010
		(Unaudited)
ASSETS
Current Assets
Cash		$11,727	$65,007
Accounts receivable		29,214	21,673
Inventory		63,432	63,432
Prepaid expenses		5,488	16,483
Total Current Assets		109,861	166,595
Property and Equipment, net		29,912	37,654
Total Assets		$139,773	$204,249

LIABILITIES
Current Liabilities
Accounts payable		$334,340	$315,826
Accrued liabilities		118,681	61,789
Customer deposits		14,261	30,943
Notes payable, current portion		89,646	104,172
Total Current Liabilities		556,928	512,730
Long-Term Liabilities
Notes payable, net of current portion		281,262	288,138
Convertible notes payable to related party		225,000	150,000
Total Long-Term Liabilities		506,262	438,138
Total Liabilities		1,063,190	950,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	21,881,863 shares, respectively	23,032	21,882
Additional paid-in capital		2,896,350	2,895,085
Accumulated deficit		(3,843,999)	(3,664,786)
Total Stockholders' Deficit		(923,417)	(746,619)

Total Liabilities and Stockholders' Deficit		$139,773	$204,249

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$205,684	$110,736	$416,692	$272,997
Cost of Revenue	128,814	45,319	232,037	120,366
Gross Profit	76,870	65,417	184,655	152,631
Operating Expenses
General and administrative	76,830	68,632	154,963	145,039
Professional fees	12,918	6,290	27,427	31,133
Selling and marketing	20,825	17,617	51,177	36,627
Research and development	45,080	38,816	89,883	79,710
Total Operating Expenses	155,653	131,355	323,450	292,509
Net Loss from Operations	(78,783)	(65,938)	(138,795)	(139,878)
Other Income (Expenses)
Other Income	-	-	-	61
Interest Income	2	26	2	122
Interest Expense	(18,889)	(14,327)	(40,420)	(28,107)
Total Other Income (Expenses)	(18,887)	(14,301)	(40,418)	(27,924)
Net Loss before Provision for Income Taxes	(97,670)	(80,239)	(179,213)	(167,802)
Provision for Income Taxes	-	-	-	-
Net Loss	(97,670)	(80,239)	(179,213)	(167,802)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,302,293	21,881,863	22,092,078	21,881,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(179,213)	$(167,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,742	7,550
Common stock issued for services	2,415	-
Changes in operating assets and liabilities:
Accounts receivable	(7,541)	36,704
Inventory	-	739
Prepaid expenses	10,995	12,478
Accrued expenses	56,892	(11,658)
Accounts payable	18,514	26,629
Customer deposits	(16,682)	(6,182)
Net Cash Used in Operating Activities	(106,878)	(101,542)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	75,000	50,000
Principal payments on notes payable	(21,402)	(40,091)
Net Cash Provided by Financing Activities	53,598	9,909
Net Decrease in Cash	(53,280)	(91,633)
Cash at Beginning of Period	65,007	123,784
Cash at End of Period	$11,727	$32,151

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$33,450	$11,116
Supplemental Noncash Investing and Financing:
During the six months ending June 30, 2010, the Company received from a former subsidiary inventory worth $63,432 and equipment worth $10,000, reducing the accounts receivable balance from the former subsidiary by $73,432

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
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

Business Segments – The Company has only one business segment for the three and six months ended June 30, 2010 and 2011.

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

The Company had four customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2011, and two customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2010, as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Customer A	14%	--	--	--
Customer B	12%	12%	--	--
Customer C	13%	--	--	--
Customer D	--	12%	--	--
Customer E	--	--	--	21%
Customer F	--	--	37%	18%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $97,670 and $179,213 for the three and six months ended June 30, 2011, respectively.  The Company used $106,878 of cash in operating activities for the six months ended June 30, 2011.  The Company had a working capital deficiency of $447,067 and a stockholders’ deficiency of $923,417 as of June 30, 2011.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments – The carrying amounts of the Company’s current portion of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, customer deposits, notes payable, and related-party convertible note payable approximate fair value due to the relatively short period to maturity for these instruments.

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

Net Profit (Loss) per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of June 30, 2011 and 2010, 3,457,500 and 3,465,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of June 30, 2011 and 2010, 45,000,000 and 1,666,667, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Effective January 1, 2006, the Company adopted the provisions of FASB ASC 505, “Share-Based Payment,” for its stock-based compensation plan.  Under FASB ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service period, which is typically through the date the options or awards vest.  The Company adopted FASB ASC 505 using the modified prospective method.  Under this method, for all stock-based options and awards granted prior to January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of FASB ASC 505 for pro forma and disclosure purposes.  Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

Recent Accounting Pronouncements – ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  The Company intends to adopt the methodologies prescribed by this ASU by the date required and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03. T he amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that this ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRS.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that this ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt this ASU retrospectively by the due date.

Reclassifications – Certain amounts in the 2010 information have been reclassified to conform to the 2011 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company had no changes in inventory during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company received direct materials in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,462.

Note 4 – Investments

As of June 30, 2011 and 2010, the Company had an approximately 40% and 38% minority interest in an entity that is developing electronic livestock tracking systems.  The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method.  The value of the investment was $0 as of June 30, 2010 and 2011.

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

In June 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.

Note 6 – Notes Payable

Effective in May 2011, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $23,520 and $141,719 as of June 30, 2011.

Note 7 – Stockholders’ Equity

On May 29, 2011, the Company granted 1,150,000 shares of common stock to six employees, directors, and consultants for services provided.  The total fair value of the issued stock on the date of grant was $2,415.  No general solicitation was used and each of the recipients had the opportunity to discuss the transaction with the Company’s executive officers.  These transactions were undertaken in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

Note 8 – Subsequent Events

In July 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenues

Our revenue was $205,684 and $416,692 for the three and six months ended June 30, 2011, respectively, compared to $110,736 and $272,997 for the three and six months ended June 30, 2010, respectively, representing an increase of $94,948, or 86%, and $143,695, or 53%, for the three- and six-month periods, respectively.  The increase in revenues was due to the introduction of our ChargeCatcher product, some additional healthcare software sales, and a significant increase in hardware sales.

Cost of Revenue

Our cost of revenue was $128,814 and $232,037 for the three and six months ended June 30, 2011, respectively, compared to $45,319 and $120,366 for the three and six months ended June 30, 2010, respectively, representing an increase of $83,495, or 184%, and $111,671, or 93%, for the three- and six-month periods, respectively.  The gross margin percentage on revenue was 37% and 44% for the three and six months ended June 30, 2011, respectively, and 59% and 56% for the three and six months ended June 30, 2010, respectively.  The decrease in the gross margin percentage for the three and six months ended June 30, 2011, from the three and six months ended June 30, 2010, was due to a higher percentage of revenue from hardware sales rather than from the associated service sales.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $76,830 and $154,963 for the three and six months ended June 30, 2011, respectively, compared to $68,632 and $145,039 for the three and six months ended June 30, 2010, respectively, representing an increase of $8,198, or 12%, and $9,924, or 7%, for the three- and six-month periods, respectively.  The increase in our general and administrative expenses for the three- and six-month periods ended June 30, 2011, as compared to the three and six months ended June 30, 2010, reflects the recognition of unpaid salaries for our executives as an expense as of June 30, 2011, as well as an increase in healthcare premiums.

Professional fees expenses were $12,918 and $27,427 for the three and six months ended June 30, 2011, respectively, compared to $6,290 and $31,133 for the three and six months ended June 30, 2010, respectively, representing an increase of $6,628, or 105%, for the three-month period and a decrease of $3,706, or 12%, for the six-month period.  The increase in our professional fees expenses for the three-month period ended June 30, 2011, as compared to the three months ended June 30, 2010, reflects additional auditing fees accrued in the second quarter of 2011 for the 2010 audit.  The decrease in our professional fees expenses for the six-month period ended June 30, 2011, as compared to the six months ended June 30, 2010, reflects the additional legal fees in 2010 associated with the issuance of our preferred stock.

Selling and marketing expenses, including noncash compensation expense, were $20,825 and $51,177 for the three and six months ended June 30, 2011, respectively, compared to $17,617 and $36,627 for the three and six months ended June 30, 2010, respectively, representing an increase of $3,208, or 18%, and $14,550, or 40%, for the three- and six-month periods, respectively.  The increase in our selling and marketing expenses for the three- and six-month periods ended June 30, 2011, as compared to the three and six months ended June 30, 2010, reflects our increased focus on marketing of our ChargeCatcher and healthcare RFID products and services.

Research and development expenses were $45,080 and $89,883 for the three and six months ended June 30, 2011, respectively, compared to $38,816 and $79,710 for the three and six months ended June 30, 2010, respectively, representing an increase of $6,264, or 16%, and $10,173, or 13%, for the three- and six-month periods, respectively.  The increase in research and development expenses reflects the recognition of unpaid salaries for our executives as an expense as of June 30, 2011.

Interest expense was $18,889 and $40,420 for the three and six months ended June 30, 2011, respectively, as compared to $14,327 and $28,107 for the three and six months ended June 30, 2010, respectively, representing an increase of $4,562, or 32%, and $12,313, or 44%, for the three- and six-month periods, respectively  The increase in interest expense is directly related to our increased use of short-term borrowing while we build up our revenues to cover operations.

Liquidity and Capital Resources

At June 30, 2011, our principal source of liquidity consisted of $11,727 of cash, as compared to $65,007 of cash at December 31, 2010.  In addition, our stockholders’ deficit was $923,417 at June 30, 2011, compared to stockholders’ deficit of $746,619 at December 31, 2010, an increase in the deficit of $176,798.

We used $106,878 of net cash during the six months ended June 30, 2011, as compared to the $101,542 of net cash used during the six months ended June 30, 2010.  The $5,336 increase in the net cash used resulted primarily from a general increase in expenses, such as insurance premiums.

Investing activities for the six months ended June 30, 2011 and June 30, 2010, used no net cash.  However, we had noncash investing activities of $10,000 for equipment in the six-month period ended June 30, 2010.  We also had noncash operating activities of $63,432 for direct materials inventory in the six-month period ended June 30, 2010.  The noncash activities were a result of exchanging equipment and materials for debt reduction with a former variable interest subsidiary.

Financing activities for our continuing operations provided net cash of $53,598 during the six months ended June 30, 2011, compared to providing net cash of $9,909 during the six months ended June 30, 2010.  The increase of $43,689 of net cash provided in financing activities is the result of borrowing under related-party notes payable and paying down less principal in 2011.

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

Recent Accounting Pronouncements

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Early adoption is permitted.  We intend to adopt the methodologies prescribed by this ASU by the date required and are continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03.  The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  We will adopt the methodologies prescribed by this ASU by the date required and do not anticipate that this ASU will have a material effect on our financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  We will adopt the methodologies prescribed by this ASU by the date required and do not anticipate that this ASU will have a material effect on our financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, we are evaluating its timing of adoption of ASU 2011-05, but will adopt this ASU retrospectively by the due date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of June 30, 2011.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2011, we issued 1,150,000 shares of our common stock to six employees, directors, and consultants for services provided.  No general solicitation was used and each of the recipients had the opportunity to discuss the transaction with our executive officers.  Each of the recipients of these shares was provided with business and financial information about us and each is aware of the risks of owning our stock.  Certificates representing all shares issued bear a restrictive legend.  These transactions were undertaken in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011

10.13	Promissory Note dated June 3, 2011	Incorporated by reference from the current report on Form 8-K filed June 3, 2011

10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	To be filed within 30 days from the filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer