Form 10-Q/A
period 2011-06-30
TETRIDYN SOLUTIONS INC
filed 2011-09-06
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T, which had not been received by the SEC in Amendment No. 1 due to a transmission error.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: September 6, 2011	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer