Form 10-Q
period 2011-09-30
TETRIDYN SOLUTIONS INC
filed 2011-11-14
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2011, issuer had 23,031,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2011	2010
		(Unaudited)
ASSETS
Current Assets
Cash		$32,503	$65,007
Accounts receivable		1,679	21,673
Inventory		63,432	63,432
Prepaid expenses		1,992	16,483
Total Current Assets		99,606	166,595
Property and Equipment, net		26,115	37,654
Total Assets		$125,721	$204,249

LIABILITIES
Current Liabilities
Accounts payable		$390,421	$365,624
Accrued liabilities		150,086	61,789
Customer deposits		13,220	30,943
Notes payable, current portion		95,014	104,162
Total Current Liabilities		648,741	562,518
Long-Term Liabilities
Notes payable, net of current portion		219,268	238,350
Convertible notes payable to related party		250,000	150,000
Total Long-Term Liabilities		469,268	388,350
Total Liabilities		1,118,009	950,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	21,881,863 shares, respectively	23,032	21,882
Additional paid-in capital		2,896,350	2,895,085
Accumulated deficit		(3,912,870)	(3,664,786)
Total Stockholders' Deficit		(992,288)	(746,619)

Total Liabilities and Stockholders' Deficit		$125,721	$204,249

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$78,791	$168,442	$495,483	$441,439
Cost of Revenue	25,669	106,664	257,706	227,030
Gross Profit	53,122	61,778	237,777	214,409
Operating Expenses
General and administrative	40,303	34,254	195,266	179,293
Professional fees	7,734	7,167	35,161	38,300
Selling and marketing	4,737	44,332	55,914	80,959
Research and development	44,407	43,807	134,290	123,517
Total Operating Expenses	97,181	129,560	420,631	422,069
Net Loss from Operations	(44,059)	(67,782)	(182,854)	(207,660)
Other Income (Expenses)
Interest Income	-	12	2	195
Interest Expense	(24,812)	(19,265)	(65,232)	(47,372)
Total Other Income (Expenses)	(24,812)	(19,253)	(65,230)	(47,177)
Net Loss before Provision for Income Taxes	(68,871)	(87,035)	(248,084)	(254,837)
Provision for Income Taxes	-	-	-	-
Net Loss	(68,871)	(87,035)	(248,084)	(254,837)

Total Basic and Diluted Loss Per Common Share	$-	$-	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,031,863	21,881,863	22,405,340	21,881,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(248,084)	$(254,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,539	11,451
Common stock issued for services	2,415	-
Changes in operating assets and liabilities:
Accounts receivable	19,994	43,939
Inventory	-	739
Prepaid expenses	14,491	8,669
Accrued expenses	88,297	(9,139)
Accounts payable	24,797	50,724
Customer deposits	(17,723)	(665)
Net Cash Used in Operating Activities	(104,274)	(149,119)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible notes payable	100,000	100,000
Principal payments on notes payable	(28,230)	(41,692)
Net Cash Provided by Financing Activities	71,770	58,308
Net Decrease in Cash	(32,504)	(90,811)
Cash at Beginning of Period	65,007	123,784
Cash at End of Period	$32,503	$32,973

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$45,827	$11,900
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

Business Segments – The Company has only one business segment for the three and nine months ended September 30, 2010 and 2011.

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

The Company had four customers that represented more than 10% of sales for either the three- or nine-month period ended September 30, 2011, and three customers that represented more than 10% of sales for either the three- or nine-month period ended September 30, 2010, as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Customer A	16%	13%	--	--
Customer B	12%	--	--	--
Customer C	22%	--	--	--
Customer D	--	11%	--	--
Customer E	--	--	40%	16%
Customer F	--	--	--	13%
Customer G	--	--	--	12%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $68,871 and $248,084 for the three and nine months ended September 30, 2011, respectively.  The Company used $104,274 of cash in operating activities for the nine months ended September 30, 2011.  The Company had a working capital deficiency of $549,135 and a stockholders’ deficiency of $992,288 as of September 30, 2011.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Profit (Loss) per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of September 30, 2011 and 2010, 3,383,000 and 3,465,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of September 30, 2011 and 2010, 50,000,000 and 5,000,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Recent Accounting Pronouncements – Accounting Standard Update, or ASU, No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that this ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards, or IFRS.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that this ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt this ASU retrospectively by the due date. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

ASU No. 2011-08, Intangibles – Goodwill and Other.  On September 15, 2011, the FASB issued ASU No. 2011-08, which simplifies how an entity is required to test goodwill for impairment.  This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Reclassifications – Certain amounts in the 2010 information have been reclassified to conform to the 2011 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  The Company had no changes in inventory during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company received direct materials in exchange for reduction of a former variable interest subsidiary’s debt to the Company by $63,462.

Note 4 – Investments

As of September 30, 2010, the Company had an approximately 38% minority interest in an entity that is developing electronic livestock tracking systems.  As of June 30, 2011, the Company owned 10,899,120 shares and had an approximately 40% minority interest in this entity.  As of September 30, 2011, the Company did not know its exact minority interest percentage because the entity refused to provide the information to the Company; however, the Company still owned 10,899,120 shares.  The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method.  The value of the investment was $0 as of September 30, 2010 and 2011.

Note 5 – Accounts Payable and Accrued Liabilities

As of September 30, 2011, the Company had $390,421 in accounts payable, $343,803 of which is due under multiple revolving credit arrangements with varying rates of interest between 5.25% and 27.24% per annum.

As of September 30, 2011, the Company had $150,086 in accrued liabilities.  The accrued liabilities included $23,491 that represents an overpayment by one customer.  The Company is working with the customer to determine if the overpayment should be retained by the Company to be applied to future work or if it will be refunded to the customer.

Note 6 – Convertible Notes Payable to Related Party

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

Note 7 – Notes Payable

Effective in May 2011, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $23,520 and $141,719 as of September 30, 2011.

Note 8 – Stockholders’ Equity

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

Note 9 – Subsequent Events

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal was $50,000 with accrued interest of $2,708 through the date of filing.  The Company is working with the entity to arrange for an extension on the loan.

In November 2011, the Company borrowed $25,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.

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

Professional fees consist of fees related to legal, outside accounting, auditing, market analysis, and investor relations services.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenues

Our revenue was $78,791 and $495,483 for the three and nine months ended September 30, 2011, respectively, compared to $168,442 and $441,439 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $89,651, or 53%, for the three-month period and an increase of $54,044, or 12%, for the nine-month period.  The three-month period decrease in revenues was due to the discontinuation of pursuing computing hardware sales and associated services.  The nine-month period increase in revenues was due to the introduction of our ChargeCatcher product and additional healthcare software sales.

Cost of Revenue

Our cost of revenue was $25,669 and $257,706 for the three and nine months ended September 30, 2011, respectively, compared to $106,664 and $227,030 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $80,995, or 76%, for the three-month period and an increase of $30,676, or 14%, for the nine-month period.  The gross margin percentage on revenue was 67% and 48% for the three and nine months ended September 30, 2011, respectively, and 37% and 49% for the three and nine months ended September 30, 2010, respectively.  The increase in the gross margin percentage for the three months ended September 30, 2011, from the three months ended September 30, 2010, was due to the discontinuation of pursuing computing hardware sales and associated services.  Hardware sales have a significantly lower profit margin than service sales.  The change in the gross margin percentage on revenue for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was immaterial.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2011 and 2010, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $40,303 and $195,266 for the three and nine months ended September 30, 2011, respectively, compared to $34,254 and $179,293 for the three and nine months ended September 30, 2010, respectively, representing an increase of $6,049, or 18%, and $15,973, or 9%, for the three- and nine-month periods, respectively.  The increase in our general and administrative expenses for the three- and nine-month periods ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflects the recognition of unpaid salaries for our executives as an expense as of September 30, 2011, as well as an increase in healthcare premiums, while we experienced a reduction of staff in 2011.

Professional fees were $7,734 and $35,161 for the three and nine months ended September 30, 2011, respectively, compared to $7,167 and $38,300 for the three and nine months ended September 30, 2010, respectively, representing an increase of $567, or 8%, for the three-month period and a decrease of $3,139, or 8%, for the nine-month period.  The increase in our professional fees for the three-month period ended September 30, 2011, as compared to the three months ended September 30, 2010, was because our 2009 income tax preparation expense was accrued in the fourth quarter of 2010 while our 2010 income tax preparation expense was accrued in the third quarter of 2011 due to the timing of receipt of the bill for the services.  The decrease in our professional fees for the nine-month period ended September 30, 2011, as compared to the nine months ended September 30, 2010, reflects the additional legal fees in 2010 associated with the issuance of our preferred stock.

Selling and marketing expenses, including noncash compensation expense, were $4,737 and $55,914 for the three and nine months ended September 30, 2011, respectively, compared to $44,332 and $80,959 for the three and nine months ended September 30, 2010, respectively, representing a decrease of $39,595, or 89%, and $25,045, or 31%, for the three- and nine-month periods, respectively.  The decrease in our selling and marketing expenses for the three- and nine-month periods ended September 30, 2011, as compared to the three and nine months ended September 30, 2010, reflects reduction in staff in 2011 directly related to the discontinuation of pursuing computing hardware sales and associated services.

Research and development expenses were $44,407 and $134,290 for the three and nine months ended September 30, 2011, respectively, compared to $43,807 and $123,517 for the three and nine months ended September 30, 2010, respectively, representing an increase of $600, or 1%, and $10,773, or 9%, for the three- and nine-month periods, respectively.  The increase in research and development expenses reflects the recognition of unpaid salaries for our executives as an expense as of September 30, 2011.

Interest expense was $24,812 and $65,232 for the three and nine months ended September 30, 2011, respectively, as compared to $19,265 and $47,372 for the three and nine months ended September 30, 2010, respectively, representing an increase of $5,547, or 29%, and $17,860, or 38%, for the three- and nine-month periods, respectively  The increase in interest expense is directly related to our increased use of short-term borrowing while we build up our revenues to cover operations.

Liquidity and Capital Resources

At September 30, 2011, our principal source of liquidity consisted of $32,503 of cash, as compared to $65,007 of cash at December 31, 2010.  In addition, our stockholders’ deficit was $992,288 at September 30, 2011, compared to stockholders’ deficit of $746,619 at December 31, 2010, an increase in the deficit of $245,669.

We used $104,274 of net cash during the nine months ended September 30, 2011, as compared to the $149,119 of net cash used during the nine months ended September 30, 2010.  The $44,845 decrease in the net cash used resulted primarily from the increase in accrued expenses in 2011, including the accrued salaries for our executive officers and the overpayment by one customer.

Investing activities for the nine months ended September 30, 2011 and September 30, 2010, used no net cash.  However, we had noncash investing activities of $10,000 for equipment in the nine-month period ended September 30, 2010.  We also had noncash operating activities of $63,432 for direct materials inventory in the nine-month period ended September 30, 2010.  The noncash activities were a result of exchanging equipment and materials for debt reduction with a former variable interest subsidiary.

Financing activities for our continuing operations provided net cash of $71,770 during the nine months ended September 30, 2011, compared to providing net cash of $58,308 during the nine months ended September 30, 2010.  The increase of $13,462 of net cash provided in financing activities is the result of paying down less principal in 2011 and additional funding provided by the two officers.

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

We have decided to discontinue pursuing computing hardware sales and associated servers because the overhead associated with hardware sales exceeds the associated low profit margin.  We have decided to concentrate our efforts on software sales and services to our customers.

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

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04.  The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  We will adopt the methodologies prescribed by this ASU by the date required and do not anticipate that this ASU will have a material effect on our financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Due to the recency of this pronouncement, we are evaluating our timing of adoption of ASU 2011-05, but will adopt this ASU retrospectively by the due date. This standard is not expected to have a material impact on our reported results of operations or financial position.

ASU No. 2011-08, Intangibles – Goodwill and Other.  On September 15, 2011, the FASB issued ASU No. 2011-08 which simplifies how an entity is required to test goodwill for impairment.  This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  This standard is not expected to have a material impact on our reported results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of September 30, 2011.

PART II – OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal is $50,000 with accrued interest of $2,708 through the date of filing.  We are working with the entity to arrange for an extension on the loan.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011.
10.15	Promissory Note dated November 9, 2011	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data File
101	Interactive Data File	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer