Form 10-K
period 2011-12-31
TETRIDYN SOLUTIONS INC
filed 2012-03-29
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $46,552.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 29, 2012, issuer had 23,031,863 shares of issued and outstanding common stock, par value $0.001.

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

•	whether we will be able to obtain additional amounts of capital from external sources in order to expand our product offerings and introduce newly developed products into new markets;

•	whether the substantial amounts we need to spend for product development will enable us to penetrate new markets and expand sales;

•	whether we will be able to overcome our low stock price to obtain equity capital on favorable terms;

•	whether we will be able to overcome the general downturn in the economy to expand our markets and increase revenues;

•	whether recently adopted national healthcare legislative reform will adversely affect the particular segments of the industry in which we are engaged;

•	whether our efforts to protect our intellectual properties will be successful;

•	whether our intellectual properties interfere with the intellectual properties of others; and

•	whether we will be able to engage and retain qualified technical and executive personnel.

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

PART I

ITEM 1.  BUSINESS

Nature of Business

We specialize in providing business information technology (IT) solutions to our customers.  We optimize business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions primarily to the healthcare industry.  We are expanding our service offerings into select other professional industries as we are able to commercialize product ideas for developing markets.

Product Lines

Our business IT solutions fall into four major categories:

1.      Silver Key Solution

2.      ChargeCatcher Revenue Recovery Services

3.      Healthcare Software Solutions

4.      Consulting Services

Silver Key Solution

Starting in 2009, we expanded our previous radio-frequency identification, or RFID, research and development to address problem areas in the healthcare segment, including issues surrounding patient care, optimized business processes for the healthcare providers, improved reporting of incidents, and increased revenues for provided services.  Our team has a unique combination of radio frequency, electrical, firmware, software, database, and systems engineering expertise.  This blend of expertise allows us to create a complete, integrated system that includes hardware devices worn by individuals, communications equipment, complex databases, and software systems that provide advanced reporting and analysis tools.

In 2011, we established our first two beta-test sites for our healthcare RFID solutions that include automatic patient fall detection, motion detection, identification of location within a facility, and proximity of facility employee to facility resident.  Beta testing was initialized in the first quarter of 2011 and continued throughout 2011.

We are nearing our commercialization stage for this product line and have branded it as Silver Key Solution.  We are currently finalizing form factors of the individual components and summarizing the results of our beta testing.  Initial sales for related services occurred in the first quarter of 2012.

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

ChargeCatcher fees are set on a contingency basis in which we are paid a percentage of the recovered additional revenue.  This revenue model protects our customers if they have little lost revenue, while it benefits us for high-quality data analysis that results in identifying increased lost revenue.

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

Consulting Services

We provide consulting services to customers needing assistance with various aspects of their IT services.  We offer enterprise IT assessments, policy and procedure review and creation, IT strategic planning, and project management and planning.

Research and Development

We incurred costs of $159,196 and $162,245 for research and development for our continuing operations during the years ended December 31, 2011 and 2010, respectively.  In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

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

Employees

As of March 29, 2012, we had four employees, including three full-time employees, consisting of two executive officers, who are also directors and perform technical and managerial functions, one other engineer, and one part-time administrative staff.

Government Regulation; Environmental Compliance

Our activities are not subject to present or expected probable material governmental regulation, including environmental laws.

Competition

The market for IT services and products is intensely competitive and highly fragmented, with minimal barriers to entry.  We expect competition to increase in the future, and we cannot assure that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and operating results.

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

Organization

TetriDyn Solutions, Inc. (“TetriDyn-Idaho”), was organized under the laws of the state of Idaho on October 3, 2000.  On March 22, 2006, TetriDyn-Idaho and its shareholders completed a stock exchange agreement with Creative Vending Corp., a Florida corporation.  Under the terms of the agreement, the TetriDyn-Idaho shareholders exchanged all of the outstanding TetriDyn-Idaho common stock for 17,170,563 shares of Creative common stock.  Creative also issued 829,437 shares to a consultant for services primarily rendered to TetriDyn-Idaho under a July 2005 agreement.  Creative had 2,009,350 shares of common stock outstanding prior to the reorganization that remained outstanding after the transaction.  The members of the board of directors of TetriDyn-Idaho and its management became the board of directors and management of Creative.  TetriDyn-Idaho continues as our subsidiary through which our operations are conducted.

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

The report of our auditors on our consolidated financial statements for the years ended December 31, 2011 and 2010, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We will require substantial amounts of additional capital from external sources.

We will require substantial additional funds to complete development and marketing of our new Silver Key Solution products and to expand marketing of our ChargeCatcher product.  The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control.  We anticipate that we will seek required funds from external sources.

We may seek required funds through the sale of equity or other securities.  Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as us at the time of such offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control.  Our efforts to raise equity capital will be adversely affected by the low trading price of our common stock.  We cannot assure that we will be able to complete an offering on terms favorable to us or at all.  The issuance of additional equity securities may dilute the interest of our existing shareholders or may subordinate their rights to the superior rights of new investors.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements.  Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from such project.  We cannot assure that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all.  In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

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

The implementation of our business plan entails risks of product liability.  We will seek to obtain product liability insurance, but we cannot assure that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that will make it cost-effective.  Any successful product liability claim made against us could substantially reduce or eliminate any economic return to us or our shareholders and could have a significant adverse impact on our future.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.  Of these, 23,031,863 shares of common stock and 1,200,000 shares of preferred stock are issued and outstanding as of the date of this report.  Our board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the shares of common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to our company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board until early 2012 and on the Over-The-Counter Quotation Board thereafter.  Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2012:
First Quarter (to March 28, 2012)	$0.003	$0.003

2011:
Fourth Quarter	0.001	0.003
Third Quarter	0.005	0.020
Second Quarter	0.005	0.010
First Quarter	0.021	0.040

2010:
Fourth Quarter	0.020	0.060
Third Quarter	0.030	0.060
Second Quarter	0.010	0.060
First Quarter	0.040	0.040

On March 28, 2012, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.003.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future.  We intend to reinvest any future earnings to further expand our business.  We estimate that, as of March 29, 2012, we had approximately 820 stockholders.

Issuance of Common Stock to Directors

In May 2011, we issued 400,000 shares of common stock to each of our two outside directors (800,000 total shares) for their services valued at the fair value on the date of grant of $1,680.  We also granted 150,000 shares of common stock to our employees valued at the fair value on the date of grant of $315 and 200,000 shares of common stock to two consultants for their services at the fair value on the date of grant of $420.

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

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Our revenue was $569,845 and $672,755 for 2011 and 2010, respectively, representing a decrease of $102,910, or 15%, in 2011.  The decrease in revenue in 2011 was due to our decision to discontinue a focus on hardware sales and associated services because of the unprofitability of this product line.

Cost of Revenue

Our cost of revenue was $352,754 and $357,770 for 2011 and 2010, respectively, representing a decrease of $5,016, or 1%, in 2011.  The gross margin percentage on revenue was 38% and 47% for 2011 and 2010, respectively.  The decrease in the gross margin percentage for 2011 was a result of the impairment loss we recognized in 2011 for the computer chips that were in inventory.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for 2011 and 2010 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses for our continuing operations, including noncash compensation expense, were $212,686 and $309,720 for 2011 and 2010, respectively, representing a decrease of $97,034, or 31%, in 2011.  The decrease in our general and administrative expenses in 2011, as compared to 2010, reflects the decreased salary expenditures due to reduced staff in 2011.

Professional Fees — Professional fees expenses for our continuing operations, including noncash compensation expense, were $41,596 and $49,336 for 2011 and 2010, respectively, representing a decrease of $7,740, or 16%, in 2011.  The decrease in our professional fees expenses from 2011, as compared to 2010, reflects the additional legal fees in 2010 associated with the issuance of our preferred stock.

Selling and Marketing — Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $75,823 and $131,063 for 2011 and 2010, respectively, representing a decrease of $55,240, or 42%, in 2011.  The decrease in our selling and marketing expenses from 2011, as compared to 2010, reflects our decreased salary expenditures due to reduced staff in 2011.

Research and Development — Research and development expenses for our continuing operation, including noncash compensation expense, were $159,196 and $162,245 for 2011 and 2010, respectively, representing a decrease of $3,049, or 2%, in 2010.  The decrease in research and development expenses in 2011, as compared to 2010, was immaterial.

Interest expense was $85,043 and $63,046 in 2011 and 2010, respectively, an increase of $21,997, or 35%, in 2011.  The increase in interest expense from 2011, as compared to 2010, reflects our increased use of credit lines and loans to cover our cash shortfalls in 2011.

Liquidity and Capital Resources

At December 31, 2011, our principal source of liquidity for our continuing operations consisted of $18,609 of cash, as compared to $65,007 of cash at December 31, 2010.  In addition, our stockholders’ deficit was $1,101,454 at December 31, 2011, compared to stockholders’ deficit of $746,619 at December 31, 2010, an increase in the deficit of $354,835.

Our operations used net cash of $138,167 during 2011, as compared to using $164,837 of net cash during 2010.  The $26,670 decrease in the net cash used by our operating activities during 2011 primarily resulted from reduced staff salaries in 2011 compared to 2010.

Investing activities for our operations in 2011 and 2010 used no net cash.

Financing activities for our operations provided $91,769 during 2011, compared to providing net cash of $106,060 during 2010.  The decrease of $14,291 of net cash provided from financing activities was due to less principal payments and fewer new notes payable in 2011, as compared to 2010.

We are focusing our efforts on increasing revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months.  We expect that additional sales will enable us to increase our payments on indebtedness and support the development of other products.  Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern.  However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations.  The list is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2011, consolidated financial statements.  Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  We cannot assure that actual results will not differ from those estimates.

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

Income Taxes

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies to defer certain aspects of ASU 2011-05.  For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title

David W. Hempstead	48	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and President
Antoinette R. Knapp	47	Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	87	Director and Member of Executive Compensation Committee
Larry J. Ybarrondo	74	Director and Member of Executive Compensation Committee

David Hempstead has served as our Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board since TetriDyn-Idaho’s inception, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Mr. Hempstead sets our strategic direction and works closely with our management team, board of directors, and advisors on all aspects of our operations, from product development to marketing.  He has 27 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance.  Mr. Hempstead brings a unique blend of business and technical expertise to our team.  He has capitalized on his diverse experience by frequently serving as the liaison between our technical and business divisions, enabling efficient and productive communication.  Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company.  Education: BS, Accounting with Computer Science Minor, University of Idaho.  We believe Mr. Hempstead contributes significantly to our board because of his management experience in software enterprises, financial background, and software and research experience, which enable him to provide strategic direction for our growth.

Antoinette Knapp serves as our Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director.  Ms. Knapp served as our Chief Technology Officer, Vice President, and a director since TetriDyn-Idaho’s inception and as its Secretary and Treasurer since May 2004, and assumed these positions with us upon consummation of our share exchange transaction with TetriDyn-Idaho.  Ms. Knapp administers all of our corporate and finance activities.  Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales.  Ms. Knapp has 27 years of experience in management, finance, software management, and software development.  Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses.  Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho.  Ms. Knapp provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the last completed fiscal year, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year and each of our other two highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Summary Compensation
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David W. Hempstead	2011	50,000	--	--	--	--	--	104	50,104
PEO	2010	6,311(2)	--	--	--	--	--	104	6,415
Antoinette R. Knapp	2011	50,000	--	--	--	--	--	83	50,083
Deputy PEO	2010	8,934(3)	--	--	--	--	--	83	9,017
_______________

(1)	Other compensation includes the value of fringe benefits including group life benefit.
(2)
Mr. Hempstead voluntarily forfeited payment of the amount by which his agreed salary of $108,000 exceeded the amount reported for the year of 2010.  We recognized a salary expense of $50,000 for Mr. Hempstead in 2010 with $43,689 accounted for as a contribution to capital.

(3)
Ms. Knapp voluntarily forfeited payment of the amount by which her agreed salary of $96,000 exceeded the amount reported for the year of 2010.  We recognized a salary expense of $50,000 for Ms. Knapp in 2010 with $41,066 accounted for as a contribution to capital.

Our employment agreements with Mr. Hempstead and Ms. Knapp engage them as at-will employees who we can terminate at any time, with or without cause.  Both Mr. Hempstead and Ms. Knapp have agreed to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not compete with us for three years after their employment by us terminates for any reason.  Their annual compensation is determined annually by the compensation committee.  Mr. Hempstead’s and Ms. Knapp’s 2010 and 2011 annual salaries were $108,000 and $96,000, respectively, subject to adjustment by the board.  However, Mr. Hempstead and Ms. Knapp voluntarily forfeited a majority of their 2010 salaries and postponed payment of a majority of their 2011 salaries to reduce outgoing cash flow.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2011, for each of the Named Executive Officers.  The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
David W. Hempstead	900,000	--	--	0.11	4/25/2013	--	--	--	--
PEO	720,000	--	--	0.10	5/31/2012	--	--	--	--
Antoinette R. Knapp	900,000	--	--	0.11	4/25/2013	--	--	--	--
Deputy PEO	640,000	--	--	0.10	5/31/2012	--	--	--	--
____________________

(1)	All of the foregoing options are fully vested and were unexercised at December 31, 2011.

Directors’ Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our board of directors in 2011:

Change in
	Fees				Pension Value
	Earned			Non-Equity	and
	or			Incentive	Nonqualified	All Other
	Paid in	Stock	Option	Plan	Deferred	Compen-
	Cash	Awards	Awards	Compensation	Compensation	sation
Name	($)	($)	($)	($)	Earnings	($)	Total ($)

Orville J. Hendrickson	--	840	--	--	--	--	840
Larry J. Ybarrondo	--	840	--	--	--	--	840

Directors who are employees are not compensated for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2012, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent

Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	53.3%	12,279,111	8.6%
	Options	3,160,000	12.1	3,160,000	2.2
		15,439,111	58.9	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				135,439,111	92.6

Directors:
David W. Hempstead(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Options	3,160,000	12.1	3,160,000	2.2
		15,439,111	58.9	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				135,439,111	92.6

Antoinette R. Knapp(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Options	3,160,000	12.1	3,160,000	2.2
		15,439,111	58.9	15,439,111	10.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				135,439,111	92.6

Orville J. Hendrickson	Common Stock	563,383	2.4	563,383	*
	Options	100,000	*	100,000	*
		663,383	2.9	663,383	*

Larry J. Ybarrondo	Common Stock	879,020	3.8	879,020	*
	Options	100,000	*	100,000	*
		979,020	4.2	979,020	*

All Executive Officers and Directors as a Group (4 persons):	Common Stock	13,721,514	59.6	13,721,514	9.6
	Options	3,360,000	12.7	3,360,000	2.3
		17,081,514	64.7	17,081,514	11.7

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				137,081,514	93.6%
____________________

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

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	3,378,000	$0.10	4,616,000

Equity compensation plans not approved by security holders	--	--	--

Total	3,616,000	$0.10	4,616,000

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

During 2011, we borrowed an aggregate of $125,000 in five separate $25,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes.  The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2011, we were billed approximately $28,564 for professional services rendered for the audit and reviews of our consolidated financial statements.  For our fiscal year ended December 31, 2010, we were billed approximately $24,285 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2011 and 2010, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.01	Technology License Agreement, effective October 16, 2001, by Bechtel B WXT Idaho, LLC, and TetriDyn Solutions, Inc.	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.02	Lease Document between Idaho State University and TetriDyn Solutions, Inc. dated September 1, 2004	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010.

Exhibit Number*	Title of Document	Location

10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010.

10.10	Promissory Note dated December 22, 2010	Incorporated by reference from the current report on Form 8-K filed December 27, 2010.

10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011.

10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011.

10.13	Promissory Note dated June 3, 2011	Incorporated by reference from the current report on Form 8-K filed June 3, 2011.

10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011.

10.15	Promissory Note dated November 9, 2011	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011.

10.16	Promissory Note dated February 10, 2012	Incorporated by reference from the current report on Form 8-K filed February 16, 2012.

10.17	Promissory Note dated February 22, 2012	Incorporated by reference from the current report on Form 8-K filed February 28, 2012.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 16.	Letter on Change of Certifying Accountant
16.01	Letter from Hansen, Barnett & Maxwell to Securities and Exchange Commission	Incorporated by reference from the current report on Form 8-K filed January 22, 2007.

Item 21.	Subsidiaries of the Small Business Issuer
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data
101	Interactive Data Files	This filing.

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

TETRIDYN SOLUTIONS, INC.

Date: March 29, 2012	By:	/s/ David W. Hempstead
David W. Hempstead, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2012

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
Larry J. Ybarrondo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with our 2012 annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $357,251 and used $138,167 of cash in operating activities for the year ended December 31, 2011. The Company had a working capital deficiency of $639,106 and a stockholders’ deficiency of $1,101,454 as of December 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 29, 2012

 1500 Gateway Boulevard, Suite 202 ● Boynton Beach, FL  33426
Telephone: (561) 752-1721 ● Fax: (561) 734-8562
www.cpawebb.com

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2011	2010
ASSETS
Current Assets
Cash		$18,609	$65,007
Accounts receivable		2,563	21,673
Inventory		-	63,432
Prepaid expenses		11,888	16,483
Total Current Assets		33,060	166,595
Property and Equipment, net		22,319	37,654
Total Assets		$55,379	$204,249

LIABILITIES
Current Liabilities
Accounts payable		$388,298	$365,624
Accrued liabilities		159,591	61,789
Customer deposits		24,663	30,943
Notes payable, current portion		99,614	104,162
Total Current Liabilities		672,166	562,518
Long-Term Liabilities
Notes payable, net of current portion		209,667	238,350
Convertible note payable to related party		275,000	150,000
Total Long-Term Liabilities		484,667	388,350
Total Liabilities		1,156,833	950,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	21,881,863 shares, respectively	23,032	21,882
Additional paid-in capital		2,896,351	2,895,085
Accumulated deficit		(4,022,037)	(3,664,786)
Total Stockholders' Deficit		(1,101,454)	(746,619)

Total Liabilities and Stockholders' Deficit		$55,379	$204,249

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
Revenue	$569,845	$672,755
Cost of Revenue	352,754	357,770
Gross Profit	217,091	314,985
Operating Expenses
General and administrative	212,686	309,720
Professional fees	41,596	49,336
Selling and marketing	75,823	131,063
Research and development	159,196	162,245
Total Operating Expenses	489,301	652,364
Net Loss from Operations	(272,210)	(337,379)
Other Income (Expenses)
Interest Income	2	198
Interest Expense	(85,043)	(63,046)
Total Other Income (Expenses)	(85,041)	(62,848)
Net Loss before Provision for Income Taxes	(357,251)	(400,227)
Provision for Income Taxes	-	-
Net Loss	$(357,251)	$(400,227)

Total Basic and Diluted Loss Per Common Share	$(0.02)	$(0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	22,561,971	21,881,863

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2011 and December 31, 2010

					Additional		Total
	Common Stock		Preferred Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	21,881,863	$21,882	1,200,000	$1,200	$2,810,330	$(3,264,559)	$(431,147)
In kind contribution of salaries	-	-	-	-	84,755	-	84,755
Net loss	-	-	-	-	-	(400,227)	(400,227)
Balance, December 31, 2010	21,881,863	21,882	1,200,000	1,200	2,895,085	(3,664,786)	(746,619)
Issuance for outside director
services, $0.0021 per share,
May 2011	800,000	800	-	-	881	-	1,681
Issuance for employees' services,
$0.0021 per share,
May 2011	150,000	150	-	-	165	-	315
Issuance for consultants' services,
$0.0021 per share,
May 2011	200,000	200	-	-	220	-	420
Net loss	-	-	-	-	-	(357,251)	(357,251)
Balance, December 31, 2011	23,031,863	$23,032	1,200,000	$1,200	$2,896,351	$(4,022,037)	$(1,101,454)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(357,251)	$(400,227)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	15,335	15,351
Common stock issued for services	2,416	-
In kind contributions of services	-	84,755
Changes in operating assets and liabilities:
Accounts receivable	19,110	40,689
Inventory	63,432	739
Prepaid expenses	4,595	323
Accrued expenses	97,802	(3,181)
Accounts payable	22,674	98,855
Customer deposits	(6,280)	(2,141)
Net Cash Used in Operating Activities	(138,167)	(164,837)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	125,000	150,000
Principal payments on notes payable	(33,231)	(43,940)
Net Cash Provided by Financing Activities	91,769	106,060
Net Decrease in Cash	(46,398)	(58,777)
Cash at Beginning of Year	65,007	123,784
Cash at End of Year	$18,609	$65,007

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$68,367	$47,702
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
DECEMBER 31, 2011 AND 2010

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

Business Segments – The Company has only one business segment for the years ended December 31, 2010 and 2011.

Use of Estimates – In preparing financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Estimates include the valuation of deferred tax assets, inventory allowance, reserve for accounts receivable, and legal contingency.  Actual results could differ from these estimates.

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
DECEMBER 31, 2011 AND 2010

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

Going Concern– The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had a net loss of $357,251 and used $138,167 of cash in operating activities for the year ended December 31, 2011.  The Company had a working capital deficiency of $639,106 and a stockholders’ deficiency of $1,101,454 as of December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to increase its sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes – The Company accounts for income taxes under FASB ASC 740-10-25, Income Taxes.  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Inventory – Inventory is recorded at cost and the Company utilizes the First-In, First-Out (FIFO) cost flow method.  Gains or losses on dispositions or impairment of inventory are included in the results of operations when realized.

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of December 31, 2011 and 2010, 3,378,000 and 3,465,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of December 31, 2011 and 2010, 91,666,667 and 5,000,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 505, “Share-Based Payment.”  Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached; or (b) the earlier of (i) the non-employee performance is complete; or (ii) the instruments are vested.  The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

As the result of adoption of FASB ASC 505, the Company recognized $2,415 and no compensation during the years ended December 31, 2011, and December 31, 2010, respectively (see Note 8).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Recent Accounting Pronouncements – ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies to defer certain aspects of ASU 2011-05.  For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments do not require any transition disclosures.

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

Note 2 – Property and Equipment

Property and equipment consist of the following as of December 31, 2011 and 2010:

December 31,	2011	2010
Computer & office equipment	$51,587	$51,587
Company vehicle	33,981	33,981
Accumulated depreciation	(63,249)	(47,914)
	$22,319	$37,654

Depreciation expense during the years ended December 31, 2011 and 2010, was $15,335 and $15,351, respectively.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Inventory

The Company’s inventory is comprised of regular inventory and direct materials to be used in the manufacture of new products.  During the year ended December 31, 2010, the Company received computer chips in exchange for a $63,432 reduction of a former variable interest subsidiary’s debt to the Company.  The Company reviewed the valuation of these computer chips and recognized an impairment loss on the chips for their full value of $63,432 in the year ended December 31, 2011.

Note 4 – Investments

As of December 31, 2010 and December 31, 2011, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems.  The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method.  The value of the investment was $0 as of December 31, 2010 and 2011.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2011, the Company had $388,298 in accounts payable, $344,240 of which is due under multiple revolving credit arrangements with varying rates of interest between 5.25% and 27.24%.

As of December 31, 2011, the Company had $159,591 in accrued liabilities.  The accrued liabilities included $23,491 that represents an overpayment by one customer.  This overpayment was refunded to the customer in February 2012.  The accrued liabilities also included $99,047 in unpaid salaries to two of its officers.

Note 6 – Convertible Notes Payable to Related Party

In 2010, the Company borrowed $150,000 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes.  The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013.  Since the loans were not paid within 60 days, the Company is obligated to pay $18,000 for costs associated with securing the funds and accrued interest.  As of December 31, 2011, $14,000 of interest is included in accrued expenses.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In 2011, the Company borrowed $125,000 in five separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes.  The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.  Since the loans were not paid within 60 days, the Company is obligated to pay $10,000 for costs associated with securing the funds.  As of December 31, 2011, the $10,000 of interest is included in accrued expenses.

Note 7 – Notes Payable

Effective in May 2011, one economic development lender agreed to suspend all loan payments toward principal and interest for six months on two separate loans.  The balances of the two loans were $23,435 and $141,719 as of December 31, 2011.

Notes payable are summarized as follows:

	December 31,	December 31,
	2011	2010
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the company's
assets and shares of founders' common stock	$85,821	$104,829
Note payable to third party, due in monthly payments of
$979 through July 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	23,435	27,045
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	141,719	145,132
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured
by certain asset	8,306	15,506
Total Notes Payable	$309,281	$342,512
Less: Current Portion	99,614	104,162
Long-Term Notes Payable	$209,667	$238,350

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Annual maturities of notes payable as of December 31, 2011, were as follows:

Years Ending December 31:
2012	$99,614
2013	45,669
2014	145,457
2015	18,541
2016	-
Thereafter	-
Total	$309,281

Note 8 – Stockholders’ Equity

Common Stock – As of January 1, 2010, the Company had 21,881,863 common shares issued and outstanding.  No shares or options were granted in 2010.

In May 2011, the Company granted 400,000 shares of common stock to each of its outside directors (800,000 total shares) for their services valued at the fair value on the date of grant of $1,680.  The Company also granted 150,000 shares of common stock to its employees valued at the fair value on the date of grant of $315 and 200,000 shares of common stock for two consultants’ services at the fair value on the date of grant of $420.

No options were granted during 2011.

A summary of the status of the Company’s stock options as of December 31, 2011, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price
Outstanding at beginning of year	3,465,000
Expired	(87,000)	$0.10
Outstanding at December 31, 2011	3,378,000
Exercisable at December 31, 2011	3,378,000
Weighted average exercise price of options granted to employees in the year ended Dec. 31, 2011	$-

Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.09	203,000	2.46	$0.09	203,000	$0.09
$0.10	1,375,000	0.50	0.10	1,375,000	0.10
$0.11	1,800,000	1.32	0.11	1,800,000	0.11
	3,378,000			3,378,000

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

A summary of the status of the Company’s stock options as of December 31, 2010, and the changes during the period ended is presented below:

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

Preferred Stock – No shares or options were granted in 2010 or 2011.

Note 9 – Concentrations

Sales – The Company had two customers that represented 11% and 10% of sales for the year ended December 31, 2011.  The two customers were both regional critical access hospitals that purchased services, hardware, and software from the Company.  The Company had two different customers that represented 17% and 13% of sales for the year ended December 31, 2010.  The two customers were both regional critical access hospitals that purchased services, hardware, and software from the Company.

Accounts Receivable – The Company had only two accounts receivable for the year ended December 31, 2011, both of which were paid in full in January 2012.  The Company had four customers that represented 10%, 14%, 20%, and 36% of the accounts receivable for the year ended December 31, 2010.  The 10% and 14% accounts receivables were for services and hardware and were both paid in full in January 2011.  The 20% and 36% accounts receivables were accounts that were on payment plans and were paid in full in the year ended December 31, 2011.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 10 – Income Taxes

As of December 31, 2011, the Company has net operating loss carry-forwards of approximately $2,891,925 that expire, if not used, from 2022 through 2031.  The valuation allowance at December 31, 2011, was $1,113,714.  The net change in the valuation allowance for the year ended December 31, 2011, was an increase of $139,332.  The Company paid no income taxes during the years ended December 31, 2011 and 2010.  Deferred tax assets and related valuation allowance were as follows at December 31, 2011 and 2010:

December 31,	2011	2010
Customer deposits	$9,967	$12,417
Operating loss carry forwards	1,103,779	962,735
Depreciation	(32)	(756)
Total Deferred Income Tax Assets	1,113,714	974,396
Valuation allowance	(1,113,714)	(974,396)
Net Deferred Income Tax Asset	$-	$-

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

For the Years Ended December 31,	2011	2010
Benefit at statutory rate (34%)	$(121,465)	$(136,077)
Non-deductible permanent differences	67	505,228
Change in valuation allowance	139,332	(349,060)
State tax benefit, net of federal tax	(17,934)	(20,091)
Benefit from Income Taxes	$-	$-

Note 11 – Commitments and Contingencies

In March 2012, the executive compensation committee approved the continuation of officer salaries at the current annual rate of $50,000 for the Chief Executive Officer and the Deputy Chief Executive Officer. These salaries wil remain in effect until the board and executive compensation committee approve further modifications.

In November 2011, a customer filed a complaint against the Company in order to receive a refund on a nonrefundable custom software product purchased in September 2010.  McKesson, the manufacturer of the software product, was also named in the complaint.  The Company submitted a response rejecting the complaint.  A court date has been set for June 2012.  The Company considers the potential litigation contingency to be without merit due to the clearly-stated and acknowledged non-return policy and the shared responsibility with the software manufacturer. It is too early in the process for managment to reasonably estimate the outcome of this matter.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 12 – Subsequent Events

In February 2012, the Company borrowed $40,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $4,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.