Form 10-Q
period 2012-03-31
TETRIDYN SOLUTIONS INC
filed 2012-05-15
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2012, issuer had 23,031,863 outstanding shares of common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2012	2011
		(Unaudited)
ASSETS
Current Assets
Cash		$1,048	$18,609
Accounts receivable		13,806	2,563
Prepaid expenses		7,932	11,888
Total Current Assets		22,786	33,060
Property and Equipment, net		18,522	22,319
Total Assets		$41,308	$55,379

LIABILITIES
Current Liabilities
Accounts payable		$393,878	$388,298
Accrued liabilities		177,833	159,591
Customer deposits		20,106	24,663
Notes payable, current portion		105,677	99,614
Total Current Liabilities		697,494	672,166
Long-Term Liabilities
Notes payable, net of current portion		200,866	209,667
Convertible note payable to related party		315,000	275,000
Total Long-Term Liabilities		515,866	484,667
Total Liabilities		1,213,360	1,156,833

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	23,031,863 shares, respectively	23,032	23,032
Additional paid-in capital		2,896,351	2,896,351
Accumulated deficit		(4,092,635)	(4,022,037)
Total Stockholders' Deficit		(1,172,052)	(1,101,454)

Total Liabilities and Stockholders' Deficit		$41,308	$55,379

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenue	$49,077	$211,008
Cost of Revenue	5,259	103,223
Gross Profit	43,818	107,785
Operating Expenses
General and administrative	45,183	78,133
Professional fees	14,529	14,509
Selling and marketing	6,271	30,352
Research and development	26,462	44,803
Total Operating Expenses	92,445	167,797
Net Loss from Operations	(48,627)	(60,012)
Other Income (Expenses)
Interest Expense	(21,971)	(21,531)
Total Other Income (Expenses)	(21,971)	(21,531)
Net Loss from Operations before
Provision for Income Taxes	(70,598)	(81,543)
Provision for Income Taxes	-	-
Net Loss	(70,598)	(81,543)

Total Basic and Diluted Loss Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,031,863	21,881,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(70,598)	$(81,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,797	3,900
Changes in operating assets and liabilities:
Accounts receivable	(11,243)	(3,864)
Prepaid expenses	3,956	5,062
Accrued expenses	18,242	28,278
Accounts payable	5,580	12,111
Customer deposits	(4,557)	(7,265)
Net Cash Used in Operating Activities	(54,823)	(43,321)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	40,000	25,000
Principal payments on notes payable	(2,738)	(9,903)
Net Cash Provided by Financing Activities	37,262	15,097
Net Decrease in Cash	(17,561)	(28,224)
Cash at Beginning of Period	18,609	65,007
Cash at End of Period	$1,048	$36,783

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$17,166	$11,212

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011, including the financial statements and notes thereto.

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

Business Segments – The Company has only one business segment for the three months ended March 31, 2012 and 2011.

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

The Company had three customers that represented more than 10% of sales for the three-month period ended March 31, 2012, and three customers that represented more than 10% of sales for the three-month period ended March 31, 2011, as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Customer A	10%	20%
Customer B	46%	--
Customer C	11%	--
Customer D	--	16%
Customer E	--	12%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $70,598 and used $54,823 of cash in operating activities for the three months ended March 31, 2012.  The Company had a working capital deficiency of $674,708 and a stockholders’ deficiency of $1,172,052 as of March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes – The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, “Income Taxes.”  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net Profit (Loss) Per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of March 31, 2012 and 2011, 3,378,000 and 3,465,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of March 31, 2012 and 2011, 105,000,000 and 6,250,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Reclassifications – Certain amounts in the 2011 information have been reclassified to conform to the 2012 presentation.  These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3 – Investments

As of March 31, 2012 and March 31, 2011, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems.  The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method.  The value of the investment was $0 as of March 31, 2012 and 2011.

Note 4 – Accounts Payable and Accrued Liabilities

As of March 31, 2012, the Company had $393,878 in accounts payable, $350,919 of which is due under multiple revolving credit arrangements with varying rates of interest between 5.25% and 27.24%.

As of March 31, 2012, the Company had $177,833 in accrued liabilities.  The accrued liabilities included $133,327 that represents unpaid salaries, including accrued payroll taxes, for two of its officers.

Note 5 – Convertible Notes Payable to Related Party

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

As of March 31, 2012, the Company had $315,000 in convertible notes payable to related party with $23,604 in accrued interest.

Note 6 – Notes Payable

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal was $50,000 with accrued interest of $3,785 through March 31, 2012.  The Company plans to work with the entity to arrange for an extension on the loan.

As of March 31, 2012, the Company was delinquent in payments on two loans to a second economic development entity.  The Company owed this economic entity $7,183 in late payments with an outstanding balance of $164,287 and accrued interest of $7,780 as of March 31, 2012.  Both loans are guaranteed by two of the Company’s officers.  One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.  The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2012, the Company was delinquent in payments on a loan to a third economic development entity.  The Company owed the third economic entity $4,000 in late payments with an outstanding balance of $85,821 and accrued interest of $1,498 as of March 31, 2012.  This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock.  The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7 – Commitments and Contingencies

In March 2012, the executive compensation committee set the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent Executive Compensation Committee resolution.

In November 2011, a customer filed a complaint against the Company in order to receive a refund on a nonrefundable custom software product, purchased in September 2010.  McKesson, the manufacturer of the software product, was also named in the complaint.  The Company submitted a response rejecting the complaint.  A court date was set for June 2012, but the customer requested a continuance of 30 to 60 days.  The Company considers the potential litigation contingency to be without merit due to the clearly-stated and acknowledged non-return policy and the shared responsibility with the software manufacturer.  It is too early in the process for management to reasonably estimate the outcome of this matter.

Note 8 – Subsequent Events

The Company has evaluated all subsequent events through May 15, 2012 for disclosure in preparing these condensed consolidated financial statements.

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

We provide business IT solutions to the healthcare industry.  We are expanding our service offerings into selected other professional industries as those markets develop and as we develop new applications for our integrated system of radio frequency identification and software solutions for tracking, management, and diagnostic systems.

Description of Expenses

General and administrative expenses consist of salaries and related costs for accounting, administration, finance, human resources, and information systems for internal use.

Professional fees expenses consist of fees related to legal and auditing services.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Our revenue was $49,077 for the three months ended March 31, 2012, compared to $211,008 for the three months ended March 31, 2011, representing a decrease of $161,931, or 77%, for the three-month period.  The decrease in revenues was due to the discontinuation of pursuing computing hardware sales and associated services.

Cost of Revenue

Our cost of revenue was $5,259 for the three months ended March 31, 2012, compared to $103,223 for the three months ended March 31, 2011, representing a decrease of $97,964, or 95%, for the three-month period.  The gross margin percentage on revenue was 89% for the three months ended March 31, 2012, and 51% for the three months ended March 31, 2011.  The increase in the gross margin percentage for the three months ended March 31, 2012, from the three months ended March 31, 2011, was due to the discontinuation of pursuing computing hardware sales and associated services.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative — General and administrative expenses, including noncash compensation expense, were $45,183 for the three months ended March 31, 2012, compared to $78,133 for the three months ended March 31, 2011, representing a decrease of $32,950, or 42%, in 2012.  The decrease in our general and administrative expenses for the three-month period ended March 31, 2012, as compared to the three months ended March 31, 2011, reflects the decrease in overhead related to a reduction of staff for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Professional Fees — Professional fees expenses were $14,529 for the three months ended March 31, 2012, compared to $14,509 for the three months ended March 31, 2011, representing a decrease of $20, or 0%, for the three-month period.  The decrease in our professional fees expenses for the three-month period ended March 31, 2012, as compared to the three months ended March 31, 201, was immaterial.

Selling and Marketing — Selling and marketing expenses were $6,271 for the three months ended March 31, 2012, compared to $30,352 for the three months ended March 31, 2011, representing a decrease of $24,081, or 79%, for the three-month period.  The decrease in our selling and marketing expenses for the three-month period ended March 31, 2012, as compared to the three months ended March 31, 201, reflects the reduction of staff for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Research and Development — Research and development expenses were $26,462 for the three months ended March 31, 2012, compared to $44,803 for the three months ended March 31, 2011, representing a decrease of $18,341, or 41%, for the three-month period.  The decrease in research and development expenses reflects the reduction of staff for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Interest expense was $21,971 for the three months ended March 31, 2012, as compared to $21,531 for the three months ended March 31, 2011, representing an increase of $440, or 2%, for the three-month period.  The increase in interest expense was immaterial.

Liquidity and Capital Resources

At March 31, 2012, our principal source of liquidity consisted of $1,048 of cash, as compared to $18,609 of cash at December 31, 2011.  In addition, our stockholders’ deficit was $1,172,052 at March 31, 2012, compared to stockholders’ deficit of $1,101,454 at December 31, 2011, an increase in the deficit of $70,598.

Our operations used $54,823 of net cash during the three months ended March 31, 2012, as compared to the $43,321 of net cash used by our operations during the three months ended March 31, 2011.  The $11,502 increase in the net cash used by our operating activities was due a reduced accrual rate for our accrued expenses during the three-month period ended March 31, 2012, compared to the three-month period ended March 31, 2011.

Investing activities for the three months ended March 31, 2012 and 2011, used no net cash.

Financing activities for our operations provided net cash of $37,262 during the three months ended March 31, 2012, compared to providing net cash of $15,097 during the three months ended March 31, 2011.  The increase of $22,165 of net cash provided by financing activities is the result of reduced principal payments on notes payable while securing a related-party loan in 2012.

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

Income Taxes

We account for income taxes under FASB ASC 740-10-25, “Income Taxes.”  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of March 31, 2012.

PART II – OTHER INFORMATION

ITEM 3.  DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal was $50,000 with accrued interest of $3,785 through March 31, 2012.  We plan to work with the entity to arrange for an extension on the loan.

As of March 31, 2012, we were delinquent in payments on two loans to a second economic development entity.  We owed this economic entity $7,183 in late payments with an outstanding balance of $164,287 and accrued interest of $7,780 as of March 31, 2012.  Both loans are guaranteed by two of our officers.  One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.  We are working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2012, we were delinquent in payments on a loan to a third economic development entity.  We owed the second economic entity $4,000 in late payments with an outstanding balance of $85,821 and accrued interest of $1,498 as of March 31, 2012.  This loan is secured by a junior lien on all our assets and shares of founders’ common stock.  We are working with this entity to bring the payments current as soon as cash flow permits.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.16	Promissory Note dated February 10, 2012	Incorporated by reference from the current report on Form 8-K filed February 16, 2012

10.17	Promissory Note dated February 22, 2012	Incorporated by reference from the current report on Form 8-K filed February 28, 2012

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer