Form 10-Q
period 2012-06-30
TETRIDYN SOLUTIONS INC
filed 2012-08-20
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 20, 2012, issuer had 23,031,863 outstanding shares of common stock, par value $0.001.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2012	2011
		(Unaudited)
ASSETS
Current Assets
Cash		$3,826	$18,609
Accounts receivable		11,638	2,563
Prepaid expenses		4,099	11,888
Total Current Assets		19,563	33,060
Property and Equipment, net		14,851	22,319
Total Assets		$34,414	$55,379

LIABILITIES
Current Liabilities
Accounts payable		$387,827	$388,298
Accrued liabilities		214,080	159,591
Customer deposits		26,627	24,663
Notes payable, current portion		120,953	99,614
Total Current Liabilities		749,487	672,166
Long-Term Liabilities
Notes payable, net of current portion		183,193	209,667
Convertible notes payable to related party		315,000	275,000
Total Long-Term Liabilities		498,193	484,667
Total Liabilities		1,247,680	1,156,833

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	23,031,863 shares, respectively	23,032	23,032
Additional paid-in capital		2,896,351	2,896,351
Accumulated deficit		(4,133,849)	(4,022,037)
Total Stockholders' Deficit		(1,213,266)	(1,101,454)

Total Liabilities and Stockholders' Deficit		$34,414	$55,379

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$89,739	$205,684	$138,816	$416,692
Cost of Revenue	14,537	128,814	19,796	232,037
Gross Profit	75,202	76,870	119,020	184,655
Operating Expenses
General and administrative	38,664	76,830	83,847	154,963
Professional fees	5,184	12,918	19,713	27,427
Selling and marketing	20,056	20,825	26,327	51,177
Research and development	25,984	45,080	52,446	89,883
Total Operating Expenses	89,888	155,653	182,333	323,450
Net Loss from Operations	(14,686)	(78,783)	(63,313)	(138,795)
Other Income (Expenses)
Interest Expense	(26,528)	(18,887)	(48,499)	(40,418)
Total Other Income (Expenses)	(26,528)	(18,887)	(48,499)	(40,418)
Net Loss before Provision for Income Taxes	(41,214)	(97,670)	(111,812)	(179,213)
Provision for Income Taxes	-	-	-	-
Net Loss	$(41,214)	$(97,670)	$(111,812)	$(179,213)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,031,863	22,302,293	23,031,863	22,092,078

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(111,812)	$(179,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,468	7,742
Common stock issued for services	-	2,415
Changes in operating assets and liabilities:
Accounts receivable	(9,075)	(7,541)
Prepaid expenses	7,789	10,995
Accrued expenses	54,489	56,892
Accounts payable	(471)	18,514
Customer deposits	1,964	(16,682)
Net Cash Used in Operating Activities	(49,648)	(106,878)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	40,000	75,000
Principal payments on notes payable	(5,135)	(21,402)
Net Cash Provided by Financing Activities	34,865	53,598
Net Decrease in Cash	(14,783)	(53,280)
Cash at Beginning of Period	18,609	65,007
Cash at End of Period	$3,826	$11,727

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$35,240	$33,450

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

Business Segments – The Company has only one business segment for the three and six months ended June 30, 2012 and 2011.

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

The Company had three customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2012, and four customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2011, as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Customer A	37%	40%	--	--
Customer B	27%	19%	--	--
Customer C	19%	13%	--	--
Customer D	--	--	14%	--
Customer E	--	--	12%	12%
Customer F	--	--	13%	--
Customer G	--	--	--	12%

Going Concern– The accompanying condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss $41,214 and $111,812 for the three and six months ended June 30, 2012, respectively.  The Company used $49,648 of cash in operating activities for the six months ended June 30, 2012.  The Company had a working capital deficiency of $722,535 and a stockholders’ deficiency of $1,213,266 as of June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Profit (Loss) per Common Share – Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, “Earnings Per Share.”  As of June 30, 2012 and 2011, 2,018,000 and 3,457,500, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share.  Additionally, as of June 30, 2012 and 2011, 286,363,636 and 45,000,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 3 – Recent Accounting Pronouncements

In December 2011, FASB issued “Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet.  The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists or that are subject to an enforceable master netting arrangement.  The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013.  The update only requires additional disclosures; as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows, or financial condition.

Note 4 – Investments

As of June 30, 2012 and June 30, 2011, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems.  The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method.  The value of the investment was $0 as of June 30, 2012 and 2011.

Note 5 – Accounts Payable and Accrued Liabilities

As of June 30, 2012, the Company had $387,827 in accounts payable, $348,741 of which is due under multiple revolving credit arrangements with varying rates of interest between 5.25% and 29.99%.

As of June 30, 2012, the Company had $214,080 in accrued liabilities.  The accrued liabilities included $160,030 that represents unpaid salaries, including accrued payroll taxes, for two of its officers.

Note 6 – Convertible Notes Payable to Related Party

In February 2012, the Company borrowed $40,000 from two of its officers and directors, repayable pursuant to a convertible promissory note.  The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $4,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014.  Since the loan was not paid within 60 days, the Company is obligated to pay $4,000 for costs associated with securing the funds.

In connection with the Company’s convertible notes payable due to related parties, management has determined that the conversion feature of the notes results in the number of required common shares to exceed the currently authorized shares.  The terms of the notes provide the holder with the option to convert the balance due, including interest, to common shares at the fair market value of the Company’s common stock on the date of conversion.  In accordance with ASC 480-10, the conversion feature of these instruments does not result in a separately valued derivative liability because the value of the liability is fixed.  Additionally, in accordance with ASC 815-40, “If the contract provides the counterparty with a choice of net cash settlement or settlement in shares, this Subtopic assumes net cash settlement.”  As of June 30, 2012, the conversion feature of the related-party notes payable would result in 314,151,818 shares of common stock being necessary to meet the conversion feature of the related-party notes, but the Company only has 100,000,000 shares authorized.  Additionally, the Company has 2,018,000 outstanding options currently issued to employees, directors, and officers.  The Company has also evaluated the guidance contained in ASC 815-40 and determined that no additional valuation is necessary.

As of June 30, 2012, the Company had $315,000 in convertible notes payable to related parties with $30,567 in accrued interest.

Note 7 – Notes Payable

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal was $50,000 with accrued interest of $4,410 through June 30, 2012.

As of June 30, 2012, the Company was delinquent in payments on two loans to a second economic development entity.  The Company owed this economic entity $12,625 in late payments with an outstanding balance of $163,791 and accrued interest of $8,491 as of June 30, 2012.  Both loans are guaranteed by two of the Company’s officers.  One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.  The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2012, the Company was delinquent in payments on a loan to a third economic development entity.  The Company owed the third economic entity $8,000 in late payments with an outstanding balance of $85,821 and accrued interest of $1,012 as of June 30, 2012.  This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock.  The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8 – Commitments and Contingencies

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenues

Our revenue was $89,739 and $138,816 for the three and six months ended June 30, 2012, respectively, compared to $205,684 and $416,692 for the three and six months ended June 30, 2011, respectively, representing a decrease of $115,945, or 56%, and $277,876, or 67%, for the three- and six-month periods, respectively.  The decrease in revenues was due to the discontinuation of pursuing computing hardware sales and associated services.

Cost of Revenue

Our cost of revenue was $14,537 and $19,796 for the three and six months ended June 30, 2012, respectively, compared to $128,814 and $232,037 for the three and six months ended June 30, 2011, respectively, representing a decrease of $114,277, or 89%, and $212,241, or 91%, for the three- and six-month periods, respectively.  The gross margin percentage on revenue was 84% and 86% for the three and six months ended June 30, 2012, respectively, and 37% and 44% for the three and six months ended June 30, 2011, respectively.  The increase in the gross margin percentage for the three and six months ended June 30, 2012, from the three and six months ended June 30, 2011, was due to the discontinuation of pursuing computing hardware sales and associated services.  Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $38,664 and $83,847 for the three and six months ended June 30, 2012, respectively, compared to $76,830 and $154,963 for the three and six months ended June 30, 2011, respectively, representing a decrease of $38,166, or 50%, and $71,116, or 46%, for the three- and six-month periods, respectively.  The decrease in our general and administrative expenses reflects the decrease in overhead related to a reduction of staff.

Professional fees expenses were $5,184 and $19,713 for the three and six months ended June 30, 2012, respectively, compared to $12,918 and $27,427 for the three and six months ended June 30, 2011, respectively, representing a decrease of $7,734, or 60%, and $7,714, or 28%, for the three- and six-month periods, respectively.  The decrease in our professional fees expenses reflects the increased audit fees in 2011 due to a physical inventory inspection being required in 2011.

Selling and marketing expenses, including noncash compensation expense, were $20,056 and $26,327 for the three and six months ended June 30, 2012, respectively, compared to $20,825 and $51,177 for the three and six months ended June 30, 2011, respectively, representing a decrease of $769, or 4%, and $24,850, or 49%, for the three- and six-month periods, respectively.  The decrease in our selling and marketing expenses reflects the decrease in reduction of staff caused by reduced operations.

Research and development expenses were $25,984 and $52,446 for the three and six months ended June 30, 2012, respectively, compared to $45,080 and $89,883 for the three and six months ended June 30, 2011, respectively, representing a decrease of $19,096, or 42%, and $37,437, or 42%, for the three- and six-month periods, respectively.  The decrease in our research and development expenses reflects the decrease in reduction of staff.

Interest expense was $26,528 and $48,499 for the three and six months ended June 30, 2012, respectively, as compared to $18,887 and $40,418 for the three and six months ended June 30, 2011, respectively, representing an increase of $7,641, or 40%, and $8,081, or 20%, for the three- and six-month periods, respectively.  The increase in interest expense is directly related to our increased use of short-term borrowing.

Liquidity and Capital Resources

At June 30, 2012, our principal source of liquidity consisted of $3,826 of cash, as compared to $18,609 of cash at December 31, 2011.  In addition, our stockholders’ deficit was $1,213,266 at June 30, 2012, compared to stockholders’ deficit of $1,101,454 at December 31, 2011, an increase in the deficit of $111,812.

We used $49,648 of net cash during the six months ended June 30, 2012, as compared to the $106,878 of net cash used during the six months ended June 30, 2011.  The $57,230 decrease in the net cash used resulted primarily from a general decrease in expenses due to reduction in staff.

Financing activities for our continuing operations provided net cash of $34,865 during the six months ended June 30, 2012, compared to providing net cash of $53,598 during the six months ended June 30, 2011.  The decrease of $18,733 of net cash provided in financing activities was the result of reduced borrowing in 2012.

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

Recent Accounting Pronouncements

In December 2011, FASB issued “Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet.  The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists or that are subject to an enforceable master netting arrangement.  The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013.  The update only requires additional disclosures; as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows, or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default.  The loan principal was $50,000 with accrued interest of $4,410 through June 30, 2012.

As of June 30, 2012, we were delinquent in payments on two loans to a second economic development entity.  We owed this economic entity $12,625 in late payments with an outstanding balance of $163,791 and accrued interest of $8,491 as of June 30, 2012.  Both loans are guaranteed by two of our officers.  One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.  We are working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2012, we were delinquent in payments on a loan to a third economic development entity.  We owed the second economic entity $8,000 in late payments with an outstanding balance of $85,821 and accrued interest of $1,012 as of June 30, 2012.  This loan is secured by a junior lien on all our assets and shares of founders’ common stock.  We are working with this entity to bring the payments current as soon as cash flow permits.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data
101	Interactive Data files	To be filed within 30 days from the filing date of this report pursuant to the grace period provided for the filing of the first detail tagged submission.

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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: August 20, 2012	By:	/s/ David W. Hempstead
David W. Hempstead, President, Chief Executive Officer, and Principal Financial Officer