Form 10-Q
period 2012-09-30
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 033-19411-C

TetriDyn Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Queen Street, Lancaster, PA 17603
(Address of principal executive offices, including zip code)

(717) 715-0238
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
Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 28, 2015, issuer had 53,404,140 outstanding shares of common stock, par value $0.001.

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of September 30, 2012, and for the nine months then ended, without giving effect to the matters set forth in Note 9 under the caption “Subsequent Events.”

This report is being filed in August 2015 in conjunction with our filing, at or about the same time, of our:

➢	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012;
➢	Annual Report on Form 10-K for the year ended December 31, 2012;
➢	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2013;
➢	Annual Report on Form 10-K for the year ended December 31, 2013;
➢	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2014;
➢	Annual Report on Form 10-K for the year ended December 31, 2014; and
➢	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

You should read all of the foregoing reports and may rely on the Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any current reports on Form 8-K for a description of current operations.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2012	2011
		(Unaudited)
ASSETS
Current Assets
Cash		$1,745	$18,609
Accounts receivable		16,873	2,563
Prepaid expenses		1,317	11,888
Total Current Assets		19,935	33,060
Property and Equipment, net		11,382	22,319
Total Assets		$31,317	$55,379

LIABILITIES
Current Liabilities
Accounts payable		$397,389	$388,298
Accrued liabilities		252,354	159,591
Customer deposits		19,333	24,663
Notes payable, current portion		128,413	99,614
Total Current Liabilities		797,489	672,166
Long-Term Liabilities
Notes payable, net of current portion		173,803	209,667
Convertible notes payable to related party		320,000	275,000
Total Long-Term Liabilities		493,803	484,667
Total Liabilities		$1,291,292	$1,156,833

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	23,031,863 shares, respectively	23,032	23,032
Additional paid-in capital		2,896,351	2,896,351
Accumulated deficit		(4,180,558)	(4,022,037)
Total Stockholders' Deficit		(1,259,975)	(1,101,454)

Total Liabilities and Stockholders' Deficit		$31,317	$55,379

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$57,579	$78,791	$196,395	$495,483
Cost of Revenue	6,321	25,669	26,117	257,706
Gross Profit	51,258	53,122	170,278	237,777
Operating Expenses
General and administrative	36,942	40,303	120,789	195,266
Professional fees	8,601	7,734	28,314	35,161
Selling and marketing	3,337	4,737	29,664	55,914
Research and development	25,257	44,407	77,703	134,290
Total Operating Expenses	74,137	97,181	256,470	420,631
Net Loss from Operations	(22,879)	(44,059)	(86,192)	(182,854)
Other Expenses
Interest Expense	(23,830)	(24,812)	(72,329)	(65,230)
Total Other Expenses	(23,830)	(24,812)	(72,329)	(65,230)
Net Loss before Provision for Income Taxes	(46,709)	(68,871)	(158,521)	(248,084)
Provision for Income Taxes	-	-	-	-
Net Loss	$(46,709)	$(68,871)	$(158,521)	$(248,084)

Total Basic and Diluted Loss Per Common Share	$-	$-	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,031,863	23,031,863	23,031,863	22,405,340

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(158,521)	$(248,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,937	11,539
Common stock issued for services	-	2,415
Changes in operating assets and liabilities:
Accounts receivable	(14,310)	19,994
Prepaid expenses	10,571	14,491
Accrued expenses	92,763	88,297
Accounts payable	9,091	24,797
Customer deposits	(5,330)	(17,723)
Net Cash Used in Operating Activities	(54,799)	(104,274)
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	45,000	100,000
Principal payments on notes payable	(7,065)	(28,230)
Net Cash Provided by Financing Activities	37,935	71,770
Net Decrease in Cash	(16,864)	(32,504)
Cash at Beginning of Period	18,609	65,007
Cash at End of Period	$1,745	$32,503

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$50,971	$45,827

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Basis of Presentation

TetriDyn Solutions, Inc. (the “Company”), specializes in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by using systems engineering methodologies, strategic planning, and system integration to add efficiency and value to its customers’ business processes and to help its customers identify critical success factors in their business.

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

Note 2—Organization and Summary of Significant Accounting Policies

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments—The Company had only one business segment for the three and nine months ended September 30, 2012 and 2011.

Use of Estimates—In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents—For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition—Revenue from software licenses, related installation, and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service is recognized as the services are provided, which is determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company had one customer that represented more than 10% of sales for the three-month period ended September 30, 2012, and two customers that represented more than 10% of sales for the nine-month period ended September 30, 2012. The Company had three customers that represented more than 10% of sales for the three-month period ended September 30, 2011, and two customers that represented more than 10% of the sales for the nine-month period ended September 30, 2011, as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Customer A	76%	49%	--	--
Customer B	--	14%	--	--
Customer C	--	--	22%	--
Customer D	--	--	16%	13%
Customer E	--	--	12%	--
Customer F	--	--	--	11%

Going Concern—The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $46,709 and $158,521 for the three and nine months ended September 30, 2012, respectively. The Company used cash of $54,799 in operating activities for the nine months ended September 30, 2012. The Company had a working capital deficiency of $777,554 and a stockholders’ deficit of $1,259,975 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes—The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, customer deposits, notes payable, and related-party convertible note payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment—Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of September 30, 2012 and 2011, 2,018,000 and 3,383,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of September 30, 2012 and 2011, 35,452,900 and 54,225,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation—On June 17, 2009, at the Company’s annual shareholders meeting, the Company’s shareholders approved the 2009 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2009 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2009 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 505, Share-Based Payment. Emerging Issues Task Force, or EITF, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, defines the measurement date and recognition period for such instruments. In general, the measurement date is when either: (a) a performance commitment, as defined, is reached; or (b) the earlier of: (i) the nonemployee performance is complete; or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

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

Reclassifications—Certain amounts in the 2011 information have been reclassified to conform to the 2012 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3—Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on the Company's results of operations, cash flows, or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows, or financial condition.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows, or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Note 4—Investments

As of September 30, 2012 and December 31, 2011, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of September 30, 2012 and December 31, 2011, as determined based on Level 3 inputs.

Note 5—Accounts Payable and Accrued Liabilities

As of September 30, 2012, the Company had $397,389 in accounts payable, $352,324 of which was due on multiple revolving credit cards under the name of the Company's former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the name of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and current president for these liabilities (see Note 9).

As of September 30, 2012, the Company had $252,354 in accrued liabilities. The accrued liabilities included $186,733 that represents unpaid salaries (including accrued payroll taxes) for two of its officers.

Note 6—Convertible Notes Payable to Related Parties

In 2010, the Company borrowed $150,000 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013. Since the loans were not paid within 60 days, the Company is obligated to pay $15,000 for costs associated with securing the funds and accrued interest.

In 2011, the Company borrowed $125,000 in five separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, the Company is obligated to pay $12,500 for costs associated with securing the funds.

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

In August 2012, the Company borrowed $5,000 from two of its officers and directors, repayable pursuant to a convertible promissory note. The terms of the note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay $500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loan was not paid within 60 days, the Company is obligated to pay $500 for costs associated with securing the funds.

As of September 30, 2012, the Company had $320,000 in convertible notes payable due to related parties with $34,539 in accrued interest.

Note 7—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $5,035 through September 30, 2012.

As of September 30, 2012, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $22,529 in late payments, with an outstanding balance of $163,791 and accrued interest of $11,203 as of September 30, 2012. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of September 30, 2012, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $16,000 in late payments, with an outstanding balance of $85,821 and accrued interest of $2,526 as of September 30, 2012. This loan is secured by a junior lien on all the Company’s assets and shares of our founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8—Commitments and Contingencies

In March 2012, the compensation committee set the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

Note 9—Subsequent Events

Office Relocation

In October 2012, the Company moved its offices from 1651 Alvin Ricken Drive, Pocatello, Idaho to 1585 North Skyline Drive, Idaho Falls, Idaho. The Company did not enter into an operating lease agreement for the new office space. The office space is owned by one of the Company’s directors. The Company occupies the office space at no charge to the Company and records the monthly rent expense as in-kind contribution of rent.

Sales of Unregistered Securities in 2013

On March 25, 2013, the board of directors authorized the issuance of 1,000,000 shares of the Company’s common stock for compensation as follows:

●	200,000 restricted shares of common stock to existing employees of the Company, excluding directors and officers, as determined by management;

●	275,000 restricted shares of common stock to each outside director on a discretionary basis for past service;

●	150,000 restricted shares of common stock to an outside consultant for technical services; and

●	100,000 restricted shares of common stock to an outside consultant for marketing and product development services.

The issuances were recorded for financial statement purposes at $0.02 per share, the approximate market price for the common stock on the date the issuances were approved, for a total of $20,000.

Credit Card Obligations

The Company was responsible for reimbursing Dave Hempstead, its chief executive officer, principal financial officer, and director, for personal credit card account expenditures on its behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead's death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead's surviving spouse, who in turn advised the Company on July 15, 2015, that she will not seek reimbursement from the Company unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations is met.

Sale of Southfork Solutions, Inc.

On August 26, 2014, the Company sold to Southfork Solutions, Inc., the variable interest subsidiary engaged in providing IT solutions to the livestock segment, its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Consolidation of Convertible Notes Payable to Related Parties

On March 19, 2015, the Company exchanged convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015.  The note is due and payble within 90 days after demand. See Note 6—Convertible Notes Payable to Related Parties.

2015 Investment and Merger Agreements

On March 23, 2015, the Company entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”) and an Agreement and Plan of Merger dated March 12, 2015 (the “Merger Agreement”) with Ocean Thermal Energy (“OTE”). Before entering into these agreements, there was no material relationship between the Company and its affiliates and either JPF or OTE and their respective affiliates.

Investment Agreement—Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of the Company’s common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of the Company’s common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins (“Feakins”), the Chairman and Chief Executive Officer of OTE. The JPF Stock represents a 55% ownership interest by JPF in the Company, without giving effect to the issuance of additional shares of the Company’s common stock on the conversion of outstanding convertible notes.

JPF’s investment is being used principally to initiate and pursue an updated technical and commercialization review of the Company’s intellectual properties with a view toward possible broadened marketing introduction and, in general, advance the Company’s business activities and to bring its regulatory filings current. The terms of the Investment Agreement provide that, if the Merger (as defined below) with OTE is consummated, 100% of the JPF Stock will be cancelled and returned to the status of authorized and unissued shares. The purpose of this intended cancellation is to ensure that the Company’s current shareholders (excluding JPF) retain a 5% interest in the post-Merger company. If the Merger is not consummated, the JPF Stock will remain outstanding, and JPF will maintain its position as a 55% stockholder in the Company.

Concurrently with the execution of the Investment Agreement, Antoinette Knapp Hempstead and the estate of her late husband, David W. Hempstead (together, the “Hempsteads”), JPF, and Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by the Company and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by the Company to the Hempsteads with an outstanding principal balance of $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to the Company for cancellation 1,200,000 shares of Series A Preferred Stock, which were cancelled. The Company has filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as directors of the Company to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned. See below.

Agreement and Plan of Merger

Merger Terms. Under the terms of the Merger Agreement, the Company would acquire OTE (the “Merger”) as follows: (i) the Company would organize a wholly owned subsidiary that would merge with and into OTE, with OTE continuing as the surviving corporation and as a wholly owned subsidiary of the Company; and (ii) each share of OTE common stock outstanding or issuable on the conversion of outstanding notes and exercise of warrants (other than shares owned by stockholders who dissent to the transaction) immediately before the Merger, would be converted into the right to receive one newly issued share of the Company’s common stock in accordance with the terms and conditions of the Merger Agreement.

Conditions to Completion of Merger. The completion of the Merger would constitute the offer and sale of the Company’s securities to the stockholders of OTE, which can only be effected if a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is effective or an exemption from registration is available. The Company has determined to seek an exemption from registration under the Securities Act by meeting the requirements of Section 3(a)(10) of this statute, which exempts from registration securities issued when the terms and conditions of such issuance are approved, after hearing upon the fairness of the terms and conditions meeting certain requirements by, among others, a duly authorized administrative agency. In an effort to meet these requirements, the Company has filed an application for a fairness hearing to be held pursuant to the provisions of Section 25142 of the California Securities Law (the “Fairness Hearing”) so that the issuance of the securities to complete the Merger will be exempt from the registration requirements of the Securities Act pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

The California application for a Fairness Hearing is now pending. The Fairness Hearing and permitting application are significant and quite technical, and the determination of whether the Merger will meet the California fairness requirements will be subject to the discretion of the hearing officer. No assurance can be given as to whether or not the hearing will result in the denial of the application, an adjustment of the terms of the Merger, the issuance of a permit meeting the conditions of the Securities Act Section 3(a)(10) exemption, or other action.

If California issues a permit availing the Company of the exemption under the Securities Act Section 3(a)(10) and the other conditions to closing the Merger are met, the Merger will be completed promptly thereafter. If California does not issue the permit or the other Merger conditions are not satisfied: (i) the Merger Agreement will terminate; (ii) the Company and OTE will remain as separate companies; and (iii) JPF will continue as the 55% controlling stockholder of the Company as it seeks to advance commercialization of its technologies or pursue other opportunities.

Completion of the Merger is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Merger Agreement, the satisfaction of certain conditions, and other covenants, many of which may be waived by either party.

Reverse Split to Facilitate Merger. The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF’s return of 24,031,863 shares issued under the Investment Agreement for cancellation immediately preceding the closing of the Merger, the Company does not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

As a result of the Reverse Split, each record holder of less than 4.6972 shares of the Company’s common stock immediately before the Reverse Split (the “Minority Stockholders”) will receive, from the Company, cash in the amount of $0.03 per share of the Company’s common stock, without interest (which amount includes a 20% premium over the fair market value of $0.025 per share as of March 3, 2015, as determined by the Company’s board of directors), for each share of the Company’s common stock held immediately before the Reverse Split, and the Minority Stockholders will no longer be stockholders of the Company. Each record holder of 4.6972 or more shares of the Company’s common stock immediately before the Reverse Split will own approximately one-fifth of the number of shares of the Company’s common stock held by such stockholder immediately before the Reverse Split.

Post-Merger Business of OTE and the Company. OTE is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. OTE’s Sea Water Air Conditioning (“SWAC”) technology takes advantage of the difference between cold deep water and warmer surface water to produce hydrothermal energy without requiring fossil fuels. OTE has recently broken ground on a SWAC project at the upscale Baha Mar Resort in the Bahamas. This project, believed to be the first large-scale seawater air conditioning system in the Bahamas, is scheduled to be completed and in service in 2016.

OTE is interested in the commercial potential of proprietary technologies being developed by the Company as opportunities for future business diversification. Further, OTE recognizes that the Company’s status as a company that is subject to the periodic reporting requirements pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), may enhance its access to the capital markets to fund future projects.

After the Merger, the combined enterprise intends to continue opportunistically to develop the lines of business of both the Company and OTE as commercial opportunities are identified for one, the other, or both, after considering funding availability, potential financial returns, and related risks.

Ownership of the Company Following the Merger and Reverse Split. As a result of the Investment Agreement, JPF now owns 55% of Company’s common stock and is a principal creditor of the Company, which owes JPF pursuant to the consolidated convertible note with an outstanding principal balance of $394,380 as of December 31, 2014, and accrued and unpaid payroll of $213,436, for a total of $607,816.

If the Merger is completed, the JPF Stock purchased pursuant to the Investment Agreement will be cancelled and returned to the Company, and the former OTE stockholders will own 95% of the Company’s outstanding common stock (after giving effect to the exercise of OTE warrants and the conversion of OTE notes). The pre-Merger company shareholders will have a 5% interest in the post-Merger company, and the officers and directors of OTE will be the officers and directors of the post-Merger company.

Change in Directors and Management

On March 23, 2015, in connection with the Investment Agreement, Orville J. Hendrickson and Larry J. Ybarrondo resigned their positions on the Company’s board of directors, and Feakins and Peter Wolfson (as a nominee of JPF) were appointed by board consent to the Company’s board. Antoinette Knapp Hempstead, who was a board member before March 23, 2015, continues as a director. The resignations of Messrs. Hendrickson and Ybarrondo are not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Change of Office Location

In connection with the above transactions, in March 2015 the Company’s offices were relocated to the facilities of JPF at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where it shares offices with OTE at no charge to the Company.

2015 Convertible Note Payable to Related-Party

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder, JPF Venture Group, Inc., pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at their fair market value at the time of conversion. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, a director, chief executive officer, and chief financial officer of the Company.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of the software and IT services industries; the success of our product development, marketing and sales activities; vigorous competition in the software industry; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

This discussion and analysis excludes the effects of the matters described in Note 9–Subsequent Events.

Overview

We optimize business and IT processes by using systems engineering methodologies, strategic development, and integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

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

In accordance with FASB ASC 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated, capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Our revenue was $57,579 and $196,395 for the three and nine months ended September 30, 2012, respectively, compared to $78,791 and $495,483 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $21,212, or 27%, and $299,088, or 60%, for the three- and nine-month periods, respectively. The decrease in revenues was due to the discontinuation of pursuing computing hardware sales and associated services as we shifted our focus to the development of new products with greater long-term potential.

Cost of Revenue

Our cost of revenue was $6,321 and $26,117 for the three and nine months ended September 30, 2012, respectively, compared to $25,669 and $257,706 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $19,348, or 75%, and $231,589, or 90%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 89% and 87% for the three and nine months ended September 30, 2012, respectively, and 67% and 48% for the three and nine months ended September 30, 2011, respectively. The increase in the gross margin percentage for the three and nine months ended September 30, 2012, from the three and nine months ended September 30, 2011, was due to the discontinuation of pursuing computing hardware sales and associated services. Hardware sales have a significantly lower profit margin than service sales.

Although the net changes and percent changes for our revenues and our cost of revenue for the three and nine months ended September 30, 2012 and 2011, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses were $36,942 and $120,789 for the three and nine months ended September 30, 2012, respectively, compared to $40,303 and $195,266 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $3,361, or 8%, and $74,477, or 38%, for the three- and nine-month periods, respectively. The decrease in our general and administrative expenses reflects the decrease in overhead related to a reduction of staff.

Professional fees expenses were $8,601 and $28,314 for the three and nine months ended September 30, 2012, respectively, compared to $7,734 and $35,161 for the three and nine months ended September 30, 2011, respectively, representing an increase of $867, or 11% for the three-month period and a decrease of $6,847, or 19%, for the nine-month period. The increase in our three-month professional fees expenses reflects additional legal fees in 2012 due to a minor customer dispute. The decrease in our nine-month professional fees expenses reflects the increased audit fees in 2011 due to a physical inventory inspection being required in 2011.

Selling and marketing expenses were $3,337 and $29,664 for the three and nine months ended September 30, 2012, respectively, compared to $4,737 and $55,914 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $1,400, or 30%, and $26,250, or 47%, for the three- and nine-month periods, respectively. The decrease in our selling and marketing expenses reflects the reduction of staff caused by reduced operations.

Research and development expenses were $25,257 and $77,703 for the three and nine months ended September 30, 2012, respectively, compared to $44,407 and $134,290 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $19,150, or 43%, and $56,587, or 42%, for the three- and nine-month periods, respectively. The decrease in our research and development expenses reflects the reduction of staff.

Interest expense was $23,830 and $72,329 for the three and nine months ended September 30, 2012, respectively, as compared to $24,812 and $65,230 for the three and nine months ended September 30, 2011, respectively, representing a decrease of $982, or 4%, for the three-month period and an increase of $7,099, or 11%, for the nine-month period. The decrease in the three-month interest expense was due to fewer fees associated with new related-party loans in 2012. The increase in nine-month interest expense is directly related to our increased use of short-term borrowing.

Liquidity and Capital Resources

At September 30, 2012, our principal source of liquidity consisted of $1,745 of cash, as compared to $18,609 of cash at December 31, 2011. In addition, our stockholders’ deficit was $1,259,975 at September 30, 2012, compared to stockholders’ deficit of $1,101,454 at December 31, 2011, an increase in the deficit of $158,521.

We used $54,799 of net cash during the nine months ended September 30, 2012, as compared to the $104,274 of net cash used during the nine months ended September 30, 2011. The $49,475 decrease in the net cash used resulted primarily from a reduction in staff.

Financing activities for our continuing operations provided net cash of $37,935 during the nine months ended September 30, 2012, compared to providing net cash of $71,770 during the nine months ended September 30, 2011. The decrease of $33,835 of net cash provided in financing activities was the result of reduced borrowing in 2012.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows, or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

In April 2015, FASB issued ASU No. 2015-05, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2012, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Limitations on Effectiveness of Controls

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

As of September 30, 2012, management identified the following material weaknesses:

●	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

●
Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●
Entity Level Controls—We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

●	Access to Cash—Two executives had debit cards for most of our bank accounts and the ability to transfer from our bank accounts.

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $5,035 through September 30, 2012.

As of September 30, 2012, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $22,529 in late payments, with an outstanding balance of $163,791 and accrued interest of $11,203 as of September 30, 2012. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of September 30, 2012, we were delinquent in payments on a loan to a third economic development entity. We owed the second economic entity $14,000 in late payments, with an outstanding balance of $85,821 and accrued interest of $2,526 as of September 30, 2012. This loan is secured by a junior lien on all our assets and shares of our founders’ common stock. We are working with this entity to bring the payments current as soon as cash flow permits.

During 2010 through September 2012, we borrowed an aggregate of $320,000 pursuant to convertible notes payable to related parties, which had $34,539 in accrued interest as of September 30, 2012. See Note 6—Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 9–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.21	Promissory Note dated August 27, 2012	Attached

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Attached

Item 101	Interactive Data
101	Interactive Data files	Attached
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

TETRIDYN SOLUTIONS, INC.

Date: August 31, 2015	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer