Form 10-K
period 2012-12-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 033-19411-C

TETRIDYN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Queen Street
Lancaster, PA	17603
(Address of principal executive offices)	(Zip Code)

717-715-0238
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $10,241.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 28, 2015, issuer had 53,404,140 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL INTRODUCTORY NOTE
August  2015

The following Annual Report on Form 10-K provides information as of December 31, 2012, and for the year then ended, without giving effect to the matters set forth in Item 1. Business under the caption “Subsequent Events.”

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

ii

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

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	whether we will be able to obtain additional amounts of capital from external sources in order to expand our product offerings and introduce newly developed products into new markets;

●	whether the substantial amounts we need to spend for product development will enable us to penetrate new markets and expand sales;

●	whether we will be able to overcome our low stock price to obtain equity capital on favorable terms;

●	whether we will be able to overcome the general downturn in the economy to expand our markets and increase revenues;

●	whether recently adopted national healthcare legislative reform will adversely affect the particular segments of the industry in which we are engaged;

●	whether our efforts to protect our intellectual properties will be successful;

●	whether our intellectual properties interfere with the intellectual properties of others; and

●	whether we will be able to engage and retain qualified technical and executive personnel.

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

PART I

ITEM 1. BUSINESS

Nature of Business

We specialize in providing business information technology (IT) solutions to our customers. We optimize business and IT processes by using systems engineering methodologies, strategic planning, and system integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions primarily to the healthcare industry. We are expanding our service offerings into select other professional industries as we are able to commercialize product ideas for developing markets.

Product Lines

Our business IT solutions fall into four major categories:

(1)      Silver Key Solution

(2)      ChargeCatcher Revenue Recovery Services

(3)      Healthcare Software Solutions

(4)      Consulting Services

Silver Key Solution

Starting in 2009, we expanded our previous radio-frequency identification, or RFID, research and development: to address problem areas in the healthcare segment, including issues surrounding patient care; to optimize business processes for the healthcare providers; to improve reporting of incidents; and to increase revenues for provided services. Our team has a unique combination of radio-frequency, electrical, firmware, software, database, and systems engineering expertise. This blend of expertise allows us to create a complete, integrated system that includes hardware devices worn by individuals, communications equipment, complex databases, and software systems that provide advanced reporting and analysis tools.

In 2011, we established our first two beta-test sites for our healthcare RFID solutions that include automatic patient fall detection, motion detection, identification of location within a facility, and proximity of facility employee to facility resident. We branded this product line as the Silver Key Solution.

In 2012, we established our first contracts for our Silver Key Solution services and continued to enhance the product offering to address the concerns of various transitional care, assisted living, and nursing care facilities. Toward the end of 2012, we neared completion of operational beta-testing of this product line.

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

As research and development of this product progressed, in late 2012 we began a beta-site installation to gain real-time operating experience in the use of ChargeCatcher.

Healthcare Solutions

We are a value-added reseller (VAR) for McKesson Corporation healthcare software and service packages. We sell, install, implement, support, and train on the following McKesson products: Medisoft Clinical, Lytec MD, and Total Practice Partner. McKesson Corporation, currently ranked 18th on the FORTUNE 500, is one of the largest healthcare companies in the world.

Consulting Services

We provide consulting services to customers needing assistance with various aspects of their IT services. We offer enterprise IT assessments, policy and procedure review and creation, IT strategic planning, and project management and planning.

Research and Development

We incurred costs of $108,408 and $159,196 for research and development for our continuing operations during the years ended December 31, 2012 and 2011, respectively. In addition, we routinely complete customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

Intellectual Property

We believe our intellectual properties are critical to our business and growth. We rely on trade secret protection; confidentiality agreements with employees, consultants, customers, and others with whom we interact; and patent laws to protect our proprietary rights. We do not believe that our business IT solutions segment is dependent upon, or obtains a competitive advantage from, our patents or that the expiration of any patent would materially affect our business.

We frequently review our research and development efforts and product identification needs to consider whether we should seek additional patent or trademark protection for new developments or product offerings. In May 2012, we filed U.S. Provisional Patent Application Serial No. 61/653,452 seeking protection for features of our ChargeCatcher product, which specifically targets revenue recovery in hospital environments. We cannot assure whether any patent will be issued.

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

Employees

As of December 31, 2012, we had four employees, including three full-time employees, consisting of two executive officers, who were also directors and performed technical and managerial functions; one other engineer, and one part-time administrative staff.

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

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have. As a result, these competitors may:

●	succeed in developing products that are equal to or superior to our products or that achieve greater market acceptance than our products;

●	devote greater resources to developing, marketing, or selling their products;

●	respond more quickly to new or emerging technologies or technical advances and changes in customer requirements, which could render our technologies or products obsolete;

●	introduce products that make the continued development of our current and future products uneconomical;

●	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

●	withstand price competition more successfully than we can;

●	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

●	take advantage of acquisition or other opportunities more readily than we can.

In our business IT solutions segment, we believe competition is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service. We cannot assure that our efforts to meet these competitive factors will be successful.

Subsequent Events

Sales of Unregistered Securities in 2013

On March 25, 2013, our board of directors authorized the following issuances of our stock:

●	200,000 restricted shares of common stock to our existing employees, excluding directors and officers, with the distribution to be determined by Mr. Hempstead and Ms. Knapp;

●	275,000 restricted shares of common stock to each outside director on a discretionary basis for past service;

●	150,000 restricted shares of common stock to an outside consultant for technical services; and

●	100,000 restricted shares of common stock to an outside consultant for marketing and product development services.

The shares were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Each investor acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bear a restrictive legend. No underwriter participated in the offer and sale of these securities and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Death of Our Founder, Chief Executive Officer, and Director

In April 2013, David Hempstead, our visionary chief executive officer and principal product designer, suddenly and unexpectedly died, leaving a creative, engineering, management, and leadership chasm. Mr. Hempstead’s widow, Antoinette Knapp Hempstead, who was a cofounder, director, and senior officer of TetriDyn, became chief executive officer.

In May 2013, we completed and filed a patent application covering components of the Silver Key Solution processes. During the balance of 2013, our remaining management and technical personnel, under Ms. Hempstead’s leadership, continued research and development efforts to refine the Silver Key Solution product and undertook market research to refine marketing strategies, fulfillment capabilities, and an effective long-term revenue model. At the same time, the board and management sought new company leadership and funding alternatives. When those efforts did not see fruition and funding was exhausted at the end of 2013, Ms. Hempstead advised the board of directors that she needed to seek other, full-time, salaried employment. Although Ms. Hempstead continued to serve TetriDyn, she thereafter became employed full-time in a high-level technical, leadership position with an unrelated technology firm. She and the two independent directors sought during 2014 to recruit executive leadership, external funding, and strategic partners that could further advance commercialization of the Silver Key Solution and ChargeCatcher products and potentially expand into other markets. During 2014 they investigated several funding and strategic opportunities. None progressed to a completed transaction, except for the opportunity presented by Ocean Thermal Energy Corporation (“OTE”) and its management, which led to the currently proposed transaction.

As with many emerging growth companies in the IT industry, our product development and customer acquisition costs have been substantial. We were generating growing revenues, but our business has suffered following the April 2013 death of David Hempstead, our cofounder and chief executive officer. As noted above, Mr. Hempstead’s death has contributed to a severe decline in revenues, and we have been unable to launch full-scale commercialization of our most promising products and services.

Notwithstanding the disruption of our business activities, we continue to believe that our business IT in general and that our Silver Key Solution and ChargeCatcher offerings remain valuable and innovative. Specifically, we believe that our revenue recovery services, optimized business processes, and maintenance technology are likely to have applications in terms of increasing efficiency in other industries beyond the realm of healthcare, including service industries.

Credit Card Obligations

We were responsible for reimbursing Dave Hempstead, our chief executive officer, principal financial officer, and director, for personal credit card account expenditures on our behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead's death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead's surviving spouse, who in turn advised us on July 15, 2015, that she will not seek reimbursement from us unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations is met.

Sale of Southfork Solutions, Inc.

On August 26, 2014, we sold to Southfork Solutions, Inc., the variable interest subsidiary engaged in providing IT solutions to the livestock segment, our 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Consolidation of Convertible Notes Payable to Related Parties

On March 19, 2015, we exchanged convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of our common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. See Note 6–Convertible Notes Payable to Related Parties.

2015 Investment and Merger Agreements

On March 23, 2015, we entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”) and an Agreement and Plan of Merger dated March 12, 2015 (the “Merger Agreement”) with OTE. Before entering into these agreements, there was no material relationship between us and our affiliates and either JPF or OTE and their respective affiliates.

Investment Agreement

Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of our common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of our common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins (“Feakins”), the Chairman and Chief Executive Officer of OTE. The JPF Stock represents a 55% ownership interest by JPF in us, without giving effect to the issuance of additional shares of our common stock on the conversion of outstanding convertible notes.

JPF’s investment is being used principally to initiate and pursue an updated technical and commercialization review of our intellectual properties with a view toward possible broadened marketing introduction and, in general, advance our business activities and to bring our regulatory filings current. The terms of the Investment Agreement provide that, if the Merger (as defined below) with OTE is consummated, 100% of the JPF Stock will be cancelled and returned to the status of authorized and unissued shares. The purpose of this intended cancellation is to ensure that our current stockholders (excluding JPF) retain a 5% interest in the post-Merger company. If the Merger is not consummated, the JPF Stock will remain outstanding, and JPF will maintain its position as a 55% stockholder in us.

Concurrently with the execution of the Investment Agreement, Antoinette Knapp Hempstead and the estate of her late husband, David W. Hempstead (together, the “Hempsteads”), JPF, and Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by us and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by us to the Hempsteads with an outstanding principal balance of $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to us for cancellation 1,200,000 shares of Series A Preferred Stock, which were cancelled. We have filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as our directors to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned. See below.

Agreement and Plan of Merger

Merger Terms. Under the terms of the Merger Agreement, we would acquire OTE (the “Merger”) as follows: (i) we would organize a wholly owned subsidiary that would merge with and into OTE, with OTE continuing as the surviving corporation and as our wholly owned subsidiary; and (ii) each share of OTE common stock outstanding or issuable on the conversion of outstanding notes and exercise of warrants (other than shares owned by stockholders who dissent to the transaction) immediately before the Merger, would be converted into the right to receive one newly issued share of our common stock in accordance with the terms and conditions of the Merger Agreement.

Conditions to Completion of Merger. The completion of the Merger would constitute the offer and sale of our securities to the stockholders of OTE, which can only be effected if a registration statement under the Securities Act is effective or an exemption from registration is available. We have determined to seek an exemption from registration under the Securities Act by meeting the requirements of Section 3(a)(10) of this statute, which exempts from registration securities issued when the terms and conditions of the issuance are approved, after hearing upon the fairness of the terms and conditions meeting certain requirements by, among others, a duly authorized administrative agency. In an effort to meet these requirements, we have filed an application for a fairness hearing to be held pursuant to the provisions of Section 25142 of the California Securities Law (the “Fairness Hearing”) so that the issuance of the securities to complete the Merger will be exempt from the registration requirements of the Securities Act pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

The California application for a Fairness Hearing is now pending. The California Fairness Hearing and permitting application are significant and quite technical, and the determination of whether the Merger will meet the California fairness requirements will be subject to the discretion of the hearing officer. No assurance can be given as to whether or not the hearing will result in the denial of the application, an adjustment of the terms of the Merger, the issuance of a permit meeting the conditions of the Securities Act Section 3(a)(10) exemption, or other action.

If California issues a permit availing us of the exemption under the Securities Act Section 3(a)(10) and the other conditions to closing the Merger are met, the Merger will be completed promptly thereafter. If California does not issue the permit or the other Merger conditions are not satisfied: (i) the Merger Agreement will terminate; (ii) we and OTE will remain as separate companies; and (iii) JPF will continue as the 55% controlling stockholder of our stock as it seeks to advance commercialization of its technologies or pursue other opportunities.

Completion of the Merger is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Merger Agreement, the satisfaction of certain conditions, and other covenants, many of which may be waived by either party.

Reverse Split to Facilitate Merger. We currently have an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF’s return of 24,031,863 shares issued under the Investment Agreement for cancellation immediately preceding the closing of the Merger, we do not have a sufficient number of authorized but unissued shares to convey 95% ownership of our stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, we will effect a 1-for-4.6972 reverse-stock-split of our common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase our authorized common stock to 200,000,000 shares.

As a result of the Reverse Split, each record holder of less than 4.6972 shares of our common stock immediately before the Reverse Split (collectively, the “Minority Stockholders”) will receive from us, cash in the amount of $0.03 per share of our common stock, without interest (which includes a 20% premium over the fair market value of $0.025 per share as of March 3, 2015, as determined by our board of directors), for each share of our common stock held immediately before the Reverse Split, and the Minority Stockholders will no longer be our stockholders. Each record holder of 4.6972 or more shares of our common stock immediately before the Reverse Split will own approximately one-fifth of the number of shares of our common stock held by such stockholder immediately before the Reverse Split.

Post-Merger Business of OTE and our Company. OTE is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. OTE’s Sea Water Air Conditioning (“SWAC”) technology takes advantage of the difference between cold deep water and warmer surface water to produce hydrothermal energy without requiring fossil fuels. OTE has recently broken ground on a SWAC project at the upscale Baha Mar Resort in the Bahamas. This project, believed to be the first large-scale seawater air conditioning system in the Bahamas, is scheduled to be completed and in service in 2016.

OTE is interested in the commercial potential of proprietary technologies being developed by us as opportunities for future business diversification. Further, OTE recognizes that our status as a company that is subject to the periodic reporting requirements pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, may enhance its access to the capital markets to fund future projects.

After the Merger, the combined enterprise intends to continue opportunistically to develop the lines of business of both TetriDyn and OTE as commercial opportunities are identified for one, the other, or both, after considering funding availability, potential financial returns, and related risks.

Our Ownership Following the Merger and Reverse Split. As a result of the Investment Agreement, JPF now owns 55% of our common stock and is our principal creditor pursuant to the consolidated convertible note with an outstanding principal balance of $394,380 as of December 31, 2014, and accrued and unpaid payroll of $213,436, for a total of $607,816.

If the Merger is completed, the JPF Stock purchased pursuant to the Investment Agreement will be cancelled and returned to us, and the former OTE stockholders will own 95% of our outstanding common stock (after giving effect to the exercise of OTE warrants and the conversion of OTE notes). The pre-Merger company stockholders will have a 5% interest in the post-Merger company, and the officers and directors of OTE will be the officers and directors of the post-Merger company.

Change in Directors and Management

On March 23, 2015, in connection with the Investment Agreement, Orville J. Hendrickson and Larry J. Ybarrondo resigned their positions on our board of directors, and Feakins and Peter Wolfson (as nominees of JPF) were appointed by board consent to our board. Antoinette Knapp Hempstead, who was a board member before March 23, 2015, continues as a director. The resignations of Messrs. Hendrickson and Ybarrondo are not the result of any disagreement with us on any matter relating to our operations, policies, or practices. See Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

Change of Office Location

In connection with the above transactions, in March 2015, our offices were relocated to the facilities of JPF at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where we share offices with OTE at no charge to us.

2015 Convertible Note Payable to Related Party

On June 23, 2015, we borrowed $50,000 from our principal stockholder, JPF Venture Group, Inc., pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at their fair market value at the time of conversion. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, our chief executive officer, chief financial officer, and a director.

______________

Readers are cautioned to read this report in conjunction with the other periodic reports for periods after June 30, 2012, filed on or about the date of filing this report. See “Special Introductory Note” above.

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

The auditors’ report for the fiscal year ended December 31, 2012, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2012 and 2011, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We will require substantial amounts of additional capital from external sources.

We will require substantial additional funds to complete development and marketing of our Silver Key Solution products and to expand marketing of our ChargeCatcher product. The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control. We anticipate that we will seek required funds from external sources.

We may seek required funds through the sale of equity or other securities. Our ability to complete an offering on acceptable terms will depend on many factors, including the condition of the securities markets generally and for companies such as our company at the time of an offering; the business, financial condition, and prospects at the time of the proposed offering; our ability to identify and reach a satisfactory arrangement with prospective underwriters; and various other factors, many of which are outside our control. Our efforts to raise equity capital will be adversely affected by the low trading price of our common stock. We cannot assure that we will be able to complete an offering on terms favorable to us or at all. The issuance of additional equity securities may dilute the interest of our existing stockholders or may subordinate their rights to the superior rights of new investors.

We may also seek additional capital through strategic alliances, joint ventures, or other collaborative arrangements. Any such relationships may dilute our interest in any specific project and decrease the amount of revenue that we may receive from the project. We cannot assure that we will be able to negotiate any strategic investment or obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of future research and development; results of product testing; potential relationships with our strategic or collaborative partners; changes in the focus and direction of our research and development programs; competition and technological advances; issues related to patent or other protection for proprietary technologies; and other factors.

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

Our prospects must be considered in light of the risks, expenses, delays, problems, and difficulties that we may encounter in entering new markets with our business IT solutions, including:

●	our ability to maintain and expand a sales network to expose our product to potential customers and to complete sales;

●	our ability to manage our limited working capital;

●	our ability to scale systems and fulfillment capabilities to accommodate any growth of our business;

●	our ability to meet competition;

●	our ability to access and obtain additional capital when required;

●	our ability to develop and maintain strategic relationships; and

●	our dependence upon key personnel.

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

Litigation regarding intellectual property rights is common in the software industry. We expect that software technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. These claims may or may not have merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results, and financial condition could be harmed if any of these events occurred.

We are heavily dependent on our executive officers and technical personnel.

We are dependent upon the continued participation and assistance of our key management and technical personnel. We do not have, and generally do not intend to acquire, keyman life insurance on any of our executives. We will require the recruitment and retention of additional personnel, including technical advisors and management, and the development of additional expertise by existing management. The inability to acquire these services or to develop such expertise could have a material adverse effect on our operations.

We will need to hire and retain a number of key employees who may be difficult to find.

Growth may require us to hire additional personnel, including software engineers, systems engineers, customer support personnel, marketing personnel, and operational personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly qualified personnel in the future. The failure to attract, motivate, and retain these additional employees could seriously harm our business.

Any substantial increase in sales will require skilled management of growth.

As our operations expand, our success will depend on our ability: to manage continued growth, including integration of our executive officers, directors, and consultants into an effective management and technical team; to formulate strategic alliances, joint ventures, or other collaborative arrangements with third parties; to commercialize and market our proposed products and services; and to monitor and manage these relationships on a long-term basis. If our management is unable to integrate these resources and manage growth effectively, the quality of our products and services, our ability to retain key personnel, and the results of our operations would be materially and adversely affected.

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

The implementation of our business plan entails risks of product liability. We will seek to obtain product liability insurance, but we cannot assure that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that will make it cost-effective. Any successful product liability claim made against us could substantially reduce or eliminate any economic return to us or our stockholders and could have a significant adverse impact on our future.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 23,031,863 shares of common stock and 1,200,000 shares of preferred stock were issued and outstanding as of December 31, 2012. Our board of directors also has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of stockholders and may further dilute the book value of the shares of common stock.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The Securities and Exchange Commission (SEC) has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s written consent to the transaction before the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of an intended sale.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to our company.

ITEM 2. PROPERTIES

In October 2012, we moved our offices from 1651 Alvin Ricken Drive, Pocatello, Idaho to 1585 North Skyline Drive, Idaho Falls, Idaho. We did not enter into an operating lease agreement for the new office space. The office space is owned by one of our directors. We occupied the office space at no charge to us and recorded the monthly rent expense as in-kind contribution of rent. Our current address is set forth on the cover page of this report.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board for years 2012 and 2011. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2012:
Fourth Quarter	$0.0150	$0.0200
Third Quarter	0.0011	0.0060
Second Quarter	0.0011	0.0030
First Quarter	0.0030	0.0030

2011:
Fourth Quarter	0.0010	0.0030
Third Quarter	0.0050	0.0200
Second Quarter	0.0020	0.0280
First Quarter	0.0200	0.0400

On December 31, 2012, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.015.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of December 31, 2012, we had approximately 820 stockholders.

Issuance of Common Stock to Directors

In May 2011, we issued 400,000 shares of common stock to each of our two outside directors (800,000 total shares) for their services valued at the fair value on the date of grant of $1,681. We also granted 150,000 shares of common stock to our employees valued at the fair value on the date of grant of $315 and 200,000 shares of common stock to two consultants for their services at the fair value on the date of grant of $420.

These grants were effected in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for transactions not involving a public offering. The recipients of the stock are our outside directors, who are accredited investors, and our employees. The securities were acquired for investment and bear a restrictive legend. The transactions were effected through direct communications between the recipients and our executive officers. No cash proceeds were received by us in this issuance, and no underwriter participated in the transactions.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	2,018,000	$0.10	5,976,000
Equity compensation plans not approved by security holders	--	--	--
Total	2,018,000	$0.10	5,976,000

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

We optimize business and IT processes by using systems engineering methodologies, strategic development, and integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We provide business IT solutions to the healthcare industry. We are expanding our service offerings into select other professional industries as those markets develop and as we develop new applications for our integrated system of radio-frequency identification and software solutions for tracking, management, and diagnostic systems.

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

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated, capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Our revenue was $252,361 and $569,845 for 2012 and 2011, respectively, representing a decrease of $317,484, or 56%, in 2012. The decrease in revenue in 2012 was due to our decision to discontinue focus on hardware sales and associated services because of the unprofitability of this product line. It was also related to an increased focus on developing our own products versus selling third-party software.

Cost of Revenue

Our cost of revenue was $34,832 and $352,754 for 2012 and 2011, respectively, representing a decrease of $317,922, or 90%, in 2012. The gross margin percentage on revenue was 86% and 38% for 2012 and 2011, respectively. The increase in the gross margin percentage for 2012 was a result of focusing on selling our internally developed products instead of third-party products.

Although the net changes and percent changes for our revenues and our cost of revenue for 2012 and 2011 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses

General and Administrative. General and administrative expenses for our continuing operations, including noncash compensation expense, were $154,588 and $212,686 for 2012 and 2011, respectively, representing a decrease of $58,278, or 27%, in 2012. The decrease in our general and administrative expenses in 2012, as compared to 2011, reflects the decreased salary expenditures due to reduced staff in 2012.

Professional Fees. Professional fees expenses for our continuing operations, including noncash compensation expense, were $31,962 and $41,596 for 2012 and 2011, respectively, representing a decrease of $9,634, or 24%, in 2012. The decrease in our professional fees expenses from 2012, as compared to 2011, is a result of failing to maintain our periodic report filings with the SEC.

Selling and Marketing. Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $33,088 and $75,823 for 2012 and 2011, respectively, representing a decrease of $42,735, or 56%, in 2012. The decrease in our selling and marketing expenses from 2012, as compared to 2011, reflects our decreased salary expenditures due to reduced staff in 2012.

Research and Development. Research and development expenses for our continuing operations, including noncash compensation expense, were $108,408 and $159,196 for 2012 and 2011, respectively, representing a decrease of $50,788, or 32%, in 2012. The decrease in research and development expenses in 2012, as compared to 2011, was a result of a reduction in staff in 2012.

Interest Expense. Interest expense was $97,272 and $85,041 in 2012 and 2011, respectively, an increase of $12,231, or 15%, in 2012. The increase in interest expense from 2012, as compared to 2011, reflects our increased use of credit lines and loans to cover our cash shortfalls in 2012.

Liquidity and Capital Resources

At December 31, 2012, our principal source of liquidity for our continuing operations consisted of $857 of cash, as compared to $18,609 of cash at December 31, 2011. In addition, our stockholders’ deficit was $1,306,343 at December 31, 2012, compared to stockholders’ deficit of $1,101,454 at December 31, 2011, an increase in the deficit of $204,889.

Our operations used net cash of $54,226 during 2012, as compared to using net cash of $138,167 during 2011. The $83,941 decrease in the net cash used by our operating activities during 2012 primarily resulted from reduced staff salaries in 2012 compared to 2011.

Investing activities for our operations in 2012 and 2011 used no net cash.

Financing activities for our operations provided net cash of $36,474 during 2012, compared to providing net cash of $91,769 during 2011. The decrease of $55,295 of net cash provided from financing activities was due to less principal payments and fewer new notes payable in 2012, as compared to 2011.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2012, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and on the amount of operating loss carry-forwards and are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry-forwards are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2012, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is for 2012 and disregards subsequent changes. See Item 1. Business–Subsequent Events. For information respecting our current directors and executive officers, see our Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

Name	Age	Title

David W. Hempstead	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and President
Antoinette Knapp Hempstead	48	Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, Chief Technology Officer, and Director
Orville J. Hendrickson	88	Director and Member of Compensation Committee
Larry J. Ybarrondo	75	Director and Member of Compensation Committee

David Hempstead, our Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board, assumed these positions with us upon consummation of our share-exchange transaction with TetriDyn Solutions, Inc., an Idaho corporation (“TetriDyn-Idaho”), which thereafter became our wholly owned subsidiary. Mr. Hempstead held these same positions with TetriDyn-Idaho before the share-exchange transaction. Mr. Hempstead sets our strategic direction and works closely with our management team, board of directors, and advisors on all aspects of our operations, from product development to marketing. He has 28 years of experience in management, accounting, financial forecasting, business development, marketing, and software design, development, and maintenance. Mr. Hempstead brings a unique blend of business and technical expertise to our team. He has capitalized on his diverse experience by frequently serving as the liaison between our technical and business divisions, enabling efficient and productive communication. Mr. Hempstead has been instrumental in the development of our many strategic alliances and in providing the vision and focus for the company. Education: BS, Accounting with Computer Science Minor, University of Idaho. We believe Mr. Hempstead contributes significantly to our board because of his management experience in software enterprises, financial background, and software and research experience, which enable him to provide strategic direction for our growth.

Antoinette Knapp Hempstead serves as our Deputy Chief Executive Officer, Vice President, Secretary/Treasurer, and a director, which she assumed upon consummation of our share-exchange transaction with TetriDyn-Idaho. Previously, Ms. Knapp had served as the Chief Technology Officer, Vice President, Secretary, Treasurer, and a director of TetriDyn-Idaho. Ms. Knapp administers all of our corporate and finance activities. Ms. Knapp also directs our software development activities and coordinates product development with marketing and sales. Ms. Knapp has 28 years of experience in management, finance, software management, and software development. Ms. Knapp has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho. Ms. Knapp provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

Orville J. Hendrickson was elected to TetriDyn-Idaho’s board of directors in July 2004, and became one of our directors upon consummation of our share-exchange transaction with TetriDyn-Idaho. Mr. Hendrickson had served as a valued advisor to TetriDyn-Idaho from its inception in providing contacts and advice in legal, accounting, technical, and business areas. Mr. Hendrickson serves on our board’s compensation committee. He is a retired Lieutenant Colonel for the U.S. Air Force and spent three years teaching Mechanical Engineering at the University of Washington. Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the original Nuclear Construction ASME Stamp. Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity. Education: BS, Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington. Mr. Hendrickson was chosen to become a director principally due to his decades-long experience as an executive in managing enterprises with large long-term private and government contracts and his entrepreneurial skills in starting new businesses.

Larry J. Ybarrondo, Ph.D. was elected to TetriDyn-Idaho’s board of directors in July 2004, and became one of our directors upon consummation of our share-exchange transaction with TetriDyn-Idaho. Dr. Ybarrondo serves on the board’s compensation committee. Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and six foreign countries. His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues, including planning, facility design, construction, fabrication, and modification. Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work. Dr. Ybarrondo has over 30 years’ experience in the technological, operational, and managerial aspects of nuclear reactor technology. His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects. Education:  Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School. We chose Mr. Ybarrondo to become a director principally because of his strong educational background in management, honed in decades of successful management of large technical enterprises and professional engineering service firms.

Unless a director dies, resigns, or is removed earlier, each director serves at least two years or until the next annual meeting of stockholders, provided that each director will serve until such director’s successor is elected and qualified.

David W. Hempstead and Antoinette Knapp Hempstead were married.

Board of Directors’ Committees

Both Orville J. Hendrickson and Larry J. Ybarrondo were considered independent members of our board of directors under NASD Rule 4200(a)(15) during 2012.

Our compensation committee during 2012 was composed of Messrs. Hendrickson and Ybarrondo, our independent directors. Our board as a whole acted as the audit committee. Our board of directors had concluded that Mr. Hendrickson, an independent director, served as the audit committee financial expert. Our board of directors does not have a separate nominating committee. The entire board acted as the nominating committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2012 and 2011, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year. No executive officers earned more than $100,000 during the last fiscal year (together, the “Named Executive Officers”):

Summary Compensation
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David W. Hempstead	2012	50,000	--	--	--	--	--	--	50,000
PEO	2011	50,000	--	--	--	--	--	104	50,104
Antoinette Knapp Hempstead	2012	50,000	--	--	--	--	--	--	50,000
Deputy PEO	2011	50,000	--	--	--	--	--	83	50,083
_______________

(1)	Other compensation includes the value of fringe benefits including group life benefit.

Our employment agreements with Mr. Hempstead and Ms. Knapp engage them as at-will employees whom we can terminate at any time, with or without cause. Both Mr. Hempstead and Ms. Knapp have agreed to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not compete with us for three years after their employment by us terminates for any reason. Their annual compensation is determined annually by the compensation committee. In March 2012, the compensation committee set the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2012, for each of the Named Executive Officers. The table also reflects unvested and unearned stock awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exer- cisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
David W. Hempstead	900,000	--	--	0.11	4/25/2013	--	--	--	--
PEO
Antoinette Knapp Hempstead	900,000	--	--	0.11	4/25/2013	--	--	--	--
Deputy PEO
____________________

(1)      All of the foregoing options were fully vested and unexercised at December 31, 2012.

Directors’ Compensation

Directors who are employees are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent
Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	53.3%	12,279,111	8.6%
	Options	1,800,000	7.2	1,800,000	1.2
		14,079,111	56.7	14,079,111	9.7

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				134,979,111	92.6
Directors:
David W. Hempstead(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Options	1,800,000	7.2	1,800,000	1.2
		14,079,111	56.7	14,079,111	9.7

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent

Antoinette Knapp Hempstead(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Options	1,800,000	7.2	1,800,000	1.2
		14,079,111	56.7	14,079,111	9.7

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				135,439,111	92.6

Orville J. Hendrickson	Common Stock	563,383	2.4	563,383	*
	Options	100,000	*	100,000	*
		663,383	2.9	663,383	*

Larry J. Ybarrondo	Common Stock	879,020	3.8	879,020	*
	Options	100,000	*	100,000	*
		979,020	4.2	979,020	*
All Executive Officers and Directors as a Group (4 persons):	Common Stock	13,721,514	59.6	13,721,514	9.6
	Options	2,000,000	8.0	2,000,000	1.4
		15,721,514	62.8%	15,721,514	10.8%

	Series A Preferred Stock(2)	1,200,000	100.0%	120,000,000	83.9
				137,081,514	93.6%
_______________
*      Less than 1%.
(1)
Consists of 25,920 shares and options to purchase 900,000 shares owned of record by David W. Hempstead; 25,920 shares and options to purchase 900,000 shares owned of record by Antoinette Knapp Hempstead; 12,227,271 shares owned of record by Sawtooth Meadows, LP., and 600,000 shares of Series A Preferred Stock owned by each of David W. Hempstead and Antoinette Knapp Hempstead. David W. Hempstead and Antoinette Knapp Hempstead, husband and wife, are owners of, and control, Sawtooth Meadows, LP, and as such, each is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

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

Related-Party Loans

During 2010, we borrowed an aggregate of $150,000 in three separate $50,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes. The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013. Since the loans were not paid within 60 days, we are obligated to pay $15,000 for costs associated with securing the funds and accrued interest.

During 2011, we borrowed an aggregate of $125,000 in five separate $25,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes. The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, we are obligated to pay $12,500 for costs associated with securing the funds.

During 2012, we borrowed $45,500 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, we are obligated to pay $4,550 for costs associated with securing the funds.

In-Kind Contribution of Rent

For the months of November and December 2012, no rent was paid for the occupied office space owned by one of our directors. In-kind contribution of rent of $1,450 per month, or $2,900 total, was recognized in the year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Liggett, Vogt & Webb, P.A., formerly Webb & Company, P.A., has served as our independent registered public accounting firm since December 31, 2006, and the board has appointed Liggett, Vogt & Webb, P.A. to act in that capacity for the year ending December 31, 2013. We anticipate that representatives of Liggett, Vogt & Webb, P.A. will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended December 31, 2012, we were billed approximately $17,168 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2011, we were billed approximately $28,564 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2012 and 2011, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The audit committee has approved specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the audit committee.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010.

Exhibit Number*	Title of Document	Location

10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010.

10.10	Promissory Note dated December 22, 2010	Incorporated by reference from the current report on Form 8-K filed December 27, 2010.

10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011.

10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011.

10.13	Promissory Note dated June 3, 2011	Incorporated by reference from the current report on Form 8-K filed June 3, 2011.

10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011.

10.15	Promissory Note dated November 9, 2011	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011.

10.16	Promissory Note dated February 10, 2012	Incorporated by reference from the current report on Form 8-K filed February 16, 2012.

10.17	Promissory Note dated February 22, 2012	Incorporated by reference from the current report on Form 8-K filed February 28, 2012.

10.21	Promissory Note dated August 27, 2012	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed August 31, 2015.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.

Exhibit Number*	Title of Document	Location

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data
101	Interactive Data Files	This filing.

______________
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

TETRIDYN SOLUTIONS, INC.

Date: August 31, 2015	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer

	By:	/s/ Antoinette Knapp Hempstead
Antoinette Knapp Hempstead, President
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: August 31, 2015
/s/ Jeremy P. Feakins
Jeremy P. Feakins, Director
Chief Executive Officer and
Chief Financial Officer

/s/ Antoinette Knapp Hempstead
Antoinette Knapp Hempstead, Director
President and Principal Accounting Officer

/s/ Peter Wolfson
Peter Wolfson, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the Securities and Exchange Commission, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc.

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc., as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the two years ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2012 of $207,789 and $54,226, respectively, and has a working capital deficiency and an accumulated deficit of $977,616 and $1,306,343, respectively at December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants
Boynton Beach, Florida
August 11, 2015

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2012	2011
ASSETS
Current Assets
Cash		$857	$18,609
Accounts receivable		17,713	2,563
Prepaid expenses		1,403	11,888
Total Current Assets		19,973	33,060
Property and Equipment, net		8,329	22,319
Total Assets		$28,302	$55,379

LIABILITIES
Current Liabilities
Accounts payable		$405,259	$388,298
Accrued liabilities		293,744	159,591
Customer deposits		14,887	24,663
Notes payable, current portion		133,699	99,614
Convertible note payable to related party, current portion		150,000	-
Total Current Liabilities		997,589	672,166
Long-Term Liabilities
Notes payable, net of current portion		166,556	209,667
Convertible note payable to related party, net of current portion		170,500	275,000
Total Long-Term Liabilities		337,056	484,667
Total Liabilities		$1,334,645	$1,156,833

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	23,031,863 shares and
	23,031,863 shares, respectively	23,032	23,032
Additional paid-in capital		2,899,251	2,896,351
Accumulated deficit		(4,229,826)	(4,022,037)
Total Stockholders' Deficit		(1,306,343)	(1,101,454)

Total Liabilities and Stockholders' Deficit		$28,302	$55,379

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenue	$252,361	$569,845
Cost of Revenue	34,832	352,754
Gross Profit	217,529	217,091
Operating Expenses
General and administrative	154,588	212,686
Professional fees	31,962	41,596
Selling and marketing	33,088	75,823
Research and development	108,408	159,196
Total Operating Expenses	328,046	489,301
Net Loss from Operations	(110,517)	(272,210)
Other Expenses
Interest Expense	(97,272)	(85,041)
Total Other Expenses	(97,272)	(85,041)
Net Loss before Provision for Income Taxes	(207,789)	(357,251)
Provision for Income Taxes	-	-
Net Loss	$(207,789)	$(357,251)

Total Basic and Diluted Loss Per Common Share	$(0.01)	$(0.02)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,031,863	22,561,971

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2012 and December 31, 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	1,200,000	$1,200	21,881,863	$21,882	$2,895,085	$(3,664,786)	$(746,619)
Issuance for outside director
services, $0.0021 per share	-	-	800,000	800	1,681	-	1,681
Issuance for employees' services,
$0.0021 per share	-	-	150,000	150	315	-	315
Issuance for consultants' services,
$0.0021 per share	-	-	200,000	200	420	-	420
Net loss	-	-	-	-	-	(357,251)	(357,251)
Balance, December 31, 2011	1,200,000	1,200	23,031,863	23,032	2,897,501	(4,022,037)	(1,101,454)
In kind contribution of rent	-	-	-	-	2,900	-	2,900
Net loss	-	-	-	-	-	(207,789)	(207,789)
Balance, December 31, 2012	1,200,000	$1,200	23,031,863	$23,032	$2,900,401	$(4,229,826)	$(1,306,343)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(207,789)	$(357,251)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	13,990	15,335
In-kind contribution of rent	2,900	-
Common stock issued for services	-	2,416
Impairment on inventory	-	63,432
Changes in operating assets and liabilities:
Accounts receivable	(15,150)	19,110
Prepaid expenses	10,485	4,595
Accrued expenses	134,153	97,802
Accounts payable	16,961	22,674
Customer deposits	(9,776)	(6,280)
Net Cash Used in Operating Activities	(54,226)	(138,167)
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	45,500	125,000
Principal payments on notes payable	(9,026)	(33,231)
Net Cash Provided by Financing Activities	36,474	91,769
Net Decrease in Cash	(17,752)	(46,398)
Cash at Beginning of Year	18,609	65,007
Cash at End of Year	$857	$18,609

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$66,686	$68,367

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 1—Organization and Summary of Significant Accounting Policies

Nature of Business—TetriDyn Solutions, Inc. (the “Company”), specializes in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by using systems engineering methodologies, strategic planning, and system integration to add efficiency and value to its customers’ business processes and to help its customers identify critical success factors in their business.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments—The Company had only one business segment for the years ended December 31, 2012 and 2011.

Use of Estimates—In preparing financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Estimates include the valuation of deferred tax assets, in-kind contribution of rent, and reserve for accounts receivable. Actual results could differ from these estimates.

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

Long-Lived Assets—The Company accounts for long-lived assets under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Accounting for Goodwill and Other Intangible Assets, and FASB ASC Topic 360, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASC Topic 350 and FASB ASC Topic 360, long-lived assets, goodwill, and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill, and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Going Concern—The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $207,789 and used cash of $54,226 in operating activities for the year ended December 31, 2012. The Company had a working capital deficiency of $977,616 and a stockholders’ deficit of $1,306,343 as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes—The Company accounts for income taxes under FASB ASC 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Inventory—Inventory is recorded at cost and the Company uses the First-In, First-Out (FIFO) cost flow method. Gains or losses on dispositions or impairment of inventory are included in the results of operations when realized.

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of December 31, 2012 and 2011, 2,018,000 and 3,378,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of December 31, 2012 and 2011, 17,810,200 and 91,666,667, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

As the result of adoption of FASB ASC 505, the Company recognized no compensation and $2,416 during the years ended December 31, 2012, and December 31, 2011, respectively (see Note 8).

Recent Accounting Pronouncements—In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on the Company’s results of operations, cash flows, or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows, or financial condition.

In April 2015, FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on the Company’s results of operations, cash flows, or financial condition.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Reclassifications—Certain amounts in the 2011 information have been reclassified to conform to the 2012 presentation. These reclassification had no impact on the Company's net loss or cash flows.

Note 2—Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31
	2012	2011
Computer & office equipment	$51,587	$51,587
Company vehicle	33,981	33,981
Accumulated depreciation	(77,239)	(63,249)
	$8,329	$22,319

Depreciation expense during the years ended December 31, 2012 and 2011, was $13,990 and $15,335, respectively.

Note 3—Inventory

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

Note 4—Investments

As of December 31, 2011 and December 31, 2012, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of December 31, 2011 and 2012, as determined based on Level 3 inputs.

Note 5—Accounts Payable and Accrued Liabilities

As of December 31, 2012, the Company had $405,259 in accounts payable, $356,693 of which was due on multiple revolving credit cards under the name of the Company's former chief executive officer and the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse the former chief executive officer and current president for these liabilities (see Note 12).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

As of December 31, 2012, the Company had $293,744 in accrued liabilities. The accrued liabilities also included $226,305 in unpaid salaries to two of its officers.

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

In 2012, the Company borrowed $45,500 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, the Company is obligated to pay $4,500 for costs associated with securing the funds.

As of December 31, 2012, the Company had $320,500 in convertible notes payable due to related parties with $37,510 in accrued interest.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Annual maturities of convertible notes payable to related parties as of December 31, 2012, were as follows:

Years Ending December 31:
2013	$150,000
2014	170,500
2015	-
2016	-
2017	-
Thereafter	-
Total	$320,500

Note 7—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $5,664 through December 31, 2012.

As of December 31, 2012, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $30,692 in late payments with an outstanding balance of $163,791 and accrued interest of $14,095 as of December 31, 2012. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of December 31, 2012, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $28,070 in late payments with an outstanding balance of $85,821 and accrued interest of $3,186 as of December 31, 2012. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Notes payable are summarized as follows:

	December 31,	December 31,
	2012	2011
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the Company’s
assets and shares of founders’ common stock	$85,821	$85,821
Note payable to third party, due in monthly payments of
$979 through July 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	22,072	23,435
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	141,719	141,719
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000
by certain asset	643	8,306
Total Notes Payable	$300,255	$309,281
Less: Current Portion	133,699	99,614
Long-Term Notes Payable	$166,556	$209,667

Annual maturities of notes payable as of December 31, 2012, were as follows:

Years Ending December 31:
2013	$133,699
2014	140,766
2015	25,790
2016	-
2017	-
Thereafter	-
Total	$300,255

Note 8—Stockholders’ Deficit

Common Stock—As of January 1, 2011, the Company had 21,881,863 common shares issued and outstanding. In May 2011, the Company granted 400,000 shares of common stock to each of its outside directors (800,000 total shares) for their services valued at the fair value on the date of grant of $1,681. The Company also granted 150,000 shares of common stock to its employees valued at the fair value on the date of grant of $315 and 200,000 shares of common stock for two consultants’ services at the fair value on the date of grant of $420.

No options were granted during 2011.

No shares or options were granted in 2012.

A summary of the status of the Company’s stock options as of December 31, 2012, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	3,378,000
Expired	(1,360,000)	$0.10
Outstanding at December 31, 2012	2,018,000
Exercisable at December 31, 2012	2,018,000
Weighted average exercise price of options granted to employees in the year ended December 31, 2012	$--

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Exercise Price	Number Outstanding at Dec. 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2012	Weighted Average Exercise Price

$0.09	203,000	1.46	$0.09	203,000	$0.09
0.10	15,000	5.31	0.10	15,000	0.10
0.11	1,800,000	0.32	0.11	1,800,000	0.11
	2,018,000			2,018,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.015 for such day. The total intrinsic value of stock options exercised during fiscal years 2012 and 2011 was $0.

A summary of the status of the Company’s stock options as of December 31, 2011, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	3,465,000
Expired	(87,000)	$0.10
Outstanding at December 31, 2011	3,378,000
Exercisable at December 31, 2011	3,378,000
Weighted average exercise price of options granted to employees in the year ended December 31, 2011	$--

Exercise Price	Number Outstanding at Dec. 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2011	Weighted Average Exercise Price

$0.09	203,000	2.46	$0.09	203,000	$0.09
0.10	1,375,000	0.50	0.10	1,375,000	0.10
0.11	1,800,000	1.32	0.11	1,800,000	0.11
	3,378,000			3,378,000

Preferred Stock—On November 12, 2009, the Company's compensation committee, consisting of two independent directors, authorized the issuance of 600,000 shares Series A Preferred Stock to each of the Company's executives (1,200,000 total shares) at a total value of $53,455. Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20 of the dividends on common stock and in distributions on dissolution and liquidation.

No preferred shares or options were granted in 2011 or 2012.

In-Kind Contribution of Rent–For the months of November and December 2012, no rent was paid for the occupied office space owned by one of the Company’s directors.  In-kind contribution of rent of $1,450 per month, or $2,900 total, was recognized in the year ended December 31, 2012.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 9—Concentrations

Sales—The Company had two customers that represented 54% and 11% of sales for the year ended December 31, 2012. The two customers were a regional hospital and a healthcare facility that purchased services, hardware, and software from the Company. The Company had two different customers that represented 11% and 10% of sales for the year ended December 31, 2011. The two customers were both regional critical access hospitals that purchased services, hardware, and software from the Company.

Accounts Receivable—The Company had only four accounts receivable for the year ended December 31, 2012, all of which were paid in full in February 2013. The Company had only two accounts receivable for the year ended December 31, 2011, both of which were paid in full in January 2012. The receivables are not collateralized. To date, the Company has experienced minimal bad debts and has no allowance for doubtful accounts at December 31, 2012 and 2011.

Note 10—Income Taxes

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $3,000,955 that expire, if not used, from 2023 through 2032. The valuation allowance at December 31, 2012, was $1,227,542. The net change in the valuation allowance for the year ended December 31, 2012, was an increase of $79,743. The Company paid no income taxes during the years ended December 31, 2012 and 2011. Deferred tax assets and related valuation allowance were as follows at December 31, 2012 and 2011:

	December 31
	2012	2011
Accrued payroll	$53,518	$--
Operating loss carryforwards	1,170,972	1,147,799
Depreciation	3,052	--
Total Deferred Income Tax Assets	1,227,542	1,147,799
Valuation allowance	(1,227,542)	(1,147,799)
Net Deferred Income Tax Asset	$--	$--

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

	For the Years Ended December 31
	2012	2011
Benefit at statutory rate (34%)	$(70,648)	$(121,465)
Nondeductible permanent differences	1,336	67
Change in valuation allowance	79,743	139,332
State tax benefit, net of federal tax	(10,431)	(17,934)
Benefit from Income Taxes	$-	$-

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 11—Commitments and Contingencies

In March 2012, the compensation committee approved the continuation of officer salaries at the current annual rate of $50,000 for the Chief Executive Officer and the Deputy Chief Executive Officer. These salaries will remain in effect until the board and compensation committee approve further modifications.

Note 12—Subsequent Events

Sales of Unregistered Securities in 2013—On March 25, 2013, the board of directors authorized the issuance of 1,000,000 shares of the Company's commmon stock for compensation as follows:

●	200,000 restricted shares of common stock to existing employees of the Company, excluding directors and officers, as determined by management;

●	275,000 restricted shares of common stock to each outside director on a discretionary basis for past services;

●	150,000 restricted shares of common stock to an outside consultant for technical services; and

●	100,000 restricted shares of common stock to an outside consultant for marketing and product development services.

The issuances were recorded for financial statment purposes at $0.02 per share, the approximate market price for the cmmon stock on the date the issuances were approved, for a total of $20,000.

Credit Card Obligations—The Company was responsible for reimbursing Dave Hempstead, its chief executive officer, principal financial officer, and director, for personal credit card account expenditures on its behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead's death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead's surviving spouse, who in turn advised the Company on  July 15, 2015,  that she will not seek reimbursement from the Company unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statue of limitations is met.

Sale of Southfork Solutions, Inc.—On August 26, 2014, the Company sold to Southfork Solutions, Inc., the variable interest subsidiary engaged in providing IT solutions to the livestock segment, its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Consolidation of Convertible Notes Payable to Related Parties—On March 19, 2015, the Company exchanged convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015. See Note 6–Convertible Notes Payable to Related Parties.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2015 Investment and Merger Agreements—On March 23, 2015, the Company entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”) and an Agreement and Plan of Merger dated March 12, 2015 (the “Merger Agreement”) with Ocean Thermal Energy Corporation (“OTE”). Before entering into these agreements, there was no material relationship between the Company and its affiliates and either JPF or OTE and their respective affiliates.

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

Concurrently with the execution of the Investment Agreement, Antoinette Hempstead the estate of her late husband, David W. Hempstead (together, the “Hempsteads”), JPF, and Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by the Company and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by the Company to the Hempsteads with an outstanding principal balance of  $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to the Company for cancellation 1,200,000 shares of Series A Preferred Stock, which were cancelled.  The Company has filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as directors of the Company to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned. See below.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Conditions to Completion of Merger. The completion of the Merger would constitute the offer and sale of the Company’s securities to the stockholders of OTE, which can only be effected if a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is effective or an exemption from registration is available. The Company has determined to seek an exemption from registration under the Securities Act by meeting the requirements of Section 3(a)(10) of this statute, which exempts from registration securities issued when the terms and conditions of the issuance are approved, after hearing upon the fairness of the terms and conditions meeting certain requirements by, among others, a duly authorized administrative agency. In an effort to meet these requirements, the Company filed an application for a fairness hearing to be held pursuant to the provisions of Section 25142 of the California Securities Law (the “Fairness Hearing”) so that the issuance of the securities to complete the Merger will be exempt from the registration requirements of the Securities Act pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

The California application for a Fairness Hearing is now pending. The California Fairness Hearing and permitting application are significant and quite technical, and the determination of whether the Merger will meet the California fairness requirements will be subject to the discretion of the hearing officer. No assurance can be given as to whether or not the hearing will result in the denial of the application, an adjustment of the terms of the Merger, the issuance of a permit meeting the conditions of the Securities Act Section 3(a)(10) exemption, or other action.

If California issues a permit availing the Company of the exemption under the Securities Act Section 3(a)(10) and the other conditions to closing the Merger are met, the Merger will be completed promptly thereafter. If California does not issue the permit or the other Merger conditions are not satisfied: (i) the Merger Agreement will terminate; (ii) the Company and OTE will remain as separate companies; and (iii) JPF will continue as the 55% controlling stockholder of the Company’s stock as it seeks to advance commercialization of its technologies or pursue other opportunities.

Completion of the Merger is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Merger Agreement, the satisfaction of certain conditions, and other covenants, many of which may be waived by either party.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Reverse Split to Facilitate Merger. The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF's return of 24,031,863 shares issued under the Investment Agreement for cancellation immediately prededing the closing of the Merger, the Company does not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

As a result of the Reverse Split, each record holder of less than 4.6972 shares of the Company’s common stock immediately before the Reverse Split (the “Minority Stockholders”) will receive from the Company, cash in the amount of $0.03 per share of the Company’s common stock, without interest (which includes a 20% premium over the fair market value of $0.025 per share as of March 3, 2015, as determined by the Company’s board of directors), for each share of the Company’s common stock held immediately before the Reverse Split, and the Minority Stockholders will no longer be the Company’s stockholders. Each record holder of 4.6972 or more shares of the Company’s common stock immediately before the Reverse Split will own approximately one-fifth of the number of shares of the Company’s common stock held by such stockholder immediately before the Reverse Split.

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

OTE is interested in the commercial potential of proprietary technologies being developed by the Company as opportunities for future business diversification. Further, OTE recognizes that the Company’s status as a company that is subject to the periodic reporting requirements pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, may enhance its access to the capital markets to fund future projects.

After the Merger, the combined enterprise intends to continue opportunistically to develop the lines of business of both the Company and OTE as commercial opportunities are identified for one, the other, or both, after considering funding availability, potential financial returns, and related risks.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Change in Directors and Management—On March 23, 2015, in connection with the Investment Agreement, Orville J. Hendrickson and Larry J. Ybarrondo resigned their positions on the Company’s board of directors, and Feakins and Peter Wolfson (as a nominee of JPF) were appointed by board consent to the Company’s board. Antoinette Hempstead, who was a board member before March 23, 2015, continues as a director. The resignations of Messrs. Hendrickson and Ybarrondo are not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. See Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

Change of Office Location—In connection with the above transactions, in March 2015, the Company’s offices were relocated to the facilities of JPF at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where it shares offices with OTE at no charge to the Company.

2015 Convertible Note Payable to Related Party

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