Form 10-Q
period 2013-03-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of March 31, 2013, and for the three months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

This report is being filed in August 2015 in conjunction with our filing, at or about the same time, of our:

♦	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012;
♦	Annual Report on Form 10-K for the year ended December 31, 2012;
♦	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2013;
♦	Annual Report on Form 10-K for the year ended December 31, 2013;
♦	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2014;
♦	Annual Report on Form 10-K for the year ended December 31, 2014; and
♦	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

You should read all of the foregoing reports and may rely on the Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any Current Reports on Form 8-K for a description of current operations.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2013	2012
		(Unaudited)
ASSETS
Current Assets
Cash		$4,567	$857
Accounts receivable		10,893	17,713
Prepaid expenses		2,977	1,403
Total Current Assets		18,437	19,973
Property and Equipment, net		6,736	8,329
Total Assets		$25,173	$28,302

LIABILITIES
Current Liabilities
Accounts payable		$409,960	$405,259
Accrued liabilities		295,735	293,744
Customer deposits		12,797	14,887
Notes payable, current portion		140,318	133,699
Convertible note payable to related party, current portion		150,000	150,000
Total Current Liabilities		1,008,810	997,589
Long-Term Liabilities
Notes payable, net of current portion		159,292	166,556
Convertible note payable to related party, net of current portion		170,246	170,500
Total Long-Term Liabilities		329,538	337,056
Total Liabilities		$1,338,348	$1,334,645

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	23,031,863 shares, respectively	24,032	23,032
Additional paid-in capital		2,947,389	2,899,251
Accumulated deficit		(4,285,796)	(4,229,826)
Total Stockholders' Deficit		(1,313,175)	(1,306,343)

Total Liabilities and Stockholders' Deficit		$25,173	$28,302

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenue	$77,645	$49,077
Cost of Revenue	26,150	5,259
Gross Profit	51,495	43,818
Operating Expenses
General and administrative	49,293	45,183
Professional fees	791	14,529
Selling and marketing	4,171	6,271
Research and development	26,297	26,462
Total Operating Expenses	80,552	92,445
Net Loss from Operations	(29,057)	(48,627)
Other Income (Expenses)
Interest Expense	(26,913)	(21,971)
Total Other Income (Expenses)	(26,913)	(21,971)
Net Loss from Operations before
Provision for Income Taxes	(55,970)	(70,598)
Provision for Income Taxes	-	-
Net Loss	(55,970)	(70,598)

Total Basic and Diluted Loss Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,107,132	23,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(55,970)	$(70,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,593	3,797
In-kind contribution of rent	4,350	-
In-kind contribution of executive salaries	24,788	-
Common stock issued for services	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	6,820	(11,243)
Prepaid expenses	(1,574)	3,956
Accrued expenses	1,991	18,242
Accounts payable	4,701	5,580
Customer deposits	(2,090)	(4,557)
Net Cash Provided by (Used in) Operating Activities	4,609	(54,823)
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	-	40,000
Principal payments on notes payable	(645)	(2,738)
Principal payments on related party convertible note payable	(254)	-
Net Cash Provided by (Used in) Financing Activities	(899)	37,262
Net Increase (Decrease) in Cash	3,710	(17,561)
Cash at Beginning of Period	857	18,609
Cash at End of Period	$4,567	$1,048

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$17,204	$17,166

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1–Nature of Business and Basis of Presentation

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012, including the financial statements and notes thereto.

Note 2–Organization and Summary of Significant Accounting Policies

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments–The Company had only one business segment for the three months ended March 31, 2013 and 2012.

Use of Estimates–In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents–For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition–Revenue from software licenses, related installation, and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured. Amounts received from customers prior to these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service is recognized as the services are provided, which is determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company had three customers that represented more than 10% of sales for the three-month period ended March 31, 2013, and three customers that represented more than 10% of sales for the three-month period ended March 31, 2012, as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Customer A	49%	--
Customer B	26%	46%
Customer C	--	10%
Customer D	--	11%

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $55,970 and generated $4,609 of cash in operating activities for the three months ended March 31, 2013. The Company had a working capital deficiency of $990,373 and a stockholders’ deficiency of $1,313,175 as of March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes–The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments–ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Property and Equipment–Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized.

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of March 31, 2013 and 2012, 2,018,000 and 3,378,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of March 31, 2013 and 2012, 16,012,300 and 105,000,000, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation–On June 17, 2009, at the Company’s annual shareholders meeting, the Company’s shareholders approved the 2009 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2009 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2009 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

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

Reclassifications–Certain amounts in the 2012 information have been reclassified to conform to the 2013 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

Note 3–Recent Accounting Pronouncements

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

Note 4–Investments

As of March 31, 2013 and December 31, 2012, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of March 31, 2013 and December 31, 2012, as determined based on Level 3 inputs.

Note 5–Accounts Payable and Accrued Liabilities

As of March 31, 2013, the Company had $409,960 in accounts payable, $365,554 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of March 31, 2013, the Company had $295,735 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its officers.

Note 6–Convertible Notes Payable to Related Parties

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

In 2012, the Company borrowed $45,500 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, the Company is obligated to pay $4,550 for costs associated with securing the funds.

As of March 31, 2013, the Company had $320,246 in convertible notes payable due to related parties with $42,314 in accrued interest.

Note 7–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $6,289 through March 31, 2013. The Company plans to work with the entity to arrange for an extension on the loan.

As of March 31, 2013, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $36,896 in late payments with an outstanding balance of $163,791 and accrued interest of $16,920 as of March 31, 2013. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2013, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $34,070 in late payments with an outstanding balance of $85,821 and accrued interest of $4,688 as of March 31, 2013. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8–Commitments and Contingencies

In March 2012, the compensation committee set the annual salaries for the Chief Executive Officer and the Deputy Chief Executive Officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The officers voluntarily forfeited their salaries for the three months ended March 31, 2013, and contributed the services in-kind.

Note 9–Stockholder’s Deficit

Stock Issued for Services

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

In-Kind Contribution of Services and Rent

Two officers voluntarily forfeited their salaries for the three months ended March 31, 2013, and contributed the services in-kind.

For the three months ended March 31, 2013, no rent was paid for the occupied office space owned by one of the Company’s directors. In-kind contribution of rent of $1,450 per month, or $4,350 total, was recognized in the three months ended March 31, 2013.

Note 10–Subsequent Events

Credit Card Obligations

The Company was responsible for reimbursing Dave Hempstead, its chief executive officer, principal financial officer, and director, for personal credit card account expenditures on its behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead’s death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead’s surviving spouse, who in turn advised the Company on July 15, 2015, that she will not seek reimbursement from the Company unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations is met.

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

Investment Agreement–Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of the Company’s common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of the Company’s common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins (“Feakins”), the Chairman and Chief Executive Officer of OTE. The JPF Stock represents a 55% ownership interest by JPF in the Company, without giving effect to the issuance of additional shares of the Company’s common stock on the conversion of outstanding convertible notes.

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

This discussion and analysis excludes the effects of the matters described in Note 10–Subsequent Events.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

Our revenue was $77,645 for the three months ended March 31, 2013, compared to $49,077 for the three months ended March 31, 2012, representing an increase of $28,568 or 58%, for the three-month period. The increase in revenues was due to additional third-party software sales.

Cost of Revenue

Our cost of revenue was $26,150 for the three months ended March 31, 2013, compared to $5,259 for the three months ended March 31, 2012, representing an increase of $20,891, or 397%, for the three-month period. The gross margin percentage on revenue was 66% for the three months ended March 31, 2013, and 89% for the three months ended March 31, 2012. The decrease in the gross margin percentage for the three months ended March 31, 2013, from the three months ended March 31, 2012, was due to the additional third-party software sales that have a greater cost than services.

Although the net changes and percent changes for our revenues and our cost of revenue for the three months ended March 31, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $49,293 for the three months ended March 31, 2013, compared to $45,183 for the three months ended March 31, 2012, representing an increase of $4,110, or 9%, in 2013. The increase in our general and administrative expenses for the three-month period ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects the stock compensation that was paid to directors and advisors in the three-month period ended March 31, 2013.

Professional fees expenses were $791 for the three months ended March 31, 2013, compared to $14,529 for the three months ended March 31, 2012, representing a decrease of $13,738, or 95%, for the three-month period. The decrease in our professional fees expenses for the three-month period ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects reduced expenditures due to delayed filing of SEC reports.

Selling and marketing expenses were $4,171 for the three months ended March 31, 2013, compared to $6,271 for the three months ended March 31, 2012, representing a decrease of $2,100, or 33%, for the three-month period. The decrease in our selling and marketing expenses for the three-month period ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects the reduction of staff for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Research and development expenses were $26,297 for the three months ended March 31, 2013, compared to $26,462 for the three months ended March 31, 2012, representing a decrease of $165, or 1%, for the three-month period. The decrease in research and development expenses for the three-month period ended March 31, 2013, as compared to the three months ended March 31, 2012, was immaterial.

Interest expense was $26,913 for the three months ended March 31, 2013, as compared to $21,971 for the three months ended March 31, 2012, representing an increase of $4,942, or 22%, for the three-month period. The increase in interest expense reflects our increased use of credit lines and loans to cover our cash shortfalls for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2013, our principal source of liquidity consisted of $4,567 of cash, as compared to $857 of cash at December 31, 2012. In addition, our stockholders’ deficit was $1,313,175 at March 31, 2013, compared to stockholders’ deficit of $1,306,343 at December 31, 2012, an increase in the deficit of $10,332.

Our operations provided $4,609 of net cash during the three months ended March 31, 2013, as compared to the $54,823 of net cash used by our operations during the three months ended March 31, 2012. The $59,431 increase in the net cash provided by our operating activities was due to services and rent being covered by stock or being contributed into capital.

Investing activities for the three months ended March 31, 2013 and 2012, used no net cash.

Financing activities for our operations used net cash of $899 during the three months ended March 31, 2013, compared to providing net cash of $37,262 during the three months ended March 31, 2012. The decrease of $38,161 of net cash provided by financing activities was due to loans being secured during the three-month period ended March 31, 2012, while no loans were secured during the three-month period ended March 31, 2013.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2012, consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2013, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

As of March 31, 2013, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2013, the board of directors authorized the issuance of 1,000,000 shares of our common stock for compensation as follows:

●	200,000 restricted shares of common stock to our existing employees, excluding directors and officers, as determined by management;

●	275,000 restricted shares of common stock to each outside director on a discretionary basis for past service;

●	150,000 restricted shares of common stock to an outside consultant for technical services; and

●	100,000 restricted shares of common stock to an outside consultant for marketing and product development services.

The shares were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each investor acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bear a restrictive legend. No underwriter participated in the offer and sale of these securities and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $6,289 through March 31, 2013.

As of March 31, 2013, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $36,896 in late payments with an outstanding balance of $163,791 and accrued interest of $16,920 as of March 31, 2013. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of March 31, 2013, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $34,070 in late payments with an outstanding balance of $85,821 and accrued interest of $4,688 as of March 31, 2013. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. We are working with this entity to bring the payments current as soon as funds are available.

During 2010 through March 2013, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $43,468 in accrued interest as of March 31, 2013. See Note 6–Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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