Form 10-Q
period 2013-06-30
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of June 30, 2013, and for the six months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

This report is being filed in August 2015 in conjunction with our filing, at or about the same time, of our:

●	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012;
●	Annual Report on Form 10-K for the year ended December 31, 2012;
●	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2013;
●	Annual Report on Form 10-K for the year ended December 31, 2013;
●	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2014;
●	Annual Report on Form 10-K for the year ended December 31, 2014; and
●	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

You should read all of the foregoing reports and may rely on the Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any Current Reports on Form 8-K for a description of current operations.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2013	2012
		(Unaudited)
ASSETS
Current Assets
Cash		$603	$857
Accounts receivable		5,840	17,713
Prepaid expenses		386	1,403
Total Current Assets		6,829	19,973
Property and Equipment, net		5,246	8,329
Total Assets		$12,075	$28,302

LIABILITIES
Current Liabilities
Accounts payable		$425,006	$405,259
Accrued liabilities		302,009	293,744
Customer deposits		9,876	14,887
Notes payable, current portion		147,550	133,699
Convertible note payable to related party, current portion		150,000	150,000
Total Current Liabilities		1,034,441	997,589
Long-Term Liabilities
Notes payable, net of current portion		152,062	166,556
Convertible note payable to related party, net of current portion		170,246	170,500
Total Long-Term Liabilities		322,308	337,056
Total Liabilities		$1,356,749	$1,334,645

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	23,031,863 shares, respectively	24,032	23,032
Additional paid-in capital		2,968,264	2,899,251
Accumulated deficit		(4,338,170)	(4,229,826)
Total Stockholders' Deficit		(1,344,674)	(1,306,343)

Total Liabilities and Stockholders' Deficit		$12,075	$28,302

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$27,453	$89,739	$105,098	$138,816
Cost of Revenue	4,817	14,537	30,967	19,796
Gross Profit	22,636	75,202	74,131	119,020
Operating Expenses
General and administrative	26,666	38,664	75,959	83,847
Professional fees	11,267	5,184	15,558	19,713
Selling and marketing	1,176	20,056	5,347	26,327
Research and development	19,860	25,984	46,157	52,446
Total Operating Expenses	58,969	89,888	143,021	182,333
Net Loss from Operations	(36,333)	(14,686)	(68,890)	(63,313)
Other Expenses
Interest Expense	(12,541)	(26,528)	(39,454)	(48,499)
Total Other Expenses	(12,541)	(26,528)	(39,454)	(48,499)
Net Loss before Provision for Income Taxes	(48,874)	(41,214)	(108,344)	(111,812)
Provision for Income Taxes	-	-	-	-
Net Loss	$(48,874)	$(41,214)	$(108,344)	$(111,812)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	23,031,863	23,569,497	23,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Profit(Loss)	$(108,344)	$(111,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,083	7,468
In-kind contribution of rent	8,700	-
In-kind contribution of executive salaries	41,313	-
Common stock issued for services	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	11,873	(9,075)
Prepaid expenses	1,017	7,789
Accrued expenses	8,266	54,489
Accounts payable	19,747	(471)
Customer deposits	(5,010)	1,964
Net Cash Provided by (Used) in Operating Activities	645	(49,648)
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	-	40,000
Principal payments on notes payable	(645)	(5,135)
Principal payments on related party convertible note payable	(254)	-
Net Cash Provided by (Used in) Financing Activities	(899)	34,865
Net Decrease in Cash	(254)	(14,783)
Cash at Beginning of Period	857	18,609
Cash at End of Period	$603	$3,826

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$22,083	$35,240

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

Business Segments–The Company had only one business segment for the three and six months ended June 30, 2013 and 2012.

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

Revenue Recognition–Revenue from software licenses, related installation, and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured. Amounts received from customers before these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service is recognized as the services are provided, which is determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company had three customers that represented more than 10% of sales for the three- and six-month periods ended June 30, 2013, and the Company had three customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2012, as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Customer A	33%	27%	37%	40%
Customer B	28%	44%	--	--
Customer C	22%	12%	--	--
Customer D	--	--	27%	19%
Customer E	--	--	19%	13%

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $48,874 and $108,344 for the three and six months ended June 30, 2013, respectively. Operating activities provided $643 of cash for the six months ended June 30, 2013. The Company had a working capital deficiency of $1,027,612 and a stockholders’ deficit of $1,344,674 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company’s financial instruments consist of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, customer deposits, notes payable, and related-party convertible notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate fair value due to the relatively short period to maturity for these instruments.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of June 30, 2013 and 2012, 218,000 and 2,018,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of June 30, 2013 and 2012, 32,024,600 and 286,363,636, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Effective January 1, 2006, the Company adopted the provisions of FASB ASC 505 for its stock-based compensation plan. Under FASB ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service period, which is typically through the date the options or awards vest. The Company adopted FASB ASC 505 using the modified prospective method. Under this method, for all stock-based options and awards granted before January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of FASB ASC 505 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

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

Note 4–Investments

As of June 30, 2013 and December 31, 2012, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of June 30, 2013 and December 31, 2012, as determined based on Level 3 inputs (see Note 10).

Note 5–Accounts Payable and Accrued Liabilities

As of June 30, 2013, the Company had $425,006 in accounts payable, $365,222 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of June 30, 2013, the Company had $302,009 in accrued liabilities. The accrued liabilities included $213,436 that represents unpaid salaries, including accrued payroll taxes, for two of its officers.

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

As of June 30, 2013, the Company had $320,246 in convertible notes payable due to related parties with $48,192 in accrued interest.

Note 7–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $6,914 through June 30, 2013.

As of June 30, 2013, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $42,121 in late payments, with an outstanding balance of $163,791 and accrued interest of $19,745 as of June 30, 2013. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2013, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $40,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $6,190 as of June 30, 2013. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8–Commitments and Contingencies

In March 2012, the compensation committee set the annual salaries for the chief executive officer and the deputy chief executive officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The officers voluntarily forfeited their salaries for the six months ended June 30, 2013, and contributed the services in-kind.

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

In-Kind Contribution of Services and Rent

Two officers voluntarily forfeited their salaries for the six months ended June 30, 2013, and contributed the services in-kind.

For the six months ended June 30, 2013, no rent was paid for the occupied office space owned by one of the Company’s directors. In-kind contribution of rent of $1,450 per month, or $8,700 total, was recognized in the six months ended June 30, 2013.

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

Sale of Southfork Solutions, Inc.

On August 26, 2014, the Company sold to Southfork Solutions, Inc., the variable interest subsidiary engaged in providing IT solutions to the livestock segment, its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009 (see Note 4).

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

Reverse Split to Facilitate Merger. The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF's return of 24,031,863 shares issued under the Investment Agreement for cancellatin immediatly preceding the closing of the Merger, the Company does not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

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

OTE is interested in the commercial potential of proprietary technologies being developed by the Company as opportunities for future business diversification. Further, OTE recognizes that the Company’s status as a company that is subject to the periodic reporting requirements pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may enhance its access to the capital markets to fund future projects.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of the software and IT services industries; the success of our product development, marketing, and sales activities; vigorous competition in the software industry; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenues

Our revenue was $27,453 and $105,098 for the three and six months ended June 30, 2013, respectively, compared to $89,739 and $138,816 for the three and six months ended June 30, 2012, respectively, representing a decrease of $62,286, or 69%, and $33,718, or 24%, for the three- and six-month periods, respectively. The decrease in revenues was due to the discontinuation of pursuing computing hardware sales and associated services as we shifted our focus to the development of new products with greater long-term potential, as well as the death of our president who conducted the majority of the sales activities.

Cost of Revenue

Our cost of revenue was $4,817 and $30,967 for the three and six months ended June 30, 2013, respectively, compared to $14,537 and $19,796 for the three and six months ended June 30, 2012, respectively, representing a decrease of $9,720, or 67%, for the three-month period and an increase of $11,171, or 56%, for the six-month period. The gross margin percentage on revenue was 82% and 71% for the three and six months ended June 30, 2013, respectively, and 84% and 86% for the three and six months ended June 30, 2012, respectively. The decrease in the gross margin percentage for the three and six months ended June 30, 2013, from the three and six months ended June 30, 2012, was due to the reduction in sales while keeping the same level of support available.

Although the net changes and percent changes for our revenues and our cost of revenue for the three and six months ended June 30, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses were $26,666 and $75,959 for the three and six months ended June 30, 2013, respectively, compared to $38,664 and $83,847 for the three and six months ended June 30, 2012, respectively, representing a decrease of $11,998, or 31%, and $7,888, or 9%, for the three- and six-month periods, respectively. The decrease in our general and administrative expenses reflects the decrease in overhead related to death of our president.

Professional fees expenses were $14,767 and $15,558 for the three and six months ended June 30, 2013, respectively, compared to $5,184 and $19,713 for the three and six months ended June 30, 2012, respectively, representing an increase of $9,583, or 185% for the three-month period and a decrease of $4,155, or 21%, for the six-month period. The increase in our three-month professional fees expenses reflects additional legal fees in 2013 due to preparing and submitting a patent application. The decrease in our six-month professional fees expenses was a result of failing to maintain our periodic report filings with the Securities and Exchange Commission, or SEC.

Selling and marketing expenses were $1,176 and $5,347 for the three and six months ended June 30, 2013, respectively, compared to $20,056 and $26,327 for the three and six months ended June 30, 2012, respectively, representing a decrease of $18,880, or 94%, and $20,980, or 80%, for the three- and six-month periods, respectively. The decrease in our selling and marketing expenses reflects the reduction of staff caused by reduced operations.

Research and development expenses were $19,860 and $46,157 for the three and six months ended June 30, 2013, respectively, compared to $25,984 and $52,446 for the three and six months ended June 30, 2012, respectively, representing a decrease of $6,124, or 24%, and $6,289, or 12%, for the three- and six-month periods, respectively. The decrease in our research and development expenses reflects the reduction of staff.

Interest expense was $12,541 and $39,454 for the three and six months ended June 30, 2013, respectively, as compared to $26,528 and $48,499 for the three and six months ended June 30, 2012, respectively, representing a decrease of $13,987, or 53%, and $9,045, or 19%, for the three- and six-month periods, respectively. The decrease in our interest expense was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Liquidity and Capital Resources

At June 30, 2013, our principal source of liquidity consisted of $603 of cash, as compared to $857 of cash at December 31, 2012. In addition, our stockholders’ deficit was $1,344,674 at June 30, 2013, compared to stockholders’ deficit of $1,306,343 at December 31, 2012, an increase in the deficit of $38,331.

Our operations provided $645 of net cash during the six months ended June 30, 2013, as compared to using $49,648 of net cash during the six months ended June 30, 2012. The $50,293 increase in the net cash from operations resulted primarily from a general decrease in expenses due to reduction in staff.

Financing activities for our operations used net cash of $899 during the six months ended June 30, 2013, compared to providing net cash of $34,865 during the six months ended June 30, 2012. The decrease of $35,764 of net cash provided by financing activities was due to loans being secured during the six-month period ended June 30, 2012, while no loans were secured during the six-month period ended June 30, 2013.

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

Revenue Recognition

Revenue from software licenses and related installation and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured. Amounts billed to customers before these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2013, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

As of June 30, 2013, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $6,914 through June 30, 2013.

As of June 30, 2013, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $42,121 in late payments, with an outstanding balance of $163,791 and accrued interest of $19,745 as of June 30, 2013. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of June 30, 2013, we were delinquent in payments on a loan to a third economic development entity. We owed the second economic entity $28,000 in late payments, with an outstanding balance of $85,821 and accrued interest of $6,190 as of June 30, 2013. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. We are working with this entity to bring the payments current as soon as funds are available.

During 2010 through June 2013, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $48,192 in accrued interest as of June 30, 2013. See Note 6–Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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