Form 10-Q
period 2013-09-30
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of September 30, 2013, and for the nine months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

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

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2013	2012
		(Unaudited)
ASSETS
Current Assets
Cash		$957	$857
Accounts receivable		3,820	17,713
Prepaid expenses		80	1,403
Total Current Assets		4,857	19,973
Property and Equipment, net		3,849	8,329
Total Assets		$8,706	$28,302

LIABILITIES
Current Liabilities
Accounts payable		$431,783	$405,259
Accrued liabilities		305,971	293,744
Customer deposits		9,052	14,887
Notes payable, current portion		154,780	133,699
Convertible note payable to related party, current portion		150,000	150,000
Total Current Liabilities		1,051,586	997,589
Long-Term Liabilities
Notes payable, net of current portion		144,832	166,556
Convertible note payable to related party, net of current portion		170,246	170,500
Total Long-Term Liabilities		315,078	337,056
Total Liabilities		1,366,664	1,334,645

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	23,031,863 shares, respectively	24,032	23,032
Additional paid-in capital		2,985,008	2,899,251
Accumulated deficit		(4,368,198)	(4,229,826)
Total Stockholders' Deficit		(1,357,958)	(1,306,343)

Total Liabilities and Stockholders' Deficit		$8,706	$28,302

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$9,183	$57,579	$114,281	$196,395
Cost of Revenue	9,794	6,321	40,761	26,117
Gross Profit	(611)	51,258	73,520	170,278
Operating Expenses
General and administrative	19,253	36,942	95,212	120,789
Professional fees	1,179	8,601	16,737	28,314
Selling and marketing	135	3,337	5,482	29,664
Research and development	7,721	25,257	53,878	77,703
Total Operating Expenses	28,288	74,137	171,309	256,470
Net Loss from Operations	(28,899)	(22,879)	(97,789)	(86,192)
Other Income(Expenses)
Gain on sale of fixed assets	12,250	-	12,250	-
Interest Expense	(13,379)	(23,830)	(52,833)	(72,329)
Total Other Expenses	(1,129)	(23,830)	(40,583)	(72,329)
Net Loss before Provision for Income Taxes	(30,028)	(46,709)	(138,372)	(158,521)
Provision for Income Taxes	-	-	-	-
Net Loss	$(30,028)	$(46,709)	$(138,372)	$(158,521)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	23,031,863	23,723,619	23,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Profit(Loss)	$(138,372)	$(158,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,480	10,937
In-kind contribution of rent	13,050	-
In-kind contribution of executive salaries	53,707	-
Gain on sale of fixed asset	(12,250)	-
Common stock issued for services	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	13,893	(14,310)
Prepaid expenses	1,323	10,571
Accrued expenses	12,227	92,763
Accounts payable	26,524	9,091
Customer deposits	(5,835)	(5,330)
Net Cash Provided by (Used in) Operating Activities	(11,253)	(54,799)
Cash Flows from Investing Activities
Proceeds from sale of fixed asset	12,250	-
Net Cash Provided by Investing Activities	12,250	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party notes payable	-	45,000
Principal payments on notes payable	(643)	(7,065)
Principal payments on related party convertible note payable	(254)	-
Net Cash Provided (Used) by Financing Activities	(897)	37,935
Net Decrease in Cash	100	(16,864)
Cash at Beginning of Period	857	18,609
Cash at End of Period	$957	$1,745

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$25,993	$50,971

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1—Nature of Business and Basis of Presentation

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

Business Segments—The Company had only one business segment for the three and nine months ended September 30, 2013 and 2012.

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

The Company had two customers that represented more than 10% of sales for the three-month period ended September 30, 2013, and three customers that represented more than 10% of sales for the nine-month period ended September 30, 2013. The Company had one customer that represented more than 10% of sales for the three-month period ended September 30, 2012, and two customers that represented more than 10% of sales for the nine-month period ended September 30, 2012, as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Customer A	46%	--	--	--
Customer B	42%	15%	--	--
Customer C	--	40%	--	--
Customer D	--	25%	76%	49%
Customer E	--	--	--	14%

Going Concern—The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $30,028 and $138,372 for the three and nine months ended September 30, 2013, respectively. The Company used cash of $11,253 in operating activities for the nine months ended September 30, 2013. The Company had a working capital deficiency of $1,046,729 and a stockholders’ deficit of $1,357,958 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Property and Equipment—Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized. In September 2013, the Company sold its company vehicle for its Kelley Blue Book value to a related party. The vehicle had been fully depreciated at the time of the sale.

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of September 30, 2013 and 2012, 218,000 and 2,018,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of September 30, 2013 and 2012, 37,322,500 and 35,452,900, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 4—Investments

As of September 30, 2013 and December 31, 2012, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of September 30, 2013 and December 31, 2012, as determined based on Level 3 inputs (see Note 10).

Note 5—Accounts Payable and Accrued Liabilities

As of September 30, 2013, the Company had $431,783 in accounts payable, $362,779 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%.  The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of September 30, 2013, the Company had $305,971 in accrued liabilities. The accrued liabilities included $213,436 that represents unpaid salaries (including accrued payroll taxes) for two of its officers.

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

As of September 30, 2013, the Company had $320,246 in convertible notes payable due to related parties with $52,949 in accrued interest.

Note 7—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $7,539 through September 30, 2013.

As of September 30, 2013, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $47,346 in late payments, with an outstanding balance of $163,791 and accrued interest of $22,570 as of September 30, 2013. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of September 30, 2013, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $46,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $7,692 as of September 30, 2013. This loan is secured by a junior lien on all the Company’s assets and shares of its founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8—Commitments and Contingencies

In March 2012, the compensation committee set the annual salaries for the chief executive officer and the deputy chief executive officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The officers voluntarily forfeited their salaries for the nine months ended September 30, 2013, and contributed the services in-kind.

Note 9—Stockholder’s Deficit

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

In-Kind Contribution of Services and Rent

Two officers voluntarily forfeited their salaries for the nine months ended September 30, 2013, and contributed the services in-kind.

For the nine months ended September 30, 2013, no rent was paid for the occupied office space owned by one of the Company’s directors.  In-kind contribution of rent of $1,450 per month, or $13,050 total, was recognized in the nine months ended September 30, 2013.

Note 10—Subsequent Events

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Our revenue was $9,183 and $114,281 for the three and nine months ended September 30, 2013, respectively, compared to $57,579 and $196,395 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $48,414, or 84%, and $82,114, or 42%, for the three- and nine-month periods, respectively. The decrease in revenues was due to as the death of our president who conducted the majority of the sales activities.

Cost of Revenue

Our cost of revenue was $9,794 and $40,761 for the three and nine months ended September 30, 2013, respectively, compared to $6,321 and $26,117 for the three and nine months ended September 30, 2012, respectively, representing an increase of $3,473, or 50%, and $14,644, or 56%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 54% and 68% for the three and nine months ended September 30, 2013, respectively, and 89% and 87% for the three and nine months ended September 30, 2012, respectively. The decrease in the gross margin percentage for the three and nine months ended September 30, 2013, from the three and nine months ended September 30, 2012, was due to the reduction in sales while keeping the same level of support available.

Although the net changes and percent changes for our revenues and our cost of revenue for the three and nine months ended September 30, 2013 and 2012, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses were $19,253 and $95,212 for the three and nine months ended September 30, 2013, respectively, compared $36,942 and $120,789 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $17,689, or 48%, and $25,577, or 21%, for the three- and nine-month periods, respectively. The decrease in our general and administrative expenses reflects the decrease in overhead related to death of our president.

Professional fees expenses were $1,179 and $16,737 for the three and nine months ended September 30, 2013, respectively, compared to $8,601 and $28,314 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $7,422, or 86%, and $11,577, or 41%, for the three- and nine-month periods, respectively. The decrease in our three- and nine-month professional fees expenses reflects reduced expenditures due to delayed filing of SEC reports.

Selling and marketing expenses were $135 and $5,482 for the three and nine months ended September 30, 2013, respectively, compared to $3,337 and $29,664 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $3,202, or 96%, and $24,182, or 82%, for the three- and nine-month periods, respectively. The decrease in our selling and marketing expenses reflects the reduction of staff caused by reduced operations.

Research and development expenses were $7,721 and $53,878 for the three and nine months ended September 30, 2013, respectively, compared $25,257 and $77,703 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $17,536, or 69%, and $23,825, or 31%, for the three- and nine-month periods, respectively. The decrease in our research and development expenses reflects the reduction of staff.

Interest expense was $13,379 and $52,833 for the three and nine months ended September 30, 2013, respectively, as compared to $23,830 and $72,329 for the three and nine months ended September 30, 2012, respectively, representing a decrease of $10,451, or 44%, and $19,496, or 27%, for the three- and nine-month periods, respectively. The decrease in our interest expense was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Gain on sale of fixed assets was $12,250 for the three and nine months ended September 30, 2013, as compared to $0 for the three and nine months ended September 30, 2012.  The increase in the gain on sale of fixed assets was due to the sale of the company vehicle in 2013.

Liquidity and Capital Resources

At September 30, 2013, our principal source of liquidity consisted of $957 of cash, as compared to $857 of cash at December 31, 2012. In addition, our stockholders’ deficit was $1,357,958 at September 30, 2013, compared to stockholders’ deficit of $1,306,343 at December 31, 2012, an increase in the deficit of $51,615.

We used $11,253 of net cash during the nine months ended September 30, 2013, as compared to $55,799 of net cash in operations during the nine months ended September 30, 2012. The $43,546 decrease in the net cash used in operations resulted primarily from collection of accounts receivable.

Investing activities for our continuing operations provided $12,250 net cash during the nine months ended September 30, 2013, compared to providing no net cash during the nine months ended September 30, 2012. The increase of net cash provided in investing activities was due to the sale of the company vehicle in 2013.

Financing activities for our continuing operations used net cash of $897 during the nine months ended September 30, 2013, compared to providing net cash of $37,935 during the nine months ended September 30, 2012. The decrease of $38,832 of net cash provided in financing activities was the result of no borrowing in 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2013, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

As of September 30, 2013, management identified the following material weaknesses:

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

●	Access to Cash—One executive had debit cards for most of our bank accounts and the ability to transfer from our bank accounts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $7,539 through September 30, 2013.

As of September 30, 2013, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $47,346 in late payments, with an outstanding balance of $163,791 and accrued interest of $22,570 as of September 30, 2013. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of September 30, 2013, we were delinquent in payments on a loan to a third economic development entity. We owed the second economic entity $46,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $7,692 as of September 30, 2013. This loan is secured by a junior lien on all our assets and shares of our founders’ common stock. We are working with this entity to bring the payments current as soon as cash flow permits.

During 2010 through November 2012, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $52,949 in accrued interest as of September 30, 2013. See Note 6—Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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