Form 10-K
period 2013-12-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL INTRODUCTORY NOTE
August 2015

The following Annual Report on Form 10-K provides information as of December 31, 2013, and for the year then ended, without giving effect to the matters set forth in Item 1. Business under the caption “Subsequent Events.”

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

We are expanding our previous radio-frequency identification, or RFID, research and development to: address location tracking issues in the healthcare industry, including issues surrounding patient care; optimize business processes for healthcare providers; improve reporting of incidents; and increase revenues for provided services.

Before devoting our principal attention to the development of RFID-based healthcare products, we were mainly a value-added reseller for McKesson Corporation healthcare software and service packages. We sold, installed, implemented, supported, and trained on the following McKesson products: Medisoft Clinical, Lytec MD, and Total Practice Partners. McKesson Corporation, currently ranked 11th on the Fortune 500, is one of the largest healthcare companies in the world.

Death of David Hempstead

Our business and operations were significantly and adversely impacted by the April 26, 2013, sudden death of David W. Hempstead, our chief executive officer, founder, and technical and creative leader, resulting in a massive technical, creative, business, leadership and financial disruption to the company. Mr. Hempstead’s widow, Antoinette Knapp Hempstead, who was a cofounder and our director and senior officer, was unanimously appointed by the board of directors to serve as our chief executive officer and chief financial officer following Mr. Hempstead’s death. See our Current Report on Form 8-K filed May 7, 2013,

Following Mr. Hempstead’s death, we struggled to advance completion and market roll-out of our new Silver Key Solutions and ChargeCatcher products discussed below, which initial testing have proven to be technologically sound and commercial. We continued to conduct strategic market planning. We attempted to refine our focus and regroup to advance commercialization of our two products. However, Mr. Hempstead’s death contributed to a severe decline in revenues and slowed the launch of full-scale commercialization of our most promising products and services. Operations continued nevertheless, with revenues of $91,141 and research and development costs of $60,878 for the year ended December 31, 2013.

Product Lines

In previous years, our research and development team, using a unique combination of radio-frequency, electrical, firmware, software, database, and systems engineering expertise, created complete, integrated business IT solutions, including hardware devices worn by individuals, communications equipment, complex databases, and software systems that provide advanced reporting and analysis tools. These solutions fall into four major categories:

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

During 2013, we continued our contract to provide Silver Key Solutions to two Idaho rehabilitation facilities.

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

After Mr. Hempstead’s death in 2013, we were unable to continue support for this project, and discontinued the beta test.

Healthcare Solutions

Until late 2013, we were a value-added reseller for McKesson Corporation healthcare software and service packages. We sell, install, implement, support, and train on the following McKesson products: Medisoft Clinical, Lytec MD, and Total Practice Partner.

Consulting Services

Before we reduced our staff, we provided consulting services to customers needing assistance with various aspects of their IT services. We also offered enterprise IT assessments, policy and procedure review and creation, IT strategic planning, and project management and planning.

Research and Development

We incurred costs of $60,878 and $108,408 for research and development for our continuing operations during the years ended December 31, 2013 and 2012, respectively. In addition, we routinely completed customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

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

Employees

As of December 31, 2013, we had two employees, including one full-time employee, who was also an executive officer and director and performed technical and managerial functions; one other engineer, and one part-time administrative staff.

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

Subsequent Events

Credit Card Obligations

We were responsible for reimbursing Dave Hempstead, our chief executive officer, principal financial officer, and director, for personal credit card account expenditures on our behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead’s death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead’s surviving spouse, who in turn advised us on July 15, 2015, that she will not seek reimbursement from us unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations is met.

Sale of Southfork Solutions, Inc.

On August 26, 2014, we sold to Southfork Solutions, Inc., the variable interest subsidiary engaged in providing IT solutions to the livestock segment, our 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Consolidation of Convertible Notes Payable to Related Parties

On March 19, 2015, we exchanged convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of our common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. See Note 5–Convertible Notes Payable to Related Parties.

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

OTE is interested in the commercial potential of proprietary technologies being developed by us as opportunities for future business diversification. Further, OTE recognizes that our status as a company that is subject to the periodic reporting requirements pursuant to Section 15(d) of the Exchange Act may enhance its access to the capital markets to fund future projects.

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

2015 Convertible Note Payable to Related-Party

On June 23, 2015, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at their fair market value at the time of conversion. JPF is an investment entity that is majority-owned by Feakins, our director, chief executive officer, and chief financial officer.

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

The auditors’ report for the fiscal year ended December 31, 2013, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2013 and 2012, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We will need to reorganize and expand our management.

Since the April 2013 unexpected death of David Hempstead, we have sought to expand our management to obtain critical technological, management, and fundraising skills that we believe will be important to our business. We continue that effort in order to advance the scaled commercialization of our principal products, but cannot predict when or whether we will be able to recruit and maintain additional personnel with required marketing and technology support skills.

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

Roll-out of our products may require us to hire additional personnel, including software engineers, systems engineers, customer support personnel, marketing personnel, and operational personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly qualified personnel in the future. The failure to attract, motivate, and retain these additional employees could seriously harm our business.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 24,031,863 shares of common stock and 1,200,000 shares of preferred stock were issued and outstanding as of December 31, 2013. Our board of directors also has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of stockholders and may further dilute the book value of the shares of common stock.

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

ITEM 2. PROPERTIES

Our principal executive offices were located at 1585 North Skyline Drive, Idaho Falls, Idaho. We did not have a lease agreement for the new office space. The office space was owned by one of our directors. We occupied the office space at no charge to us and recorded the monthly rent expense as in-kind contribution of rent. Our current address is set forth on the cover page of this report.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board for years 2013 and 2012. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2013:
Fourth Quarter	$0.0100	$0.0100
Third Quarter	0.0100	0.0100
Second Quarter	0.0100	0.0200
First Quarter	0.0150	0.0200

2012:
Fourth Quarter	0.0150	0.0200
Third Quarter	0.0011	0.0060
Second Quarter	0.0011	0.0030
First Quarter	0.0030	0.0030

On December 31, 2013, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.010.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of December 31, 2013, we had approximately 820 stockholders.

Issuance of Common Stock to Directors

In March 2013, we issued 275,000 shares of common stock to each of our two outside directors (550,000 total shares) for their services valued at the fair value on the date of grant of $11,000. We also granted 450,000 shares of common stock to our employees and two consultants for their services at the fair value on the date of grant of $9,000.

These issuances were effected in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for transactions not involving a public offering. The recipients of the stock are our outside directors, who are accredited investors, and our employees. The securities were acquired for investment and bear a restrictive legend. The transactions were effected through direct communications between the recipients and our executive officers. No cash proceeds were received by us in this issuance, and no underwriter participated in the transactions.

Equity Compensation Plans

The following table provides information respecting our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by security holders	203,000	$0.10	7,791,000
Equity compensation plans not approved by security holders	--	--	--
Total	203,000	$0.10	7,791,000

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

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Our revenue was $122,319 and $252,361 for 2013 and 2012, respectively, representing a decrease of $130,042, or 52%, in 2013. The decrease in revenue in 2013 was due to as the death of our president who conducted the majority of the sales activities.

Cost of Revenue

Our cost of revenue was $43,428 and $34,832 for 2013 and 2012, respectively, representing an increase of $8,596, or 25%, in 2013. The gross margin percentage on revenue was 64% and 86% for 2013 and 2012, respectively. The decrease in the gross margin percentage for 2013 was due to the reduction in sales while keeping the same level of support available.

Although the net changes and percent changes for our revenues and our cost of revenue for 2013 and 2012 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses for our continuing operations, including noncash compensation expense, were $112,933 and $154,588 for 2013 and 2012, respectively, representing a decrease of $41,655, or 27%, in 2013. The decrease in our general and administrative expenses in 2013, as compared to 2012, reflects the decrease in overhead related to death of our president.

Professional fees expenses for our continuing operations, including noncash compensation expense, were $18,683 and $31,962 for 2013 and 2012, respectively, representing a decrease of $13,279, or 42%, in 2013. The decrease in our professional fees expenses from 2013, as compared to 2012, is a result of failing to maintain our periodic report filings with the SEC.

Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $5,527 and $33,088 for 2013 and 2012, respectively, representing a decrease of $27,561, or 83%, in 2013. The decrease in our selling and marketing expenses from 2013, as compared to 2012, reflects the reduction of staff caused by reduced operations in 2013.

Research and development expenses for our continuing operations, including noncash compensation expense, were $60,878 and $108,408 for 2013 and 2012, respectively, representing a decrease of $47,530, or 44%, in 2013. The decrease in research and development expenses in 2013, as compared to 2012, was a result of a reduction in staff in 2013.

Interest expense was $66,252 and $97,272 in 2013 and 2012, respectively, a decrease of $31,020, or 32%, in 2013. The decrease in interest expense from 2013, as compared to 2012, was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Gain on sale of fixed assets was $12,250 and $0 in 2013 and 2012, respectively. The increase in the gain on sale of fixed assets was due to the sale of the company vehicle in 2013.

Liquidity and Capital Resources

At December 31, 2013, our principal source of liquidity for our continuing operations consisted of $11,458 of cash, as compared to $857 of cash at December 31, 2012. In addition, our stockholders’ deficit was $1,375,974 at December 31, 2013, compared to stockholders’ deficit of $1,306,343 at December 31, 2012, an increase in the deficit of $69,631.

Our operations used net cash of $750 during 2013, as compared to using net cash of $54,226 during 2012. The $53,476 decrease in the net cash used in operating activities during 2013 primarily resulted from in-kind contributions of rent and salaries in 2013 compared to 2012.

Investing activities for our continuing operations provided $12,250 and $0 net cash in 2013 and 2012, respectively. The increase of net cash provided by investing activities was due to the sale of the company vehicle in 2013.

Financing activities for our operations used $899 net cash during 2013, compared to providing net cash of $36,474 during 2012. The decrease of $37,373 of net cash provided by financing activities was due to no new notes payable in 2013, as compared to 2012.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2013, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2013, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is for 2013 and disregards subsequent changes. See Item 1. Business–Subsequent Events. For information respecting our current directors and executive officers, see our Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

Name	Age	Title

Antoinette Knapp Hempstead	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer
Orville J. Hendrickson	89	Director and Member of Compensation Committee
Larry J. Ybarrondo	77	Director and Member of Compensation Committee

Antoinette Knapp Hempstead served as Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board, which she assumed upon the death of David W. Hempstead, and has been our Secretary/Treasurer and a director since our share-exchange transaction in 2006. Previously, Ms. Hempstead had served as the Chief Technology Officer, Vice President, Secretary, Treasurer, and a director of TetriDyn-Idaho. Ms. Hempstead administers all of our corporate and finance activities. Ms. Hempstead also directs our software development activities and coordinates product development with marketing and sales. Ms. Hempstead has 28 years of experience in management, finance, software management, and software development. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho. Ms. Hempstead provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

Orville J. Hendrickson became one of our directors upon consummation of our share-exchange transaction in 2006, having been a director of our subsidiary since July 2004. Mr. Hendrickson had served as a valued advisor to TetriDyn-Idaho from its inception in providing contacts and advice in legal, accounting, technical, and business areas. Mr. Hendrickson serves on our board’s compensation committee. He is a retired Lieutenant Colonel for the U.S. Air Force and spent three years teaching Mechanical Engineering at the University of Washington. Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the original Nuclear Construction ASME Stamp. Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity. Education: BS, Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington. Mr. Hendrickson was chosen to become a director principally due to his decades-long experience as an executive in managing enterprises with large long-term private and government contracts and his entrepreneurial skills in starting new businesses.

Larry J. Ybarrondo, Ph.D. became one of our directors upon consummation of our share-exchange transaction in 2006, having been a director of our subsidiary since July 2004. Dr. Ybarrondo serves on the board’s compensation committee. Dr. Ybarrondo founded and built SCIENTECH, Inc., a 1,200-person, national, high-technology engineering services company with offices in over 30 cities and six foreign countries. His work experience includes responsibility for operation of four nuclear reactor facilities, major advisory and programmatic roles for the U.S. Nuclear Regulatory Commission (NRC) and the U.S. Department of Energy (DOE), and a broad range of general management issues, including planning, facility design, construction, fabrication, and modification. Customer responsiveness, excellence in performance, safety, training, maintenance, and total quality management were strongly emphasized in Dr. Ybarrondo’s work. Dr. Ybarrondo has over 30 years’ experience in the technological, operational, and managerial aspects of nuclear reactor technology. His experience has included senior management positions with a national laboratory organization, consulting to prestigious groups, and strategic, tactical, and operational planning for a diverse set of large and nationally significant projects. Education:  Ph.D., Mechanical Engineering, Georgia Institute of Technology; MS, Mechanical Engineering, Northwestern University; BS, Mechanical Engineering, University of Detroit; Ten-Week Program for Senior Executives, Massachusetts Institute of Technology, Sloan Business School. We chose Mr. Ybarrondo to become a director principally because of his strong educational background in management, honed in decades of successful management of large technical enterprises and professional engineering service firms.

Unless a director dies, resigns, or is removed earlier, each director serves at least two years or until the next annual meeting of stockholders, provided that each director will serve until such director’s successor is elected and qualified.

Board of Directors’ Committees

Both Orville J. Hendrickson and Larry J. Ybarrondo were considered independent members of our board of directors under NASD Rule 4200(a)(15) during 2013.

Our compensation committee during 2013 was composed of Messrs. Hendrickson and Ybarrondo, our independent directors. Our board as a whole acted as the audit committee. Our board of directors had concluded that Mr. Hendrickson, an independent director, served as the audit committee financial expert. Our board of directors does not have a separate nominating committee. The entire board acted as the nominating committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2013 and 2012, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year. No executive officer earned more than $100,000 during the last fiscal year:

Summary Compensation
Name and Principal Position(1)	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David W. Hempstead	2013	16,667	--	--	--	--	--	--	16,667
PEO	2012	50,000	--	--	--	--	--	--	50,000
Antoinette Knapp Hempstead	2013	50,000	--	--	--	--	--	--	50,000
Deputy PEO/PEO	2012	50,000	--	--	--	--	--	--	50,000
_______________
(1)	Mr. Hempstead was the principal executive officer until his death on April 26, 2013, at which time Ms. Hempstead became principal executive officer.

Our employment agreements with Mr. Hempstead and Ms. Knapp Hempstead engage them as at-will employees whom we can terminate at any time, with or without cause. Both Mr. Hempstead and Ms. Knapp Hempstead have agreed to maintain the confidentiality of company information, assign to us all of their inventions during employment, and not compete with us for three years after their employment by us terminates for any reason. Their annual compensation is determined annually by the compensation committee. In March 2012, the compensation committee set the annual salaries for the chief executive officer and the deputy chief executive officer to be $50,000 and $50,000, respectively, through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2013, for any executive officer.

Directors’ Compensation

Directors who are employees are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent
Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	53.3%	12,279,111	8.6%
	Options	--	--	--	--
		12,279,111	53.3	12,279,111	8.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				134,979,111	92.6

Directors:
Antoinette Knapp Hempstead(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Options	--	--	--	--
		12,279,111	53.3	12,279,111	8.6

	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				135,439,111	92.6

Orville J. Hendrickson	Common Stock	563,383	2.4	563,383	*
	Options	100,000	*	100,000	*
		663,383	2.9	663,383	*

Larry J. Ybarrondo	Common Stock	879,020	3.8	879,020	*
	Options	100,000	*	100,000	*
		979,020	4.2	979,020	*
All Executive Officers and Directors as a Group (3 persons):	Common Stock	13,721,514	59.6	13,721,514	9.6
	Options	200,000	8.0	200,000	1.4
		13,921,514	62.8%	13,921,514	10.8%

	Series A Preferred Stock(2)	1,200,000	100.0%	120,000,000	83.9
				137,081,514	93.6%
__________________
*      Less than 1%.
(1)
Consists of 51,840 shares owned of record by Antoinette Knapp Hempstead; 12,227,271 shares owned of record by Sawtooth Meadows, LP, and 600,000 shares of Series A Preferred Stock owned by each of the David W. Hempstead estate and Antoinette Knapp Hempstead. Antoinette Knapp Hempstead is owner of, and controls, Sawtooth Meadows, LP, and as such, is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

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

Related-Party Loans

During 2010, we borrowed an aggregate of $150,000 in three separate $50,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes. The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $5,000 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013. Since the loans were not paid within 60 days, we are obligated to pay $15,000 for costs associated with securing the funds and accrued interest. The notes were not paid when due.

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

In-Kind Contribution of Rent

For the year ended December 31, 2013, no rent was paid for the occupied office space owned by one of our directors. In-kind contribution of rent of $1,450 per month, or $17,400 total, was recognized in the year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Liggett, Vogt & Webb, P.A., formerly Webb & Company, P.A., has served as our independent registered public accounting firm since year ended December 31, 2006, and the board has appointed Liggett, Vogt & Webb, P.A. to act in that capacity for the year ending December 31, 2014. We anticipate that representatives of Liggett, Vogt & Webb, P.A. will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended December 31, 2013, we were billed approximately $15,975 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2012, we were billed approximately $24,293 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2013 and 2012, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

Exhibit Number*	Title of Document	Location

10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010.

10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010.

10.10	Promissory Note dated December 22, 2010	Incorporated by reference from the current report on Form 8-K filed December 27, 2010.

10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011.

10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011.

10.13	Promissory Note dated June 3, 2011	Incorporated by reference from the current report on Form 8-K filed June 3, 2011.

10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011.
10.15	Promissory Note dated November 9, 2011	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011.
10.16	Promissory Note dated February 10, 2012	Incorporated by reference from the current report on Form 8-K filed February 16, 2012.

10.17	Promissory Note dated February 22, 2012	Incorporated by reference from the current report on Form 8-K filed February 28, 2012.

10.21	Promissory Note dated August 27, 2012	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed August 31, 2015.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Exhibit Number*	Title of Document	Location

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data
101	Interactive Data Files	This filing.
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

DECEMBER 31, 2013 and 2012

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc.

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc., as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the two years ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2013 of $173,132 and $750, respectively, and has a working capital deficiency and an accumulated deficit of $1,352,885 and $1,375,974, respectively at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants
Boynton Beach, Florida
August 27, 2015

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2013	2012
ASSETS
Current Assets
Cash		$ 11,458	$ 857
Accounts receivable		1,960	17,713
Prepaid expenses		-	1,403
Total Current Assets		13,418	19,973
Property and Equipment, net		2,701	8,329
Total Assets		$ 16,119	$ 28,302

LIABILITIES
Current Liabilities
Accounts payable		$ 448,438	$ 405,259
Accrued liabilities		315,310	293,744
Customer deposits		8,487	14,887
Notes payable, current portion		273,822	133,699
Convertible note payable to related party, current portion		320,246	150,000
Total Current Liabilities		1,366,303	997,589
Long-Term Liabilities
Notes payable, net of current portion		25,790	166,556
Convertible note payable to related party, net of current portion		-	170,500
Total Long-Term Liabilities		25,790	337,056
Total Liabilities		1,392,093	1,334,645

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	23,031,863 shares, respectively	24,032	23,032
Additional paid-in capital		3,001,752	2,899,251
Accumulated deficit		(4,402,958)	(4,229,826)
Total Stockholders' Deficit		(1,375,974)	(1,306,343)

Total Liabilities and Stockholders' Deficit		$ 16,119	$ 28,302

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012
Revenue	$ 122,319	$ 252,361
Cost of Revenue	43,428	34,832
Gross Profit	78,891	217,529
Operating Expenses
General and administrative	112,933	154,588
Professional fees	18,683	31,962
Selling and marketing	5,527	33,088
Research and development	60,878	108,408
Total Operating Expenses	198,021	328,046
Net Loss from Operations	(119,130)	(110,517)
Other Income(Expenses)
Gain on sale of fixed assets	12,250	-
Interest Expense	(66,252)	(97,272)
Total Other Expenses	(54,002)	(97,272)
Net Loss before Provision for Income Taxes	(173,132)	(207,789)
Provision for Income Taxes	-	-
Net Loss	$ (173,132)	$ (207,789)

Total Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	23,800,680	23,031,863

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2013 and December 31, 2012

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2011	1,200,000	$ 1,200	23,031,863	$ 23,032	$ 2,896,351	$ (4,022,037)	$ (1,101,454)
In kind contribution of rent	-	-	-	-	2,900	-	2,900
Net loss	-	-	-	-	-	(207,789)	(207,789)
Balance, December 31, 2012	1,200,000	1,200	23,031,863	23,032	2,899,251	(4,229,826)	(1,306,343)
Issuance for outside director
services, $0.02 per share,	-	-	550,000	550	10,450	-	11,000
Issuance for consultants' services,
$0.02 per share,	-	-	450,000	450	8,550	-	9,000
In kind contribution of rent	-	-	-	-	17,400	-	17,400
In kind contribution of salaries					66,101		66,101
Net loss	-	-	-	-	-	(173,132)	(173,132)
Balance, December 31, 2013	1,200,000	$ 1,200	24,031,863	$ 24,032	$ 3,001,752	$ (4,402,958)	$ (1,375,974)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net Profit(Loss)	$ (173,132)	$ (207,789)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	5,628	13,990
In-kind contribution of rent	17,400	2,900
In-kind contribution of executive salaries	66,101	-
Gain on sale of fixed asset	(12,250)	-
Common stock issued for services	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	15,754	(15,150)
Prepaid expenses	1,404	10,485
Accrued expenses	21,567	134,153
Accounts payable	43,178	16,961
Customer deposits	(6,400)	(9,776)
Net Cash Used in Operating Activities	(750)	(54,226)
Cash Flows from Investing Activities
Proceeds from sale of fixed asset	12,250	-
Net Cash Provided by Investing Activities	12,250	-
Cash Flows from Financing Activities
Proceeds from borrowing under related party convertible note payable	-	45,500
Principal payments on notes payable	(645)	(9,026)
Principal payments on related party convertible note payable	(254)	-
Net Cash Provided by (Used in) Financing Activities	(899)	36,474
Net Decrease in Cash	10,601	(17,752)
Cash at Beginning of Year	857	18,609
Cash at End of Year	$ 11,458	$ 857

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense and lines of credit	$ 29,674	$ 66,686

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Business Segments—The Company had only one business segment for the years ended December 31, 2013 and 2012.

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

Going Concern—The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $173,132 and used cash of $750 in operating activities for the year ended December 31, 2013. The Company had a working capital deficiency of $1,352,885 and a stockholders’ deficit of $1,375,974 as of December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of December 31, 2013 and 2012, 203,000 and 2,018,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of December 31, 2013 and 2012, 37,800,300 and 17,810,200, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

As the result of adoption of FASB ASC 505, the Company recognized $20,000 and no compensation during the years ended December 31, 2013, and December 31, 2012, respectively (see Note 8).

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
DECEMBER 31, 2013 AND 2012

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

Note 2—Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31
	2013	2012
Computer & office equipment	$51,587	$51,587
Company vehicle	-	33,981
Accumulated depreciation	(48,886)	(77,239)
	$2,701	$8,329

Depreciation expense during the years ended December 31, 2013 and 2012, was $5,628 and $13,990, respectively.

In September 2013, the Company sold its company vehicle for its Kelley Blue Book value to a related party. The vehicle had been fully depreciated at the time of the sale.

Note 3—Investments

As of December 31, 2013 and 2012, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of December 31, 2013 and 2012, as determined based on Level 3 inputs (see Note 11).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Note 4—Accounts Payable and Accrued Liabilities

As of December 31, 2013, the Company had $448,438 in accounts payable, $359,797 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 11).

As of December 31, 2013, the Company had $315,310 in accrued liabilities. The accrued liabilities also included $213,436 in unpaid salaries to two of its officers and approximately $42,000 due to related parties.

Note 5—Convertible Notes Payable to Related Parties

In 2010, the Company borrowed $150,000 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2013. Since the loans were not paid within 60 days, the Company is obligated to pay $15,000 for costs associated with securing the funds and accrued interest. The notes were not paid when due.

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

As of December 31, 2013, the Company had $320,246 in convertible notes payable due to related parties with $57,757 in accrued interest.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Note 6—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $8,164 through December 31, 2013.

As of December 31, 2013, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $52,571 in late payments, with an outstanding balance of $163,791 and accrued interest of $25,395 as of December 31, 2013. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of December 31, 2013, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $52,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $9,194 as of December 31, 2013. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Notes payable are summarized as follows:

	December 31,	December 31,
	2013	2012
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the Company’s
assets and shares of founders’ common stock	$85,821	$85,821
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	22,072	22,072
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	141,719	141,719
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000
Note payable to credit union, bearing interest at 6.29%, due
January 2013, guaranteed by two shareholders, secured
by certain asset	--	643
Total Notes Payable	$299,612	$300,255
Less: Current Portion	273,822	133,699
Long-Term Notes Payable	$25,790	$166,556

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Annual maturities of notes payable as of December 31, 2013, were as follows:

Years Ending December 31:
2014	$273,822
2015	25,790
2016	-
2017	-
2018	-
Thereafter	-
Total	$299,612

Note 7—Stockholders’ Deficit

Common Stock—As of December 31, 2012, the Company had 23,031,863 common shares issued and outstanding. No shares or options were granted in 2012.

In March 2013, the Company granted 275,000 shares of common stock to each of its outside directors (550,000 total shares) for their services valued at the fair value on the date of grant of $11,000. The Company also granted 450,000 shares of common stock to its employees and two consultants valued at the fair value on the date of grant of $9,000.

As of December 31, 2013, the Company had 24,031,863 common shares issued and outstanding. No options were granted during 2013.

A summary of the status of the Company’s stock options as of December 31, 2013, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	2,018,000
Expired	(15,000)	$0.10
Expired	(1,800,000)	$0.11
Outstanding at December 31, 2013	203,000
Exercisable at December 31, 2013	203,000
Weighted average exercise price of options granted to
employees in the year ended December 31, 2013	$ --

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Price	Dec. 31, 2013	Contractual Life	Exercise Price	Dec. 31, 2013	Exercise Price

$0.09	203,000	0.46	$0.09	203,000	$0.09
	203,000			203,000

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.01 for such day. The total intrinsic value of stock options exercised during fiscal years 2013 and 2012 was $0.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

A summary of the status of the Company’s stock options as of December 31, 2012, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	3,378,000
Expired	(1,360,000)	$0.10
Outstanding at December 31, 2012	2,018,000
Exercisable at December 31, 2012	2,018,000
Weighted average exercise price of options granted to
employees in the year ended December 31, 2012	$--

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Price	Dec. 31, 2012	Contractual Life	Exercise Price	Dec. 31, 2012	Exercise Price

$0.09	203,000	1.46	$0.09	203,000	$0.09
0.10	15,000	5.31	0.10	15,000	0.10
0.11	1,800,000	0.32	0.11	1,800,000	0.11
	2,018,000			2,018,000

Preferred Stock—On November 12, 2009, the Company’s compensation committee, consisting of two independent directors, authorized the issuance of 600,000 shares Series A Preferred Stock to each of the Company’s executives (1,200,000 total shares) at a total value of $53,455. Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20 of the dividends on common stock and in distributions on dissolution and liquidation.

No preferred shares or options were granted in 2012 or 2013.

In-Kind Contribution of Rent–For the months of November and December 2012 and the year ended December 31, 2013, no rent was paid for the occupied office space owned by one of the Company’s directors. In-kind contribution of rent of $1,450 per month, or $2,900 total in 2012 and $17,400 total in 2013, was recognized.

Note 8—Concentrations

Sales—The Company had three customers that represented 38%, 24%, and 18% of sales for the year ended December 31, 2013. The three customers were a regional hospital and two healthcare facilities that purchased services, hardware, and software from the Company. The Company had two customers that represented 54% and 11% of sales for the year ended December 31, 2012. The two customers were a regional hospital and a healthcare facility that purchased services, hardware, and software from the Company.

Accounts Receivable—The Company had only one account receivable for the year ended December 31, 2013, which was paid in full in January 2014. The Company had four accounts receivable for the year ended December 31, 2012, all of which were paid in full in February 2013. The receivables are not collateralized. To date, the Company has experienced minimal bad debts and has no allowance for doubtful accounts at December 31, 2013 and 2012.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Note 9—Income Taxes

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $3,089,190 that expire, if not used, from 2022 through 2033. The valuation allowance at December 31, 2013, was $1,254,638. The net change in the valuation allowance for the year ended December 31, 2013, was an increase of $27,096. The Company paid no income taxes during the years ended December 31, 2013 and 2012. Deferred tax assets and related valuation allowance were as follows at December 31, 2013 and 2012:

	December 31
	2013	2012
Accrued liabilities	$68,747	$53,518
Operating loss carryforwards	1,185,891	1,170,972
Depreciation	--	3,052
Total Deferred Income Tax Assets	1,254,638	1,227,542
Valuation allowance	(1,254,638)	(1,227,542)
Net Deferred Income Tax Asset	$--	$--

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

	For the Years Ended December 31
	2013	2012
Benefit at statutory rate (34%)	$(58,865)	$(70,648)
Nondeductible permanent differences	44,460	1,336
Change in valuation allowance	27,096	79,743
State tax benefit, net of federal tax	(8,691)	(10,431)
Benefit from Income Taxes	$--	$--

Note 10—Commitments and Contingencies

In March 2012, the compensation committee approved the continuation of officer salaries at the current annual rate of $50,000 for the chief executive officer and the deputy chief executive officer. These salaries will remain in effect until the board and compensation committee approve further modifications.

The officers voluntarily forfeited their salaries for the year ended December 31, 2013, and contributed the services in-kind.

Note 11—Subsequent Events

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Consolidation of Convertible Notes Payable to Related Parties—On March 19, 2015, the Company exchanged convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. See Note 5–Convertible Notes Payable to Related Parties.

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

Concurrently with the execution of the Investment Agreement, Antoinette Knapp Hempstead the estate of her late husband, David W. Hempstead (together, the “Hempsteads”), JPF, and Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by the Company and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by the Company to the Hempsteads with an outstanding principal balance of  $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to the Company for cancellation 1,200,000 shares of Series A Preferred Stock, which were cancelled. The Company has filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as directors of the Company to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned. See below.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Change of Office Location

In connection with the above transactions, in March 2015, the Company’s offices were relocated to the facilities of JPF at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where it shares offices with OTE at no charge to the Company.

2015 Convertible Note Payable to Related Party

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at their fair market value at the time of conversion. JPF is an investment entity that is majority-owned by Feakins, a director, chief executive officer, and chief financial officer of the Company.