Form 10-Q
period 2014-03-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of March 31, 2014, and for the three months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

This report is being filed in August 2015 in conjunction with our filing, at or about the same time, of our:

♦	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012;
♦	Annual Report on Form 10-K for the year ended December 31, 2012;
♦	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2013;
♦	Annual Report on Form 10-K for the year ended December 31, 2013;
♦	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2014;
♦	Annual Report on Form 10-K for the year ended December 31, 2014, and
♦	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

You should read all of the foregoing reports and may rely on the Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any Current Reports on Form 8-K for a description of current operations.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2014	2013
		(Unaudited)
ASSETS
Current Assets
Cash		$608	$11,458
Accounts receivable		-	1,960
Total Current Assets		608	13,418
Property and Equipment, net		1,758	2,701
Total Assets		$2,366	$16,119

LIABILITIES
Current Liabilities
Accounts payable		$440,291	$448,438
Accrued liabilities		324,932	315,310
Customer deposits		6,957	8,487
Notes payable, current portion		278,340	273,822
Convertible note payable to related party, current portion		320,246	320,246
Total Current Liabilities		1,370,766	1,366,303
Long-Term Liabilities
Notes payable, net of current portion		21,272	25,790
Total Long-Term Liabilities		21,272	25,790
Total Liabilities		$1,392,038	$1,392,093

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	24,031,863 shares, respectively	24,032	24,032
Additional paid-in capital		3,018,496	3,001,752
Accumulated deficit		(4,433,400)	(4,402,958)
Total Stockholders' Deficit		(1,389,672)	(1,375,974)

Total Liabilities and Stockholders' Deficit		$2,366	$16,119

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$4,280	$77,645
Cost of Revenue	3,099	26,150
Gross Profit	1,181	51,495
Operating Expenses
General and administrative	17,188	49,293
Professional fees	857	791
Selling and marketing	-	4,171
Research and development	341	26,297
Total Operating Expenses	18,386	80,552
Net Loss from Operations	(17,205)	(29,057)
Other Expenses
Interest Expense	(13,237)	(26,913)
Total Other Expenses	(13,237)	(26,913)
Net Loss from Operations before
Provision for Income Taxes	(30,442)	(55,970)
Provision for Income Taxes	-	-
Net Loss	(30,442)	(55,970)

Total Basic and Diluted Loss Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	23,107,132

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(30,442)	$(55,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	943	1,593
In-kind contribution of rent	4,350	4,350
In-kind contribution of executive salaries	12,394	24,788
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,960	6,820
Prepaid expenses	-	(1,574)
Accrued expenses	9,622	1,991
Accounts payable	(8,147)	4,701
Customer deposits	(1,530)	(2,090)
Net Cash Provided by (Used in) Operating Activities	(10,850)	4,609
Cash Flows from Financing Activities
Principal payments on notes payable	-	(645)
Principal payments on related party convertible note payable	-	(254)
Net Cash Used in Financing Activities	-	(899)
Net Increase (Decrease) in Cash	(10,850)	3,710
Cash at Beginning of Period	11,458	857
Cash at End of Period	$608	$4,567

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$3,519	$17,204

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, including the financial statements and notes thereto.

Note 2–Organization and Summary of Significant Accounting Policies

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments–The Company had only one business segment for the three months ended March 31, 2014 and 2013.

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

The Company had two customers that represented more than 10% of sales for the three-month period ended March 31, 2014, and two customers that represented more than 10% of sales for the three-month period ended March 31, 2013, as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Customer A	64%	--
Customer B	29%	--
Customer C	--	49%
Customer D	--	26%

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $30,442 and used $10,850 of cash in operating activities for the three months ended March 31, 2014. The Company had a working capital deficiency of $1,370,158 and a stockholders’ deficit of $1,389,672 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of March 31, 2014 and 2013, 200,000 and 2,018,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of March 31, 2014 and 2013, 38,280,700 and 16,012,300, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 4–Investments

As of March 31, 2014 and December 31, 2013, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of March 31, 2014 and December 31, 2013, as determined based on Level 3 inputs (see Note 10).

Note 5–Accounts Payable and Accrued Liabilities

As of March 31, 2014, the Company had $440,391 in accounts payable, $355,964 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of March 31, 2014, the Company had $324,932 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its officers.

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

As of March 31, 2014, the Company had $320,246 in convertible notes payable to related party with $62,561 in accrued interest.

Note 7–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $8,789 through March 31, 2014. The Company plans to work with the entity to arrange for an extension on the loan.

As of March 31, 2014, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $57,796 in late payments with an outstanding balance of $163,791 and accrued interest of $28,220 as of March 31, 2014. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2014, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $58,070 in late payments with an outstanding balance of $85,821 and accrued interest of $10,696 as of March 31, 2014. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8–Commitments and Contingencies

In March 2012, the compensation committee set the annual salary for the chief executive officer to be $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The chief executive officer voluntarily forfeited her salary for the three months ended March 31, 2014, and contributed the services in-kind.

Note 9–Stockholder’s Deficit

One officer voluntarily forfeited her salary for the three months ended March 31, 2014, and contributed the services in-kind.

For the three months ended March 31, 2014, no rent was paid for the occupied office space owned by one of the Company’s directors. In-kind contribution of rent of $1,450 per month, or $4,350 total, was recognized in the three months ended March 31, 2014.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

Our revenue was $4,280 for the three months ended March 31, 2014, compared to $77,645 for the three months ended March 31, 2013, representing a decrease of $73,365 or 94%, for the three-month period. The decrease in revenues was due to discontinuation of our services and software sales.

Cost of Revenue

Our cost of revenue was $3,099 for the three months ended March 31, 2014, compared to $26,150 for the three months ended March 31, 2013, representing a decrease of $23,051, or 88%, for the three-month period. The gross margin percentage on revenue was 28% for the three months ended March 31, 2014, and 66% for the three months ended March 31, 2013. The decrease in the gross margin percentage for the three months ended March 31, 2014, from the three months ended March 31, 2013, was due to the reduction in sales while keeping a certain level of support available.

Although the net changes and percent changes for our revenues and our cost of revenue for the three months ended March 31, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $17,188 for the three months ended March 31, 2014, compared to $49,293 for the three months ended March 31, 2013, representing a decrease of $32,105, or 65%, in 2014. The decrease in our general and administrative expenses for the three-month period ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects the discontinuation of our services and general operations during 2014.

Professional fees expenses were $857 for the three months ended March 31, 2014, compared to $791 for the three months ended March 31, 2013, representing an increase of $66, or 8%, for the three-month period. The increase in our professional fees expenses for the three-month period ended March 31, 2014, as compared to the three months ended March 31, 2013, was immaterial.

Selling and marketing expenses were $0 for the three months ended March 31, 2014, compared to $4,171 for the three months ended March 31, 2013, representing a decrease of $4,171, or 100%, for the three-month period. The decrease in our selling and marketing expenses for the three-month period ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects the discontinuation of our services and general operations during 2014.

Research and development expenses were $341 for the three months ended March 31, 2014, compared to $26,297 for the three months ended March 31, 2013, representing a decrease of $25,956, or 99%, for the three-month period. The decrease in research and development expenses for the three-month period ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects the discontinuation of our services and general operations during 2014.

Interest expense was $13,237 for the three months ended March 31, 2014, as compared to $26,913 for the three months ended March 31, 2013, representing a decrease of $13,676, or 51%, for the three-month period. The decrease in our interest expense was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Liquidity and Capital Resources

At March 31, 2014, our principal source of liquidity consisted of $608 of cash, as compared to $11,458 of cash at December 31, 2013. In addition, our stockholders’ deficit was $1,389,672 at March 31, 2014, compared to stockholders’ deficit of $1,375,974 at December 31, 2013, an increase in the deficit of $13,698.

Our operations used $10,850 of net cash during the three months ended March 31, 2014, as compared to the $4,609 of net cash provided by our operations during the three months ended March 31, 2013. The $15,459 increase in the net cash used by our operating activities was due to 2013 services being covered by stock.

Investing activities for the three months ended March 31, 2014 and 2013, used no net cash.

Financing activities for our operations used no net cash during the three months ended March 31, 2014, compared to using net cash of $899 during the three months ended March 31, 2013. The decrease of $899 of net cash used by financing activities was due to no loan payments being made in the three months ended March 31, 2014.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2013, consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2014, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

As of March 31, 2014, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $8,789 through March 31, 2014. We plan to work with the entity to arrange for an extension on the loan.

As of March 31, 2014, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $57,796 in late payments, with an outstanding balance of $163,791 and accrued interest of $28,220 as of March 31, 2014. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of March 31, 2014, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $58,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $10,696 as of March 31, 2014. This loan is secured by a junior lien on all our assets and shares of our founders’ common stock. We are working with this entity to bring the payments current as soon as funds are available.

During 2010 through March 2013, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $62,561 in accrued interest as of March 31, 2014. See Note 6–Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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