Form 10-Q
period 2014-06-30
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of June 30, 2014, and for the six months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

This report is being filed in August 2015 in conjunction with our filing, at or about the same time, of our:

w	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012;
w	Annual Report on Form 10-K for the year ended December 31, 2012;
w	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2013;
w	Annual Report on Form 10-K for the year ended December 31, 2013;
w	Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2014;
w	Annual Report on Form 10-K for the year ended December 31, 2014; and
w	Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

You should read all of the foregoing reports and may rely on the Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any Current Reports on Form 8-K for a description of current operations.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2014	2013
		(Unaudited)
ASSETS
Current Assets
Cash		$220	$11,458
Accounts receivable		-	1,960
Total Current Assets		220	13,418
Property and Equipment, net		-	2,701
Total Assets		$220	$16,119

LIABILITIES
Current Liabilities
Accounts payable		$444,633	$448,438
Accrued liabilities		334,659	315,310
Customer deposits		6,473	8,487
Notes payable, current portion		282,824	273,822
Convertible note payable to related party, current portion		320,246	320,246
Total Current Liabilities		1,388,835	1,366,303
Long-Term Liabilities
Notes payable, net of current portion		16,788	25,790
Total Long-Term Liabilities		16,788	25,790
Total Liabilities		1,405,623	1,392,093

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	24,031,863 shares, respectively	24,032	24,032
Additional paid-in capital		3,018,497	3,001,752
Accumulated deficit		(4,449,132)	(4,402,958)
Total Stockholders' Deficit		(1,405,403)	(1,375,974)

Total Liabilities and Stockholders' Deficit		$220	$16,119

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$691	$27,453	$4,971	$105,098
Cost of Revenue	-	4,817	3,099	30,967
Gross Profit	691	22,636	1,872	74,131
Operating Expenses
General and administrative	2,413	26,666	19,601	75,959
Professional fees	713	11,267	1,570	15,558
Selling and marketing	-	1,176	-	5,347
Research and development	-	19,860	341	46,157
Total Operating Expenses	3,126	58,969	21,512	143,021
Net Loss from Operations	(2,435)	(36,333)	(19,640)	(68,890)
Other Expenses
Interest Expense	(13,297)	(12,541)	(26,534)	(39,454)
Total Other Expenses	(13,297)	(12,541)	(26,534)	(39,454)
Net Loss before Provision for Income Taxes	(15,732)	(48,874)	(46,174)	(108,344)
Provision for Income Taxes	-	-	-	-
Net Loss	$(15,732)	$(48,874)	$(46,174)	$(108,344)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	24,031,863	24,031,863	23,569,497

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(46,174)	$(108,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,701	3,083
In-kind contribution of rent	4,350	8,700
In-kind contribution of executive salaries	12,394	41,313
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,960	11,873
Prepaid expenses	-	1,017
Accrued expenses	19,349	8,266
Accounts payable	(3,804)	19,747
Customer deposits	(2,014)	(5,010)
Net Cash Provided by (Used in) Operating Activities	(11,238)	645
Cash Flows from Financing Activities
Principal payments on notes payable	-	(645)
Principal payments on related party convertible note payable	-	(254)
Net Cash Used in Financing Activities	-	(899)
Net Decrease in Cash	(11,238)	(254)
Cash at Beginning of Period	11,458	857
Cash at End of Period	$220	$603

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$7,066	$22,083

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

Business Segments–The Company had only one business segment for the three and six months ended June 30, 2014 and 2013.

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

The Company had four customers that represented more than 10% of sales for either the three- or six-month periods ended June 30, 2014, and the Company had three customers that represented more than 10% of sales for either the three- or six-month periods ended June 30, 2013, as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Customer A	75%	10%	--	--
Customer B	--	26%	--	--
Customer C	24%	--	--	--
Customer D	--	60%	22%	12%
Customer E	--	--	33%	27%
Customer F	--	--	28%	27%

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $15,732 and $46,174 for the three and six months ended June 30, 2014, respectively. The Company used $11,238 of cash in operating activities for the six months ended June 30, 2014. The Company had a working capital deficiency of $1,388,615 and a stockholders’ deficit of $1,405,403 as of June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of June 30, 2014 and 2013, 0 and 2,018,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of June 30, 2014 and 2013, 38,761,100 and 32,024,600, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Effective January 1, 2006, the Company adopted the provisions of FASB ASC 505, Share-Based Payment, for its stock-based compensation plan. Under FASB ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service period, which is typically through the date the options or awards vest. The Company adopted FASB ASC 505 using the modified prospective method. Under this method, for all stock-based options and awards granted before January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of FASB ASC 505 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

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

Note 4–Investments

As of June 30, 2014 and December 31, 2013, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of June 30, 2014 and December 31, 2013, as determined based on Level 3 inputs (see Note 10).

Note 5–Accounts Payable and Accrued Liabilities

As of June 30, 2014, the Company had $444,633 in accounts payable, $354,974 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of June 30, 2014, the Company had $334,659 in accrued liabilities. The accrued liabilities included $213,436 that represents unpaid salaries, including accrued payroll taxes, for two of its officers.

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

As of June 30, 2014, the Company had $320,246 in convertible notes payable due to related parties with $67,365 in accrued interest.

Note 7–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $9,414 through June 30, 2014. The Company plans to work with the entity to arrange for an extension on the loan.

As of June 30, 2014, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $63,020 in late payments with an outstanding balance of $163,791 and accrued interest of $31,044 as of June 30, 2014. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2014, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $64,070 in late payments with an outstanding balance of $85,821 and accrued interest of $12,197 as of June 30, 2014. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8–Commitments and Contingencies

In March 2012, the compensation committee set the annual salary for the chief executive officer to be $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The chief executive officer voluntarily forfeited her salary for the six months ended June 30, 2014, and contributed the services in-kind.

Note 9–Stockholder’s Deficit

One officer voluntarily forfeited her six months of salary for the period ended June 30, 2014, and contributed the services in-kind.

The Company occupied office space owned by one of the Company’s directors for the three months ended March 31, 2014. No rent was paid for the occupied office space. In-kind contribution of rent of $1,450 per month, or $4,350 for the three months, was recognized in the six months ended June 30, 2014.

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

Reverse Split to Facilitate Merger. The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF's return of 24,031,863 shares issued under  the Investment Agreeemnt for cancellation immediately preceding the closing of the Merger, the Company does not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our revenue was $691 and $4,971 for the three and six months ended June 30, 2014, respectively, compared to $27,453 and $105,098 for the three and six months ended June 30, 2013, respectively, representing a decrease of $26,762, or 97%, and $100,127, or 95%, for the three- and six-month periods, respectively. The decrease in revenues was due to discontinuation of our services and software sales.

Cost of Revenue

Our cost of revenue was $0 and $3,099 for the three and six months ended June 30, 2014, respectively, compared to $4,817 and $30,967 for the three and six months ended June 30, 2013, respectively, representing a decrease of $4,817, or 100%, and $27,868, or 90%, for the three-and the six-month periods, respectively. The gross margin percentage on revenue was 100% and 38% for the three and six months ended June 30, 2014, respectively, and 82% and 71% for the three and six months ended June 30, 2013, respectively. The increase in the gross margin percentage for the three months ended June 30, 2014, from the three months ended June 30, 2013, was due to revenue from residual income that required no cost to support. The decrease in the gross margin percentage for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was due to the reduction in sales while keeping a certain level of support available during the first quarter.

Although the net changes and percent changes for our revenues and cost of revenue for the three and six months ended June 30, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses were $2,413 and $19,601 for the three and six months ended June 30, 2014, respectively, compared to $26,666 and $75,959 for the three and six months ended June 30, 2013, respectively, representing a decrease of $24,253, or 91%, and $56,358, or 74%, for the three- and six-month periods, respectively. The decrease in our general and administrative expenses reflects the discontinuation of our services and general operations during 2014.

Professional fees expenses were $713 and $1,570 for the three and six months ended June 30, 2014, respectively, compared to $11,267 and $15,558 for the three and six months ended June 30, 2013, respectively, representing a decrease of $10,559, or 94%, and $13,988, or 90%, for the three- and six-month period, respectively. The decrease in our three- and six-month professional fees expenses was a result of patent legal fees accrued in 2013 but not in 2014.

Selling and marketing expenses were $0 and $0 for the three and six months ended June 30, 2014, respectively, compared to $1,176 and $5,347 for the three and six months ended June 30, 2013, respectively, representing a decrease of $1,176, or 100%, and $5,347, or 100%, for the three- and six-month periods, respectively. The decrease in our selling and marketing expenses reflects the discontinuation of our services and general operations during 2014.

Research and development expenses were $0 and $341 for the three and six months ended June 30, 2014, respectively, compared to $19,860 and $46,157 for the three and six months ended June 30, 2013, respectively, representing a decrease of $19,860, or 100%, and $45,816, or 99%, for the three- and six-month periods, respectively. The decrease in our research and development expenses reflects the discontinuation of our services and general operations during 2014.

Interest expense was $13,297 and $26,534 for the three and six months ended June 30, 2014, respectively, as compared to $12,541 and $39,454 for the three and six months ended June 30, 2013, respectively, representing an increase of $756, or 6% for the three-month period and a decrease of $12,920, or 33%, for the six-month period. The increase in our interest expense for the three-month period was immaterial. The decrease in our interest expense for the six-month period was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Liquidity and Capital Resources

At June 30, 2014, our principal source of liquidity consisted of $220 of cash, as compared to $11,458 of cash at December 31, 2013. In addition, our stockholders’ deficit was $1,405,403 at June 30, 2014, compared to stockholders’ deficit of $1,375,974 at December 31, 2013, an increase in the deficit of $29,429.

Operations used $11,238 of net cash during the six months ended June 30, 2014, as compared to providing $645 of net cash during the six months ended June 30, 2013. The $11,883 increase in the net cash used in operations resulted primarily from 2013 services being covered by stock.

Financing activities for our operations used no net cash during the six months ended June 30, 2014, compared to using net cash of $899 during the six months ended June 30, 2013. The decrease of $899 of net cash used by financing activities was due to no loan payments being made in the six months ended June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2014, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

As of June 30, 2014, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $9,414 through June 30, 2014. We plan to work with the entity to arrange for an extension on the loan.

As of June 30, 2014, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $63,020 in late payments, with an outstanding balance of $163,791 and accrued interest of $31,044 as of June 30, 2014. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of June 30, 2014, we were delinquent in payments on a loan to a third economic development entity. We owed the second economic entity $64,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $12,197 as of June 30, 2014. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. We are working with this entity to bring the payments current as soon as funds are available.

During 2010 through June 2013, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $67,365 in accrued interest as of June 30, 2014. See Note 6–Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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