Form 10-Q
period 2014-09-30
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of September 30, 2014, and for the nine months then ended, without giving effect to the matters set forth in Note 10 under the caption “Subsequent Events.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2014	2013
		(Unaudited)
ASSETS
Current Assets
Cash		$44,056	$11,458
Accounts receivable		-	1,960
Total Current Assets		44,056	13,418
Property and Equipment, net		-	2,701
Total Assets		$44,056	$16,119

LIABILITIES
Current Liabilities
Accounts payable		$422,326	$448,438
Accrued liabilities		344,128	315,310
Customer deposits		5,063	8,487
Notes payable, current portion		299,612	273,822
Convertible note payable to related party, current portion		320,246	320,246
Total Current Liabilities		1,391,375	1,366,303
Long-Term Liabilities
Notes payable, net of current portion		-	25,790
Total Long-Term Liabilities		-	25,790
Total Liabilities		$1,391,375	$1,392,093

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	24,031,863 shares, respectively	24,032	24,032
Additional paid-in capital		3,018,496	3,001,752
Accumulated deficit		(4,391,047)	(4,402,958)
Total Stockholders' Deficit		(1,347,319)	(1,375,974)

Total Liabilities and Stockholders' Deficit		$44,056	$16,119

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$1,613	$9,183	$6,584	$114,281
Cost of Revenue	-	9,794	3,099	40,761
Gross Profit	1,613	(611)	3,485	73,520
Operating Expenses
General and administrative	(214)	19,253	19,387	95,212
Professional fees	5,525	1,179	7,095	16,737
Selling and marketing	-	135	-	5,482
Research and development	-	7,721	341	53,878
Total Operating Expenses	5,311	28,288	26,823	171,309
Net Loss from Operations	(3,698)	(28,899)	(23,338)	(97,789)
Other Income(Expenses)
Sale of Securities	75,000	-	75,000	-
Gain on sale of fixed assets	-	12,250	-	12,250
Interest Expense	(13,217)	(13,379)	(39,751)	(52,833)
Total Other Income(Expenses)	61,783	(1,129)	35,249	(40,583)
Net Profit(Loss) before Provision for Income Taxes	58,085	(30,028)	11,911	(138,372)
Provision for Income Taxes	-	-	-	-
Net Profit(Loss) before Provision for Income Taxes	$58,085	$(30,028)	$11,911	$(138,372)

Total Basic and Diluted Profit(Loss) Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	24,031,863	24,031,863	23,723,619

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net Profit (Loss)	$11,911	$(138,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,701	4,480
In-kind contribution of rent	4,350	13,050
In-kind contribution of executive salaries	12,394	53,707
Gain on sale of fixed asset	-	(12,250)
Gain on sale of security	(75,000)	-
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,960	13,893
Prepaid expenses	-	1,323
Accrued expenses	28,818	12,227
Accounts payable	(26,112)	26,524
Customer deposits	(3,424)	(5,835)
Net Cash Used in Operating Activities	(42,402)	(11,253)
Cash Flows from Investing Activities
Proceeds from sale of fixed asset	-	12,250
Proceeds from sale of securities	75,000	-
Net Cash Provided by Investing Activities	75,000	12,250
Cash Flows from Financing Activities
Principal payments on notes payable	-	(643)
Principal payments on related party convertible note payable	-	(254)
Net Cash Used in Financing Activities	-	(897)
Net Increase in Cash	32,598	100
Cash at Beginning of Period	11,458	857
Cash at End of Period	$44,056	$957

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$10,814	$25,993

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

Business Segments—The Company had only one business segment for the three and nine months ended September 30, 2014 and 2013.

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

The Company had two customers that represented more than 10% of sales for the three-month period ended September 30, 2014, and three customers that represented more than 10% of sales for the nine-month period ended September 30, 2014. The Company had two customers that represented more than 10% of sales for the three-month period ended September 30, 2013, and three customers that represented more than 10% of sales for the nine-month period ended September 30, 2013, as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Customer A	76%	15%	--	--
Customer B	24%	--	--	--
Customer C	--	25%	46%	--
Customer D	--	56%	42%	15%
Customer E	--	--	--	40%
Customer F	--	--	--	25%

Going Concern—The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company used cash of $42,402 in operating activities for the nine months ended September 30, 2014. The Company had a working capital deficiency of $1,347,319 and a stockholders’ deficit of $1,347,319 as of September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Profit (Loss) per Common Share—Basic and diluted net profit (loss) per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of September 30, 2014 and 2013, 0 and 203,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net profit (loss) per share. Additionally, as of September 30, 2014 and 2013, 39,241,400 and 37,322,500, respectively, of common share equivalents were excluded from the three and nine months net profit (loss) per share computation since the exercise/conversion price was greater than the average market price for those periods.

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

Note 4—Investments

The Company had a 39% minority interest in Southfork Solutions, Inc., a variable interest entity engaged in providing IT solutions to the livestock segment. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of December 31, 2013, as determined based on Level 3 inputs.

On August 26, 2014, the Company sold to Southfork Solutions, Inc., its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Note 5—Accounts Payable and Accrued Liabilities

As of September 30, 2014, the Company had $422,326 in accounts payable, $328,914 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 10).

As of September 30, 2014, the Company had $344,128 in accrued liabilities. The accrued liabilities included $213,436 that represents unpaid salaries (including accrued payroll taxes) for two of its officers.

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

As of September 30, 2014, the Company had $320,246 in convertible notes payable due to related parties with $72,168 in accrued interest.

Note 7—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $10,039 through September 30, 2014. The Company plans to work with the entity to arrange for an extension on the loan.

As of September 30, 2014, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $68,245 in late payments, with an outstanding balance of $163,791 and accrued interest of $33,869 as of September 30, 2014. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of September 30, 2014, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $70,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $13,699 as of September 30, 2014. This loan is secured by a junior lien on all the Company’s assets and shares of its founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 8—Commitments and Contingencies

In March 2012, the compensation committee set the annual salary for the chief executive officer to be $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The officer voluntarily forfeited her salary for the three months of salary earned as of September 30, 2014, and contributed the services in-kind.

Note 9—Stockholder’s Deficit

One officer voluntarily forfeited her salary for the nine months ended September 30, 2014, and contributed the services in-kind.

The Company occupied office space owned by one of the Company’s directors for the three months ended March 31, 2014. No rent was paid for the occupied office space. In-kind contribution of rent of $1,450 per month, or $4,350 for the three months, was recognized in the nine months ended September 30, 2014.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our revenue was $1,613 and $6,584 for the three and nine months ended September 30, 2014, respectively, compared to $9,183 and $114,281 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $7,570, or 82%, and $107,697, or 94%, for the three- and nine-month periods, respectively. The decrease in revenues was due to discontinuation of our services and software sales.

Cost of Revenue

Our cost of revenue was $0 and $3,099 for the three and nine months ended September 30, 2014, respectively, compared to $9,794 and $40,761 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $9,794, or 100%, and $37,662, or 92%, for the three- and nine-month periods, respectively. The gross margin percentage on revenue was 100% and 53% for the three and nine months ended September 30, 2014, respectively, and 54% and 68% for the three and nine months ended September 30, 2013, respectively. The increase in the gross margin percentage for the three months ended September 30, 2014, from the three months ended September 30, 2013, was due to revenue from residual income that required no cost to support. The decrease in the gross margin percentage for the nine months ended September 30, 2014, from the nine months ended September 30, 2013, was due to the reduction in sales while keeping a certain level of support available.

Although the net changes and percent changes for our revenues and cost of revenue for the three and nine months ended September 30, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses were ($214) and $19,387 for the three and nine months ended September 30, 2014, respectively, compared to $19,253 and $95,212 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $19,467, or 101%, and $75,825, or 80%, for the three- and nine-month periods, respectively. The credit for the three months ended September 30, 2014, was due to a refund for a previous year’s healthcare expenses. The decrease in our general and administrative expenses reflects the discontinuation of our services and general operations during 2014.

Professional fees expenses were $5,525 and $7,095 for the three and nine months ended September 30, 2014, respectively, compared to $1,179 and $16,737 for the three and nine months ended September 30, 2013, respectively, representing an increase of $4,346, or 369% for the three-month period and a decrease of $9,642, or 58%, for the nine-month period. The increase in our three-month professional fees expenses reflects additional legal fees associated with merger negotiations. The decrease in our nine-month professional fees expenses reflects patent legal fees accrued in 2013 but not in 2014.

Selling and marketing expenses were $0 for both the three and nine months ended September 30, 2014, compared to $135 and $5,482 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $135, or 100%, and $5,482, or 100%, for the three- and nine-month periods, respectively. The decrease in our selling and marketing expenses reflects the discontinuation of our services and general operations during 2014.

Research and development expenses were $0 and $341 for the three and nine months ended September 30, 2014, respectively, compared to $7,721 and $53,878 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $7,721, or 100%, and $53,537, or 99%, for the three- and nine-month periods, respectively. The decrease in our research and development expenses reflects the discontinuation of our services and general operations during 2014.

Interest expense was $13,217 and $39,751 for the three and nine months ended September 30, 2014, respectively, as compared to $13,379 and $52,833 for the three and nine months ended September 30, 2013, respectively, representing a decrease of $162, or 1%, and $13,082, or 25%, for the three- and nine-month periods, respectively. The decrease in our interest expense for the three-month period was immaterial. The decrease in our interest expense for the nine-month period was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Gain on sale of fixed assets was $0 for the three and nine months ended September 30, 2014, as compared to $12,250 for the three and nine months ended September 30, 2013. The decrease in the gain on sale of fixed assets was due to the sale of the company vehicle in 2013.

Gain on sale of securities was $75,000 for the three and nine months ended September 30, 2014, as compared to $0 for the three and nine months ended September 30, 2013. The increase in the gain on sale of securities resulted from the sale of the Southfork Solution’s securities for $75,000.

Liquidity and Capital Resources

At September 30, 2014, our principal source of liquidity consisted of $44,056 of cash, as compared to $11,458 of cash at December 31, 2013. In addition, our stockholders’ deficit was $1,347,319 at September 30, 2014, compared to stockholders’ deficit of $1,375,974 at December 31, 2013, a decrease in the deficit of $28,655.

Operations used $42,402 of net cash during the nine months ended September 30, 2014, as compared to using $11,253 of net cash during the nine months ended September 30, 2013. The $33,149 increase in the net cash used in operations during the first nine months of 2014 resulted from 2013 services being covered by stock and a reduction in accounts payable.

Investing activities for our continuing operations provided $75,000 of net cash during the nine months ended September 30, 2014, compared to providing $12,250 net cash during the nine months ended September 30, 2013. The increase of net cash provided by investing activities resulted from the sale of securities in 2014.

Financing activities for our continuing operations used no net cash during the nine months ended September 30, 2014, compared to using net cash of $897 during the nine months ended September 30, 2013. The decrease of $897 of net cash used in financing activities was due to no loan payments being made in the nine months ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2014, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

As of September 30, 2014, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $10,039 through September 30, 2014. We plan to work with the entity to arrange for an extension on the loan.

As of September 30, 2014, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $68,245 in late payments, with an outstanding balance of $163,791 and accrued interest of $33,869 as of September 30, 2014. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as funds are available.

As of September 30, 2014, we were delinquent in payments on a loan to a third economic development entity. We owed the second economic entity $70,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $13,699 as of September 30, 2014. This loan is secured by a junior lien on all our assets and shares of our founders’ common stock. We are working with this entity to bring the payments current as soon as funds are available.

During 2010 through November 2012, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $72,168 in accrued interest as of September 30, 2014. See Note 6—Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. See Note 10–Subsequent Events. This consolidated convertible note is currently held by another person who is an officer, director, and the beneficial owner of a controlling block of our common stock, with an outstanding balance of principal and accrued interest of $11,734, as of June 30, 2015.

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