Form 10-K
period 2014-12-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL INTRODUCTORY NOTE
August 2015

The following Annual Report on Form 10-K provides information as of December 31, 2014, and for the year then ended, without giving effect to the matters set forth in Item 1. Business under the caption “Subsequent Events.”

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

You should read all of the foregoing reports and may rely on this Annual Report on Form 10-K for the year ended December 31, 2014; the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and any Current Reports on Form 8-K for a description of current operations.

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

We provide business IT solutions primarily to the healthcare industry. We are expanding our service offerings into select other professional industries as we are able to commercialize product ideas for developing markets. During 2014, we attempted to expand marketing of our previous radio-frequency identification, or RFID, research and development to: address location tracking issues in the healthcare industry, including issues surrounding patient care; optimize business processes for healthcare providers; improve reporting of incidents; and increase revenues for provided services.

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

2014 Activities

As we continued to regroup following Mr. Hempstead’s death in 2013, we increased our efforts to obtain external assistance to advance commercialization of our Silver Key Solutions and ChargeCatcher products. We initiated substantive discussions with a firm that built and developed healthcare facilities in Idaho Falls, Boise, Omaha, and Reno, with an additional facility planned in Portland. Two of those facilities had been the beta-test sites for the Silver Key Solutions installation for over a year. We installed our hardware system at the facility and used our patented software products to generate billing reports to Medicare to obtain payment for work the nurses did with the patients, as detected and documented by Silver Key Solutions.

In mid-2014, we discussed with the operator of these facilities the possibility of it purchasing our company in order to facilitate installation of Silver Key Solutions and ChargeCatcher in all of its facilities and to fund large-scale commercial, widespread marketing of these products. These discussions continued over several months, but our legacy debt proved to be an insurmountable hurdle to proceeding with that transaction. The discussions about a possible transaction stalled and were eventually abandoned in late 2014.

During 2014, we also initiated discussions with Jeremy P. Feakins to provide management and entrepreneurial services, as well as new funding as a bridge to marketing our Silver Key Solutions and ChargeCatcher products on the East Coast. Mr. Feakins developed a possible entrée into this market with a residential healthcare provider. He proposed the installation of Silver Key Solutions and ChargeCatcher in the combined rehabilitation service, ancillary senior care services, and senior care facilities of that provider and its affiliates as a platform for third-party sales and installations. However, that provider required that we reorganize our legacy debt and bring current our periodic reports with the Securities and Exchange Commission.

As we focused our efforts to complete strategic relationships with long-term benefit, our own operations suffered. During 2014, we had revenue of $8,347 and paid research and development costs of $341. We were actively engaged in operations related to our core products, which consisted in large part of finding partners to continue the late-Mr. Hempstead’s vision for our success.

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

As 2013 began, we continued our contract to provide Silver Key Solutions to two Idaho rehabilitation facilities. After Mr. Hempstead’s death in 2013, we were unable to continue support for this product and removed the product from the facilities.

During 2014, we sought funding and strategic relationships with long-term benefit to continue operations related to our Silver Key Solutions products.

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

Research and Development

We incurred costs of $341 and $60,878 for research and development for our continuing operations during the years ended December 31, 2014 and 2013, respectively. In addition, we routinely completed customer-required engineering and related developmental activities in connection with the delivery of various customized products that indirectly support our research and development effort.

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

Employees

As of December 31, 2014, we had no employees.

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

The auditors’ report for the fiscal year ended December 31, 2014, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2014 and 2013, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 24,031,863 shares of common stock and 1,200,000 shares of preferred stock were issued and outstanding as of December 31, 2014. Our board of directors also has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of stockholders and may further dilute the book value of the shares of common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board for years 2014 and 2013. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High
2014:
Fourth Quarter	$0.010	$0.010
Third Quarter	0.010	0.010
Second Quarter	0.010	0.010
First Quarter	0.010	0.010

2013:
Fourth Quarter	$0.010	$0.010
Third Quarter	0.010	0.010
Second Quarter	0.010	0.020
First Quarter	0.015	0.020

On December 31, 2014, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.01.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of December 31, 2014, we had approximately 820 stockholders.

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

Equity Compensation Plans

We have no equity compensation plans under which our equity securities are authorized for issuance.

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

Revenues

Our revenue was $8,347 and $122,319 for 2014 and 2013, respectively, representing a decrease of $113,972, or 93%, in 2013. The decrease in revenue in 2014 was due to discontinuation of our services and software sales in 2014.

Cost of Revenue

Our cost of revenue was $3,099 and $43,428 for 2014 and 2013, respectively, representing a decrease of $40,329, or 93%, in 2014. The gross margin percentage on revenue was 63% and 64% for 2014 and 2013, respectively. The decrease in the gross margin percentage for 2014 was due to the reduction in sales while keeping a certain level of support available for the first three months of 2014.

Although the net changes and percent changes for our revenues and our cost of revenue for 2014 and 2013 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses for our continuing operations, including noncash compensation expense, were $19,387 and $112,933 for 2014 and 2013, respectively, representing a decrease of $93,546, or 83%, in 2014. The decrease in our general and administrative expenses in 2014, as compared to 2013, reflects the discontinuation of our services and general operations during 2014.

Professional fees expenses for our continuing operations, including noncash compensation expense, were $33,759 and $18,683 for 2014 and 2013, respectively, representing an increase of $15,076, or 81%, in 2014. The increase in our professional fees expenses from 2014, as compared to 2013, reflects additional legal fees associated with merger negotiations in 2014.

Selling and marketing expenses for our continuing operations, including noncash compensation expense, were $0 and $5,527 for 2014 and 2013, respectively, representing a decrease of $5,527, or 100%, in 2014. The decrease in our selling and marketing expenses from 2014, as compared to 2013, reflects the discontinuation of our services and general operations during 2014.

Research and development expenses for our continuing operations, including noncash compensation expense, were $341 and $60,878 for 2014 and 2013, respectively, representing a decrease of $60,537, or 99%, in 2014. The decrease in research and development expenses in 2014, as compared to 2013, reflects the discontinuation of our services and general operations during 2014.

Interest expense was $51,110 and $66,252 in 2014 and 2013, respectively, a decrease of $15,142, or 23%, in 2014. The decrease in interest expense from 2014, as compared to 2013, was due to fewer fees associated with credit cards that had balances forgiven with the death of our president since the credit cards were under his name.

Gain on sale of fixed assets was $0 and $12,250 in 2014 and 2013, respectively. The increase in the gain on sale of fixed assets was due to the sale of the company vehicle in 2013.

Gain on sale of securities was $75,000 and $0 in 2014 and 2013, respectively. The increase in the gain on sale of securities resulted from the sale of the Southfork Solution’s securities for $75,000.

Liquidity and Capital Resources

At December 31, 2014, our principal source of liquidity for our continuing operations consisted of $178 of cash, as compared to $11,458 of cash at December 31, 2013. In addition, our stockholders’ deficit was $1,383,579 at December 31, 2014, compared to stockholders’ deficit of $1,375,974 at December 31, 2013, an increase in the deficit of $7,605.

Our operations used net cash of $86,280 during 2014, as compared to using net cash of $750 during 2013. The $85,530 increase in the net cash used in our operating activities during 2014 primarily resulted from in-kind contributions of rent and salaries in 2013 compared to 2014 and reduction of accounts payable.

Investing activities for our continuing operations provided $75,000 and $12,250 net cash in 2014 and 2013, respectively. The increase of net cash provided by investing activities in 2014 resulted from the sale of securities in 2014.

Financing activities for our operations used no net cash during 2014, compared to using net cash of $899 during 2013. The decrease of $899 of net cash used in financing activities was due to no loan payments being made in 2014.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2014, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2014, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

As of December 31, 2014, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information is for 2014 and disregards subsequent changes. See Item 1. Business–Subsequent Events. For information respecting our current directors and executive officers, see our Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

Name	Age	Title

Antoinette Knapp Hempstead	50	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer
Orville J. Hendrickson	90	Director and Member of Compensation Committee
Larry J. Ybarrondo	78	Director and Member of Compensation Committee

Antoinette Knapp Hempstead served as Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board, which she assumed upon the death of David W. Hempstead, and has been our Secretary/Treasurer and a director since our share-exchange transaction in 2006. Previously, Ms. Hempstead had served as the Chief Technology Officer, Vice President, Secretary, Treasurer, and a director of our subsidiary. Ms. Hempstead administers all of our corporate and finance activities. Ms. Hempstead also directs our software development activities and coordinates product development with marketing and sales. Ms. Hempstead has 30 years of experience in management, finance, software management, and software development. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Education: MS, Computer Science, University of Idaho; BS, Applied Mathematics, University of Idaho. Ms. Hempstead provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting.

Orville J. Hendrickson became one of our directors upon consummation of our share-exchange transaction in 2006, having been a director of our subsidiary since July 2004. Mr. Hendrickson had served as a valued advisor to our subsidiary from its inception in providing contacts and advice in legal, accounting, technical, and business areas. Mr. Hendrickson serves on our board’s compensation committee. He is a retired Lieutenant Colonel for the U.S. Air Force and spent three years teaching Mechanical Engineering at the University of Washington. Mr. Hendrickson served for 38 years as Executive Vice President and 50% owner of Industrial Contractor, Inc., a specialty mechanical construction company that completed over $1 billion in today’s dollars of successful contracts and was the sixth company in America to receive the original Nuclear Construction ASME Stamp. Mr. Hendrickson continues to pursue new ventures by starting Productrade Insumos Organicos Occidente S de RL de CV, a Mexican enterprise, in which patented organic soil is developed, in addition to developing organic polymer that allows farmers to raise produce with 60% savings of the water required and with approximately 30% time savings from planting to maturity. Education: BS, Mechanical Engineering (with nine additional minors including Accounting and Mathematics), University of Washington. Mr. Hendrickson was chosen to become a director principally due to his decades-long experience as an executive in managing enterprises with large long-term private and government contracts and his entrepreneurial skills in starting new businesses.

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

Board of Directors’ Committees

Both Orville J. Hendrickson and Larry J. Ybarrondo were considered independent members of our board of directors under NASD Rule 4200(a)(15) during 2014.

Our compensation committee during 2014 was composed of Messrs. Hendrickson and Ybarrondo, our independent directors. Our board as a whole acted as the audit committee. Our board of directors had concluded that Mr. Hendrickson, an independent director, served as the audit committee financial expert. Our board of directors does not have a separate nominating committee. The entire board acted as the nominating committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2014 and 2013, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year. No executive officer earned more than $100,000 during the last fiscal year:

Summary Compensation
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Antoinette Knapp Hempstead	2014	12,500	--	--	--	--	--	--	12,500
PEO	2013	50,000	--	--	--	--	--	--	50,000

Our employment agreement with Ms. Hempstead engages her as an at-will employee whom we can terminate at any time, with or without cause. Ms. Hempstead has agreed to maintain the confidentiality of company information, assign to us all of her inventions during employment, and not compete with us for three years after her employment by us terminates for any reason. Her annual compensation is determined annually by the compensation committee. In March 2012, the compensation committee set the annual salary for the chief executive officer at $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution. Due to shortage of available cash, we paid Ms. Hempstead the amount reflected in the above table and accrued the balance due.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2014, for any executive officer.

Directors’ Compensation

Directors who are employees are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name of Person or Group	Nature of Ownership	Amount	Percent	Common Voting Equivalent	Percent
Principal Stockholders:
Sawtooth Meadows, LP(1)	Common Stock	12,279,111	53.3%	12,279,111	8.6%
	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				132,279,111	92.6

Directors:
Antoinette Knapp Hempstead(1)	Common Stock	12,279,111	53.3	12,279,111	8.6
	Series A Preferred Stock(2)	1,200,000	100.0	120,000,000	83.9
				132,279,111	92.6

Orville J. Hendrickson	Common Stock	563,383	2.4	563,383	*

Larry J. Ybarrondo	Common Stock	879,020	3.8	879,020	*

All Executive Officers and Directors as a Group (3 persons):	Common Stock	13,721,514	59.6	13,721,514	9.6
	Series A Preferred Stock(2)	1,200,000	100.0%	120,000,000	83.9
				133,721,514	93.6%

______________________
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

During 2011, we borrowed an aggregate of $125,000 in five separate $25,000 loans to obtain additional working capital from two of our officers and directors, repayable pursuant to convertible promissory notes. The terms of each note are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay $2,500 for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, we are obligated to pay $12,500 for costs associated with securing the funds. The notes were not paid when due.

During 2012, we borrowed $45,500 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, we are obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into our common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, we are obligated to pay $4,550 for costs associated with securing the funds. The notes were not paid when due.

In-Kind Contribution of Rent

For the year ended December 31, 2014, no rent was paid for the occupied office space owned by one of our directors. In-kind contribution of rent of $1,450 per month, or $4,350 total, was recognized in the year ended December 31, 2014, for the three months that the space was occupied.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Liggett, Vogt & Webb, P.A., formerly Webb & Company, P.A., has served as our independent registered public accounting firm since year ended December 31, 2006, and the board has appointed Liggett, Vogt & Webb, P.A. to act in that capacity for the year ending December 31, 2015. We anticipate that representatives of Liggett, Vogt & Webb, P.A. will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended December 31, 2014, we were billed approximately $7,118 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2013, we were billed approximately $15,975 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2014 and 2013, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.03	Employment Agreement between TetriDyn Solutions, Inc. and David W. Hempstead dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

Number*	Title of Document	Location

10.04	Employment Agreement between TetriDyn Solutions, Inc. and Antoinette R. Knapp dated January 21, 2006**	Incorporated by reference from the current report on Form 8-K filed March 28, 2006.

10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.08	Promissory Note dated June 1, 2010	Incorporated by reference from the current report on Form 8-K filed June 2, 2010.

10.09	Promissory Note dated August 12, 2010	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed August 16, 2010.

10.10	Promissory Note dated December 22, 2010	Incorporated by reference from the current report on Form 8-K filed December 27, 2010.

10.11	Promissory Note dated February 19, 2011	Incorporated by reference from the current report on Form 8-K filed February 25, 2011.

10.12	Promissory Note dated May 4, 2011	Incorporated by reference from the current report on Form 8-K filed May 6, 2011.

10.13	Promissory Note dated June 3, 2011	Incorporated by reference from the current report on Form 8-K filed June 3, 2011.

10.14	Promissory Note dated July 28, 2011	Incorporated by reference from the current report on Form 8-K filed August 2, 2011.

10.15	Promissory Note dated November 9, 2011	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed November 14, 2011.

10.16	Promissory Note dated February 10, 2012	Incorporated by reference from the current report on Form 8-K filed February 16, 2012.

10.17	Promissory Note dated February 22, 2012	Incorporated by reference from the current report on Form 8-K filed February 28, 2012.

10.21	Promissory Note dated August 27, 2012	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed August 31, 2015.

31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data
101	Interactive Data Files	This filing.
_____________
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

DECEMBER 31, 2014 and 2013

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TetriDyn Solutions, Inc.

We have audited the accompanying consolidated balance sheets of TetriDyn Solutions, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of TetriDyn Solutions, Inc., as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the two years ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used by operations in 2014 of $24,349 and $86,280, respectively, and has a working capital deficiency and an accumulated deficit of $1,383,579 and $1,383,579, respectively at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants
Boynton Beach, Florida
August 27, 2015

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2014	2013
ASSETS
Current Assets
Cash		$178	$11,458
Accounts receivable		-	1,960
Total Current Assets		178	13,418
Property and Equipment, net		-	2,701
Total Assets		$178	$16,119

LIABILITIES
Current Liabilities
Accounts payable		$406,705	$448,438
Accrued liabilities		353,749	315,310
Customer deposits		3,445	8,487
Notes payable, current portion		299,612	273,822
Convertible note payable to related party, current portion		320,246	320,246
Total Current Liabilities		1,383,757	1,366,303
Long-Term Liabilities
Notes payable, net of current portion		-	25,790
Convertible note payable to related party, net of current portion		-	-
Total Long-Term Liabilities		-	25,790
Total Liabilities		$1,383,757	$1,392,093

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	1,200,000 shares and
	1,200,000 shares, respectively	1,200	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	24,031,863 shares and
	24,031,863 shares, respectively	24,032	24,032
Additional paid-in capital		3,018,496	3,001,752
Accumulated deficit		(4,427,307)	(4,402,958)
Total Stockholders' Deficit		(1,383,579)	(1,375,974)

Total Liabilities and Stockholders' Deficit		$178	$16,119

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Revenue	$8,347	$122,319
Cost of Revenue	3,099	43,428
Gross Profit	5,248	78,891
Operating Expenses
General and administrative	19,387	112,933
Professional fees	33,759	18,683
Selling and marketing	-	5,527
Research and development	341	60,878
Total Operating Expenses	53,487	198,021
Net Loss from Operations	(48,239)	(119,130)
Other Income (Expenses)
Sale of Securities	75,000	-
Gain on sale of fixed assets	-	12,250
Interest Expense	(51,110)	(66,252)
Total Other Income (Expenses)	23,890	(54,002)
Net Loss before Provision for Income Taxes	(24,349)	(173,132)
Provision for Income Taxes	-	-
Net Loss	$(24,349)	$(173,132)

Total Basic and Diluted Loss Per Common Share	$-	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	24,031,863	23,800,680

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2014 and December 31, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	1,200,000	$1,200	23,031,863	$23,032	$2,899,251	$(4,229,826)	$(1,306,343)
Issuance for outside director
services, $0.02 per share	-	-	550,000	550	10,450	-	11,000
Issuance for consultants' services,
$0.02 per share	-	-	450,000	450	8,550	-	9,000
In kind contribution of rent	-	-	-	-	17,400	-	17,400
In kind contribution of salaries					66,101		66,101
Net loss	-	-	-	-	-	(173,132)	(173,132)
Balance, December 31, 2013	1,200,000	1,200	24,031,863	24,032	3,001,752	(4,402,958)	(1,375,974)
In kind contribution of rent	-	-	-	-	4,350	-	4,350
In kind contribution of salaries					12,394		12,394
Net loss	-	-	-	-	-	(24,349)	(24,349)
Balance, December 31, 2014	1,200,000	$1,200	24,031,863	$24,032	$3,018,496	$(4,427,307)	$(1,383,579)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(24,349)	$(173,132)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	2,701	5,628
In-kind contribution of rent	4,350	17,400
In-kind contribution of executive salaries	12,394	66,101
Gain on sale of fixed asset	-	(12,250)
Gain on sale of securities	(75,000)	-
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,960	15,754
Prepaid expenses	-	1,404
Accrued expenses	38,439	21,567
Accounts payable	(41,733)	43,178
Customer deposits	(5,042)	(6,400)
Net Cash Provided by(Used in) Operating Activities	(86,280)	(750)
Cash Flows from Investing Activities
Proceeds from sale of securities	75,000
Proceeds from sale of fixed asset	-	12,250
Net Cash Provided by Investing Activities	75,000	12,250
Cash Flows from Financing Activities
Principal payments on notes payable	-	(645)
Principal payments on related party convertible note payable	-	(254)
Net Cash Used in Financing Activities	-	(899)
Net Increase(Decrease) in Cash	(11,280)	(10,601)
Cash at Beginning of Year	11,458	857
Cash at End of Year	$178	$11,458

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$12,554	$29,674

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Business Segments—The Company had only one business segment for the years ended December 31, 2014 and 2013.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Going Concern—The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $24,349 and used cash of $86,280 in operating activities for the year ended December 31, 2014. The Company had a working capital deficiency of $1,383,579 and a stockholders’ deficit of $1,383,579 as of December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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
DECEMBER 31, 2014 AND 2013

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

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of December 31, 2014 and 2013, 0 and 203,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of December 31, 2014 and 2013, 39,721,800 and 37,800,300, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

As the result of adoption of FASB ASC 505, the Company recognized $0 and $20,000 in stock-based compensation during the years ended December 31, 2014 and 2013, respectively (see Note 7).

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Note 2—Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31
	2014	2013
Computer & office equipment	$-	$51,587
Accumulated depreciation	-	(48,886)
	$-	$2,701

Depreciation expense during the years ended December 31, 2014 and 2013, was $2,701 and $5,628, respectively.

Note 3—Investments

As of December 31, 2013, the Company had an approximately 40% minority interest in an entity that is developing electronic livestock tracking systems. The Company has no management or financial control over this entity and therefore accounted for the investment using the cost method. The value of the investment was $0 as of December 31, 2013, as determined based on Level 3 inputs.

On August 26, 2014, the Company sold to Southfork Solutions, Inc., its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Note 4—Accounts Payable and Accrued Liabilities

As of December 31, 2014, the Company had $406,705 in accounts payable, $293,024 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company's current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 11).

As of December 31, 2014, the Company had $353,749 in accrued liabilities. The accrued liabilities also included $213,436 in unpaid salaries to two of its officers and approximately $42,000 due to related parties.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

In 2011, the Company borrowed $125,000 in five separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, the Company is obligated to pay $12,500 for costs associated with securing the funds. The notes were not paid when due.

In 2012, the Company borrowed $45,500 in three separate loans from two of its officers and directors, repayable pursuant to various convertible promissory notes. The terms of the notes are as follows: (a) no interest will accrue if the note is repaid within 60 days; (b) if the note is not repaid within 60 days, the Company is obligated to pay 10% for costs associated with securing the funds; (c) if the loan is repaid within one year, no annual interest rate will be charged; however, if the loan is not repaid within one year, the note will accrue interest at 6% per annum, beginning on the one-year anniversary date of the note; (d) the lenders are authorized to convert part or all of the note balance and accrued interest, if any, into the Company’s common stock at its fair value at any time while the note is outstanding; and (e) the loan’s due date for full repayment is December 31, 2014. Since the loans were not paid within 60 days, the Company is obligated to pay $4,500 for costs associated with securing the funds. The notes were not paid when due.

As of December 31, 2014, the Company had $320,246 in convertible notes payable due to related parties with $76,972 in accrued interest.

Note 6—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $10,664 through December 31, 2014.

As of December 31, 2014, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $36,694 as of December 31, 2014. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of December 31, 2014, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $76,070 in late payments with an outstanding balance of $85,821 and accrued interest of $15,201 as of December 31, 2014. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Notes payable are summarized as follows:

	December 31,	December 31,
	2014	2013
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the Company’s
assets and shares of founders’ common stock	$85,821	$85,821
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	22,072	22,072
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	141,719	141,719
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000
Total Notes Payable	$299,612	$299,612
Less: Current Portion	299,612	273,822
Long-Term Notes Payable	$--	$25,790

Note 7—Stockholders’ Deficit

Common Stock—As of January 1, 2013, the Company had 23,031,863 common shares issued and outstanding. In March 2013, the Company granted 275,000 shares of common stock to each of its outside directors (550,000 total shares) for their services valued at the fair value on the date of grant of $11,000. The Company also granted 450,000 shares of common stock to its employees and two consultants valued at the fair value on the date of grant of $9,000. As of December 31, 2013, the Company had 24,031,863 common shares issued and outstanding. No options were granted during 2013.

As of December 31, 2014, the Company had 24,031,863 common shares issued and outstanding. No shares or options were granted during 2014.

A summary of the status of the Company’s stock options as of December 31, 2014, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	203,000
Expired	(203,000)	$0.09
Outstanding at December 31, 2014	--
Exercisable at December 31, 2014	--
Weighted average exercise price of options granted to
employees in the year ended December 31, 2014	$--

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.01 for such day. The total intrinsic value of stock options exercised during fiscal years 2014 and 2013 was $0.

A summary of the status of the Company’s stock options as of December 31, 2013, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	2,018,000
Expired	(15,000)	$0.10
Expired	(1,800,000)	$0.11
Outstanding at December 31, 2013	203,000
Exercisable at December 31, 2013	203,000
Weighted average exercise price of options granted to
employees in the year ended December 31, 2013	$--

Exercise Price	Number Outstanding at Dec. 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at Dec. 31, 2013	Weighted Average Exercise Price

$0.09	203,000	0.46	$0.09	203,000	$0.09
	203,000			203,000

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

No preferred shares or options were granted in 2013 or 2014.

In-Kind Contribution of Rent—For the year ended December 31, 2013, and the three months ended March 31, 2014, no rent was paid for the occupied office space owned by one of the Company’s directors. In-kind contribution of rent of $1,450 per month, or $17,400 total in 2013 and $4,350 total in 2014, was recognized.

Note 8—Concentrations

Sales—The Company had three customers that represented 54%, 24%, and 18% of sales for the year ended December 31, 2014. The three customers were two healthcare facilities that purchased services, hardware, and software from the Company, and a claims company that paid the Company residual commissions. The Company had three customers that represented 38%, 24%, and 18% of sales for the year ended December 31, 2013. The three customers were a regional hospital and two healthcare facilities that purchased services, hardware, and software from the Company.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

Accounts Receivable—The Company had no accounts receivable for the year ended December 31, 2014. The Company had only one account receivable for the year ended December 31, 2013, which was paid in full in January 2014. The receivables are not collateralized. To date, the Company has experienced minimal bad debts and has no allowance for doubtful accounts at December 31, 2014 and 2013.

Note 9—Income Taxes

As of December 31, 2014, the Company has net operating loss carryforwards of approximately $3,007,775 that expire, if not used, from 2022 through 2034. The valuation allowance at December 31, 2014, was $1,257,638. The net change in the valuation allowance for the year ended December 31, 2014, was an increase of $2,968. The Company paid no income taxes during the years ended December 31, 2014 and 2013. Deferred tax assets and related valuation allowance were as follows at December 31, 2014 and 2013:

	December 31
	2014	2013
Accrued liabilities	$83,972	$68,747
Operating loss carryforwards	1,173,634	1,185,891
Total Deferred Income Tax Assets	1,257,606	1,254,638
Valuation allowance	(1,257,606)	(1,254,638)
Net Deferred Income Tax Asset	$--	$--

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

	For the Years Ended December 31
	2014	2013
Benefit at statutory rate (34%)	$(8,279)	$(58,865)
Nondeductible permanent differences	6,533	40,460
Change in valuation allowance	2,968	27,096
State tax benefit, net of federal tax	(1,222)	(8,691)
Benefit from Income Taxes	$--	$--

Note 10—Commitments and Contingencies

In March 2012, the compensation committee set the annual salary for the chief executive officer to be $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution.

The chief executive officer voluntarily forfeited her salary for the year ended December 31, 2014, and contributed the services in-kind.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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