Form 10-Q
period 2015-03-31
TETRIDYN SOLUTIONS INC
filed 2015-08-31
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

SPECIAL INTRODUCTORY NOTE
August 2015

The following Quarterly Report on Form 10-Q provides information as of March 31, 2015, and for the nine months then ended, without giving effect to the matters set forth in Note 9 under the caption “Subsequent Events.”

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

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2015	2014
		(Unaudited)
ASSETS
Current Assets
Cash		$91,417	$178
Total Current Assets		91,417	178
Total Assets		$91,417	$178

LIABILITIES
Current Liabilities
Accounts payable		$446,920	$406,705
Accrued liabilities		286,707	353,749
Customer deposits		1,890	3,445
Notes payable, current portion		299,612	299,612
Convertible note payable to related party, current portion		394,380	320,246
Total Current Liabilities		1,429,509	1,383,757
Total Liabilities		$1,429,509	$1,383,757

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and 1,200,000
	shares, respectively	-	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	53,404,140 shares and
	24,031,863 shares, respectively	53,404	24,032
Additional paid-in capital		3,090,324	3,018,496
Accumulated deficit		(4,481,820)	(4,427,307)
Total Stockholders' Deficit		(1,338,092)	(1,383,579)

Total Liabilities and Stockholders' Deficit		$91,417	$178

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenue	$1,690	$4,280
Cost of Revenue	-	3,099
Gross Profit	1,690	1,181
Operating Expenses
General and administrative	8,895	17,188
Professional fees	35,510	857
Research and development	-	341
Total Operating Expenses	44,405	18,386
Net Loss from Operations	(42,715)	(17,205)
Other Expenses
Interest Expense	(11,798)	(13,237)
Total Other Expenses	(11,798)	(13,237)
Net Loss from Operations before
Provision for Income Taxes	(54,513)	(30,442)
Provision for Income Taxes	-	-
Net Loss	(54,513)	(30,442)

Total Basic and Diluted Loss Per Common Share	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	30,348,482	24,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(54,513)	$(30,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	943
In-kind contribution of rent	-	4,350
In-kind contribution of executive salaries	-	12,394
Changes in operating assets and liabilities:
Accounts receivable	-	1,960
Accrued expenses	7,092	9,622
Accounts payable	40,215	(8,147)
Customer deposits	(1,555)	(1,530)
Net Cash Used in Operating Activities	(8,761)	(10,850)
Cash Flows from Financing Activities
Proceeds from sale of common stock	100,000	-
Net Cash Provided by Investing Activities	100,000	-
Net Increase (Decrease) in Cash	91,239	(10,850)
Cash at Beginning of Period	178	11,458
Cash at End of Period	$91,417	$608

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$4,703	$3,519

Noncash Transactions:
Convertible note payable issued in exchange for existing convertible notes payable	$394,380	$-
Cancellation of preferred stock	$1,200	$-
See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1–Nature of Business and Basis of Presentation

Nature of Business–TetriDyn Solutions, Inc. (the “Company”), specializes in providing business information technology (IT) solutions to its customers. The Company optimizes business and IT processes by utilizing systems engineering methodologies, strategic planning, and system integration to add efficiency and value to its customers’ business processes and to help its customers identify critical success factors in their business.

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, including the financial statements and notes thereto.

Note 2–Organization and Summary of Significant Accounting Policies

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments–The Company had only one business segment for the three months ended March 31, 2015 and 2014.

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

The Company had one customer that represented more than 10% of sales for the three-month period ended March 31, 2015, and two customers that represented more than 10% of sales for the three-month period ended March 31, 2014, as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Customer A	100%	--
Customer B	--	64%
Customer C	--	29%

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $54,513 and used $8,761 of cash in operating activities for the three months ended March 31, 2015. The Company had a working capital deficiency of $1,338,092 and a stockholders’ deficit of $1,338,092 as of March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes–The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s recent equity raises and possibly past restructuring events have resulted in the occurrence of a triggering event as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could limit the use of the Company’s net operating loss carryforwards. The Company has yet to undertake a study to quantify any limitations on the use of its net operating loss carryforwards.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of March 31, 2015 and 2014, 0 and 200,000, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of March 31, 2015 and 2014, 15,856,613 and 38,280,700, respectively, of common share equivalents for convertible note payables and 1,033,585 and 0 shares, respectively, issuable upon exercise of a warrant were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 4–Accounts Payable and Accrued Liabilities

As of March 31, 2015, the Company had $446,920 in accounts payable, $291,965 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 9).

As of March 31, 2015, the Company had $286,707 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its officers, which were assigned by the officers to JPF Venture Group, Inc. (“JPF”), pursuant to an Investment Agreement dated March 12, 2015 (see Note 7).

Note 5–Convertible Notes Payable to Related Parties

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

On March 19, 2015, the Company exchanged the above convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. On March 23, 2015, the officers and directors holding this consolidated note assigned it to JPF pursuant to the Investment Agreement. See Note 8. As of March 31, 2015, this consolidated convertible note had a principal balance of $394,380, plus accrued but unpaid interest of $7,642.

Note 6–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $11,289 through March 31, 2015. The Company plans to work with the entity to arrange for an extension on the loan.

As of March 31, 2015, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments, with an outstanding balance of $163,791 and accrued interest of $39,519 as of March 31, 2015. Both loans were guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2015, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $82,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $16,703 as of March 31, 2015. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7–Commitments and Contingencies

On March 23, 2015, the Company entered into an Agreement and Plan of Merger dated March 12, 2015 (the “Merger Agreement”) with Ocean Thermal Energy (“OTE”). Before entering into this agreement, there was no material relationship between the Company and its affiliates and OTE and its affiliates.

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

Reverse Split to Facilitate Merger. The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF’s return of 24,031,863 shares issued under the Investment Agreement for cancellation immediately preceding the closing of the Merger as discussed below, the Company does not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

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

Note 8–Stockholder’s Deficit

Investment Agreement—On March 23, 2015, the Company entered into an Investment Agreement dated March 12, 2015, with JPF and Antoinette Knapp Hempstead and the estate of her late husband, David W. Hempstead (together, the “Hempsteads”). Before entering into this agreement, there was no material relationship between the Company and its affiliates and JPF and its affiliates.

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

JPF’s investment is being used principally to initiate and pursue an updated technical and commercialization review of the Company’s intellectual properties with a view toward possible broadened marketing introduction and, in general, advance the Company’s business activities and to bring its regulatory filings current. The terms of the Investment Agreement provide that, if the Merger with OTE is consummated, 100% of the JPF Stock will be cancelled and returned to the status of authorized and unissued shares. The purpose of this intended cancellation is to ensure that the Company’s current shareholders (excluding JPF) retain a 5% interest in the post-Merger company. If the Merger is not consummated, the JPF Stock will remain outstanding, and JPF will maintain its position as a 55% stockholder in the Company.

Concurrently with the execution of the Investment Agreement, the Hempsteads, JPF, and Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by the Company and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by the Company to the Hempsteads with an outstanding principal balance of $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to the Company for cancellation 1,200,000 shares of Series A Preferred Stock.

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as directors of the Company to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned.

Preferred Stock—Pursuant to the Investment Agreement, 1,200,000 shares of Series A Preferred Stock were cancelled. The Company has filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

In-Kind Contribution—The Company had minimal operations during the three months ended March 31, 2015, other than the investment on March 23, 2015. The value of any services contributed by management during the quarter is deemed immaterial.

Note 9–Subsequent Events

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

Our revenue was $1,690 for the three months ended March 31, 2015, compared to $4,280 for the three months ended March 31, 2014, representing a decrease of $2,590 or 61%, for the three-month period. The decrease in revenues was due to discontinuation of our services and software sales.

Cost of Revenue

Our cost of revenue was $0 for the three months ended March 31, 2015, compared to $3,099 for the three months ended March 31, 2014, representing a decrease of $3,099, or 100%, for the three-month period. The gross margin percentage on revenue was 100% for the three months ended March 31, 2015, and 28% for the three months ended March 31, 2014. The increase in the gross margin percentage for the three months ended March 31, 2015, from the three months ended March 31, 2014, was due to the revenue coming from residual income that required no cost to support.

Although the net changes and percent changes for our revenues and cost of revenue for the three months ended March 31, 2015 and 2014, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $8,895 for the three months ended March 31, 2015, compared to $17,188 for the three months ended March 31, 2014, representing a decrease of $8,293, or 48%, in 2015. The decrease in our general and administrative expenses for the three-month period ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects the discontinuation of our services and general operations.

Professional fees expenses were $35,510 for the three months ended March 31, 2015, compared to $857 for the three months ended March 31, 2014, representing an increase of $34,653, or 4,044%, for the three-month period. The increase in our professional fees expenses for the three-month period ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects additional legal fees associated with merger negotiations.

Research and development expenses were $0 for the three months ended March 31, 2015, compared to $341 for the three months ended March 31, 2014, representing a decrease of $341, or 100%, for the three-month period. The decrease in research and development expenses for the three-month period ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects the discontinuation of our services and general operations during 2014.

Interest expense was $11,798 for the three months ended March 31, 2015, as compared to $13,237 for the three months ended March 31, 2014, representing a decrease of $1,439, or 11%, for the three-month period. The decrease in the interest expense was due to the reduction of credit card balances in 2015.

Liquidity and Capital Resources

At March 31, 2015, our principal source of liquidity consisted of $91,417 of cash, as compared to $178 of cash at December 31, 2014. In addition, our stockholders’ deficit was $1,338,092 at March 31, 2015, compared to stockholders’ deficit of $1,383,579 at December 31, 2014, a decrease in the deficit of $45,487.

Our operations used net cash of $8,761 during the three months ended March 31, 2015, as compared to using net cash of $10,850 during the three months ended March 31, 2014. The $2,089 decrease in the net cash used in our operating activities was primarily due to in-kind contributions in 2015.

Investing activities for the three months ended March 31, 2015 and 2014, used no net cash.

Financing activities provided cash of $100,000 and $0 for our operations during the three months ended March 31, 2015 and 2014, respectively, due to common stock sold for cash in 2015.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2014, consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2015, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

As of March 31, 2015, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2015, we entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”), and Antoinette Knapp Hempstead and the estate of her late husband, David W. Hempstead (together, the “Hempsteads”). Before entering into this agreement, there was no material relationship between us, the Hempsteads, and our respective affiliates, on the one hand, and JPF and its affiliates, on the other.

Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of our common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of our common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, the Chairman and Chief Executive Officer of Ocean Thermal Energy (“OTE”). The JPF Stock represents a 55% ownership interest by JPF in our common stock, without giving effect to the issuance of additional shares of our common stock on the conversion of outstanding convertible notes.

JPF’s investment is being used principally to initiate and pursue an updated technical and commercialization review of our intellectual properties with a view toward possible broadened marketing introduction and, in general, advance our business activities and to bring our regulatory filings current. The terms of the Investment Agreement provide that, if the Merger with OTE is consummated (as discussed in Note 7), 100% of the JPF Stock will be cancelled and returned to the status of authorized and unissued shares. The purpose of this intended cancellation is to ensure that our current shareholders (excluding JPF) retain a 5% interest in the post-Merger company. If the Merger is not consummated, the JPF Stock will remain outstanding, and JPF will maintain its position as a 55% stockholder of our common stock.

These securities were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. JPF was an “accredited investor” as defined in Rule 501(a) of Regulation D. JPF confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $11,289 through March 31, 2015.

As of March 31, 2015, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $39,519 as of March 31, 2015. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.

As of March 31, 2015, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $82,070 in late payments with an outstanding balance of $85,821 and accrued interest of $16,703 as of March 31, 2015. This loan is secured by a junior lien on all our assets and shares of founders’ common stock.

During 2010 through March 2013, we borrowed an aggregate of $320,246 pursuant to convertible notes payable to related parties, which had $81,776 in accrued interest as of March 31, 2015. See Note 5–Convertible Notes Payable to Related Parties. On March 19, 2015, we exchanged the above outstanding convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 principal amount consolidated convertible note dated December 31, 2014. On March 23, 2015, the officers and directors holding this consolidated note assigned it to JPF pursuant to the Investment Agreement. As of June 30, 2015, this consolidated convertible note had a principal balance of $394,380, plus accrued but unpaid interest of $7,642.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.04	Certificate of Withdrawal of Certificate of Designation	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

Item 10	Material Contracts
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.19	Investment Agreement between and among TetriDyn Solutions, Inc., Antoinette Knapp Hempstead, on behalf of herself and the estate of her late husband, David W. Hempstead, and JPF Venture Group, Inc.	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.20	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

Item 17	Correspondence on Departure of Director
17.01	Resignation Letter of Larry J. Ybarrondo	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

17.02	Resignation Letter of Orville J. Hendrickson	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

Item 101	Interactive Data
101	Interactive Data files	Attached
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