Form 10-Q
period 2015-06-30
TETRIDYN SOLUTIONS INC
filed 2015-10-02
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 18, 2015, issuer had 53,404,140 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2015	2014
		(Unaudited)
ASSETS
Current Assets
Cash		$6,417	$178
Total Current Assets		6,417	178
Total Assets		$6,417	$178

LIABILITIES
Current Liabilities
Accounts payable		$416,564	$406,705
Accrued liabilities		293,539	353,749
Customer deposits		-	3,445
Notes payable		299,612	299,612
Convertible note payable to related party		394,380	320,246
Total Current Liabilities		1,404,095	1,383,757
Total Liabilities		$1,404,095	$1,383,757

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and 1,200,000
	shares, respectively	-	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	53,404,140 shares and
	24,031,863 shares, respectively	53,404	24,032
Additional paid-in capital		3,090,324	3,018,496
Accumulated deficit		(4,541,406)	(4,427,307)
Total Stockholders' Deficit		(1,397,678)	(1,383,579)

Total Liabilities and Stockholders' Deficit		$6,417	$178

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$2,073	$691	$3,763	$4,971
Cost of Revenue	40	-	40	3,099
Gross Profit	2,033	691	3,723	1,872
Operating Expenses
General and administrative	17,435	2,413	26,330	19,601
Professional fees	33,300	713	68,810	1,570
Research and development	-	-	-	341
Total Operating Expenses	50,735	3,126	95,140	21,512
Net Loss from Operations	(48,702)	(2,435)	(91,417)	(19,640)
Other Expenses
Interest Expense	(10,884)	(13,297)	(22,682)	(26,534)
Total Other Expenses	(10,884)	(13,297)	(22,682)	(26,534)
Net Loss from Operations before
Provision for Income Taxes	(59,586)	(15,732)	(114,099)	(46,174)
Provision for Income Taxes	-	-	-	-
Net Loss	$(59,586)	$(15,732)	$(114,099)	$(46,174)

Total Basic and Diluted Loss Per Common Share	$-	$-	$-	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,404,140	24,031,863	41,882,418	24,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(114,099)	$(46,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,701
In-kind contribution of rent	-	4,350
In-kind contribution of executive salaries	-	12,394
Changes in operating assets and liabilities:
Accounts receivable	-	1,960
Accrued expenses	13,924	19,349
Accounts payable	9,859	(3,804)
Customer deposits	(3,445)	(2,014)
Net Cash Used in Operating Activities	(93,761)	(11,238)
Cash Flows from Financing Activities
Proceeds from sale of common stock	100,000	-
Net Cash Provided by Investing Activities	100,000	-
Net Increase (Decrease) in Cash	6,239	(11,238)
Cash at Beginning of Period	178	11,458
Cash at End of Period	$6,417	$220
	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$3,789	$7,066

Noncash Transactions:
Convertible note payable issued in exchange for existing convertible notes payable	$394,380	$-
Cancellation of preferred stock	$1,200	$-

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1–Nature of Business and Basis of Presentation

Nature of Business–TetriDyn Solutions, Inc. (the “Company”), optimizes business and information technology (IT) processes by using systems engineering methodologies, strategic planning, and system integration to develop radio-frequency identification products to address location tracking issues in the healthcare industry, including issues surrounding patient care; optimization of business processes for healthcare providers; improved reporting of incidents; and increased revenues for provided services.

Prior to 2015, as the Company’s own marketing efforts were constrained by shortages of capital and management resources, it sought to obtain management and entrepreneurial services as well as new external funding as a bridge to marketing its Silver Key Solutions and ChargeCatcher products to both domestic and international markets. This led to a March 2015 investment by an unrelated firm that purchased a controlling block of the Company’s common stock and assumed management control of the Company to advance its marketing efforts. The Company is pursuing marketing with a residential healthcare provider that is exploring the installation of Silver Key Solutions and ChargeCatcher in its combined rehabilitation services, ancillary senior care services, senior care facilities, and other affiliates as a platform for third-party sales and installations. This provider recently agreed it will carry out a beta trial of the Silver Key product line, including a peer review.

During 2015, the Company also focused on completing a possible acquisition of Ocean Thermal Energy Corporation, a Delaware corporation (“OTE”), which is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. See Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

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

Business Segments–The Company had only one business segment for the three and six months ended June 30, 2015 and 2014.

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

Revenue Recognition–Revenue from software licenses, related installation, and support services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and collectability is reasonably assured. Amounts received from customers before these criteria being met are deferred. Revenue from the sale of software is recognized when delivered to the customer or upon installation of the software if an installation contract exists. Revenue from post-contract support service is recognized as the service is provided, which is determined on an hourly basis. The Company recognizes the revenue received for unused support hours under support service contracts that have had no support activity after two years. Revenue applicable to multiple-element fee arrangements is divided among the software, the installation, and post-contract support service contracts using vendor-specific objective evidence of fair value, as evidenced by the prices charged when the software and the services are sold as separate products or arrangements.

The Company had four and five customers that represented more than 10% of sales for the three- and six-month period ended June 30, 2015, respectively, and four customers that represented more than 10% of sales for either the three- or six-month period ended June 30, 2014, as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Customer A	32%	25%	75%	10%
Customer B	27%	18%	--	26%
Customer C	20%	15%	24%	--
Customer D	17%	12%	--	60%
Customer E	--	11%	--	--

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $59,586 and $114,099 for the three and six months ended June 30, 2015, respectively. The Company used $93,761 of cash in operating activities for the six months ended June 30, 2015. The Company had a working capital deficiency of $1,397,678 and a stockholders’ deficit of $1,397,678 as of June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by ASC 260, Earnings Per Share. As of June 30, 2015 and 2014, 0 and 0, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of June 30, 2015 and 2014, 15,954,938 and 38,761,100, respectively, of common share equivalents for convertible note payables and 1,033,585 and 0 shares, respectively, issuable upon exercise of a warrant were antidilutive and not used in the calculation of diluted net loss per share.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 505, Share-Based Payment. Emerging Issues Task Force, or EITF, Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, defines the measurement date and recognition period for such instruments. In general, the measurement date is when either: (a) a performance commitment, as defined, is reached; or (b) the earlier of: (i) the nonemployee performance is complete; or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the EITF.

Effective January 1, 2006, the Company adopted the provisions of ASC 505 for its stock-based compensation plan. Under ASC 505, all employee stock-based compensation will be measured at the grant date, based on the fair value of the option or award, and will be recognized as an expense over the requisite service period, which is typically through the date the options or awards vest. Furthermore, compensation costs will also be recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the provisions of ASC 505 for pro forma and disclosure purposes.

Note 3–Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. This ASU, which would apply to any entity that enters into contracts to provide goods or services, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on the Company’s results of operations, cash flows, or financial condition.

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

Note 4–Accounts Payable and Accrued Liabilities

As of June 30, 2015, the Company had $416,564 in accounts payable, $261,609 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company agreed to reimburse the former chief executive officer and the current president for these liabilities (see Note 9).

As of June 30, 2015, the Company had $293,539 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its officers, which were assigned by the officers to JPF Venture Group, Inc. (“JPF”), pursuant to an Investment Agreement dated March 12, 2015 (see Note 8).

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

On March 19, 2015, the Company exchanged the above convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. On March 23, 2015, the officers and directors holding this consolidated note assigned it to JPF pursuant to the Investment Agreement. See Note 8. As of June 30, 2015, this consolidated convertible note had a principal balance of $394,380, plus accrued but unpaid interest of $12,509.

On June 23, 2015, the Company agreed to borrow $50,000 from its principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, a director, chief executive officer, and chief financial officer of the Company. This loan was not funded until July 2015, so there is no outstanding balance at June 30, 2015.

Note 6–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $11,908 through June 30, 2015. The Company plans to work with the entity to arrange for an extension on the loan.

As of June 30, 2015, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments, with an outstanding balance of $163,791 and accrued interest of $35,766 as of June 30, 2015. Both loans were guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2015, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $88,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $19,018 as of June 30, 2015. This loan is secured by a junior lien on all the Company’s assets and shares of the founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7–Commitments and Contingencies

On March 23, 2015, the Company entered into an Agreement and Plan of Merger dated March 12, 2015 (the “Merger Agreement”) with OTE. Before entering into this agreement, there was no material relationship between the Company and its affiliates and OTE and its affiliates.

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer. Per the agreement, the Company rents space through February 28, 2016. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement is $7,500 for the six months ended June 30, 2015.

Merger Terms—Under the terms of the Merger Agreement, the Company would acquire OTE (the “Merger”) as follows: (i) the Company would organize a wholly owned subsidiary that would merge with and into OTE, with OTE continuing as the surviving corporation and as a wholly owned subsidiary of the Company; and (ii) each share of OTE common stock outstanding or issuable on the conversion of outstanding notes and exercise of warrants (other than shares owned by stockholders who dissent to the transaction) immediately before the Merger, would be converted into the right to receive one newly issued share of the Company’s common stock in accordance with the terms and conditions of the Merger Agreement.

Conditions to Completion of Merger—The completion of the Merger would constitute the offer and sale of the Company’s securities to the stockholders of OTE, which can only be effected if a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is effective or an exemption from registration is available. The Company has determined to seek an exemption from registration under the Securities Act by meeting the requirements of Section 3(a)(10) of this statute, which exempts from registration securities issued when the terms and conditions of such issuance are approved, after hearing upon the fairness of the terms and conditions meeting certain requirements by, among others, a duly authorized administrative agency. In an effort to meet these requirements, the Company has filed an application for a fairness hearing to be held pursuant to the provisions of Section 25142 of the California Securities Law (the “Fairness Hearing”) so that the issuance of the securities to complete the Merger will be exempt from the registration requirements of the Securities Act pursuant to the exemption provided by Section 3(a)(10) of the Securities Act.

The California application for a Fairness Hearing is now pending. The Fairness Hearing and permitting application are significant and quite technical, and the determination of whether the Merger will meet the California fairness requirements will be subject to the discretion of the hearing officer. No assurance can be given as to whether or not the hearing will result in the denial of the application, an adjustment of the terms of the Merger, the issuance of a permit meeting the conditions of Securities Act Section 3(a)(10) exemption, or other action.

If California issues a permit availing the Company of the exemption under Securities Act Section 3(a)(10) and the other conditions to closing the Merger are met, the Merger will be completed promptly thereafter. If California does not issue the permit or the other Merger conditions are not satisfied: (i) the Merger Agreement will terminate; (ii) the Company and OTE will remain as separate companies; and (iii) JPF will continue as the 55% controlling stockholder of the Company as it seeks to advance commercialization of its technologies and pursue other opportunities.

Completion of the Merger is also conditioned on the continuing accuracy of the representations and warranties of the respective parties to the Merger Agreement, the satisfaction of certain conditions, and other covenants, many of which may be waived by either party.

Reverse Split to Facilitate Merger—The Company currently has an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. With 24.0 million shares outstanding immediately preceding the Merger, after giving effect to JPF’s return of 24,031,863 shares issued under the Investment Agreement for cancellation immediately preceding the closing of the Merger as discussed below, the Company would not have a sufficient number of authorized but unissued shares to convey 95% ownership of its stock to the OTE stockholders as agreed to complete the Merger, which would require the issuance of 369.9 million shares at closing and the reservation of about 86.7 shares for issuance on the conversion of outstanding notes and the exercise of outstanding warrants. Accordingly, immediately preceding the Merger, the Company will effect a 1-for-4.6972 reverse-stock-split of its common stock (the “Reverse Split”) by filing an amendment to its articles of incorporation with the Nevada Secretary of State. This amendment will also increase the Company’s authorized common stock to 200,000,000 shares.

As a result of the Reverse Split, the Company will pay each record holder of less than 4.6972 shares of the Company’s common stock immediately before the Reverse Split (the “Minority Stockholders”) cash in the amount of $0.03 per share of the Company’s common stock, without interest (which amount includes a 20% premium over the fair market value of $0.025 per share as of March 3, 2015, as determined by the Company’s board of directors), for each share of the Company’s common stock held immediately before the Reverse Split, and the Minority Stockholders will no longer be stockholders of the Company. Each record holder of 4.6972 or more shares of the Company’s common stock immediately before the Reverse Split will own approximately one-fifth of the number of shares of the Company’s common stock held by such stockholder immediately before the Reverse Split.

Post-Merger Business of OTE and the Company—OTE is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. OTE’s Sea Water Air Conditioning (“SWAC”) technology takes advantage of the difference between cold deep water and warmer surface water to produce hydrothermal energy without requiring fossil fuels. OTE has recently broken ground on a SWAC project at the upscale Baha Mar Resort in the Bahamas. This project, believed to be the first large-scale seawater air conditioning system in the Bahamas, is scheduled to be completed and in service in 2016.

OTE is interested in the commercial potential of proprietary technologies being developed by the Company as opportunities for future business diversification. Further, OTE recognizes that the Company’s status as a company that is subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), may enhance its access to the capital markets to fund future projects.

After the Merger, the combined enterprise intends to continue opportunistically to develop the lines of business of both the Company and OTE as commercial opportunities are identified for one, the other, or both, after considering funding availability, potential financial returns, and related risks.

Ownership of the Company Following the Merger and Reverse Split—As a result of the Investment Agreement as discussed below, JPF now owns 55% of Company’s common stock and is a principal creditor of the Company.

If the Merger is completed, the JPF Stock (as defined below) purchased pursuant to the Investment Agreement will be returned to the Company and cancelled, and the former OTE stockholders will own 95% of the Company’s outstanding common stock (after giving effect to the exercise of OTE warrants and the conversion of OTE notes). The pre-Merger company shareholders will have a 5% interest in the post-Merger company, without giving effect to the conversion of the June 23, 2015, convertible note issued to JPF, and the officers and directors of OTE will be the officers and directors of the post-Merger company. JPF will also continue to be a principal creditor of the Company.

Note 8–Stockholder’s Deficit

Investment Agreement—On March 23, 2015, the Company entered into an Investment Agreement dated March 12, 2015, with JPF and Antoinette Knapp Hempstead and the estate of her late husband, David W. Hempstead (together, the “Hempsteads”). Before entering into this agreement, there was no material relationship between the Company and its affiliates, on the one hand, and JPF and its affiliates, on the other.

Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of the Company’s common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of the Company’s common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, the Chairman and Chief Executive Officer of OTE. The JPF Stock represents a 55% ownership interest by JPF in the Company, without giving effect to the issuance of additional shares of the Company’s common stock on the conversion of outstanding convertible notes.

JPF’s investment is being used principally to initiate and pursue an updated technical and commercialization review of the Company’s intellectual properties with a view toward possible broadened marketing introduction and, in general, to advance the Company’s business activities and to bring its regulatory filings current. The terms of the Investment Agreement provide that, if the Merger with OTE is consummated, 100% of the JPF Stock will be cancelled and returned to the status of authorized and unissued shares. The purpose of this intended cancellation is to ensure that the Company’s current shareholders (excluding JPF) retain a 5% interest in the post-Merger company. If the Merger is not consummated, the JPF Stock will remain outstanding, and JPF will maintain its position as a 55% stockholder in the Company.

Concurrently with the execution of the Investment Agreement, the Hempsteads, JPF, and Jeremy P. Feakins entered into an agreement whereby, among other things: (i) JPF agreed to execute supplemental guarantees for the Hempsteads in connection with certain debt obligations to economic development entities owed by the Company and guaranteed by the Hempsteads; (ii) the Hempsteads transferred to JPF the consolidated convertible note payable by the Company to the Hempsteads with an outstanding principal balance of $394,380 as of December 31, 2014, together with accrued and unpaid payroll of $213,436, for a total of $607,816; and (iii) the Hempsteads returned to the Company for cancellation 1,200,000 shares of Series A Preferred Stock.

As required by the Investment Agreement, two designees of JPF, Jeremy P. Feakins and Peter Wolfson, were appointed as directors of the Company to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned.

Preferred Stock—Pursuant to the Investment Agreement, 1,200,000 shares of Series A Preferred Stock were cancelled. The Company has filed a Certificate of Withdrawal of Certificate of Designation for the preferred stock with the Nevada Secretary of State.

In-Kind Contribution—The Company had minimal operations during the three and six months ended June 30, 2015, other than the investment on March 23, 2015. The value of any services contributed by management during this period is deemed immaterial.

Note 9–Subsequent Events

Credit Card Obligations

The Company was responsible for reimbursing Dave Hempstead, its chief executive officer, principal financial officer, and director, for personal credit card account expenditures on its behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead’s death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead’s surviving spouse, who in turn advised the Company on July 15, 2015, that she will not seek reimbursement from the Company unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations has expired.

Convertible Note Payable to Related Party

The Company received the $50,000 from JPF referred to in Note 5 subsequent to June 30, 2015.

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

Overview

We seek to optimize business and IT processes by using systems engineering methodologies, strategic development, and integration to develop radio-frequency identification products to address location tracking issues in the healthcare industry, including issues surrounding patient care; optimization of business processes for healthcare providers; improved reporting of incidents; and increased revenues for provided services.

Prior to 2015, as our own marketing efforts were constrained by shortages of capital and management resources, we sought to obtain management and entrepreneurial services as well as new external funding as a bridge to marketing our Silver Key Solutions and ChargeCatcher products on the East Coast. This led to a March 2015 investment by an unrelated firm that purchased a controlling block of our common stock and assumed our management control to advance our marketing efforts. We are pursuing a possible entrée into this East Coast market with a residential healthcare provider that is exploring the installation of Silver Key Solutions and ChargeCatcher in its combined rehabilitation services, ancillary senior care services, senior care facilities, and other affiliates as a platform for third-party sales and installations. This provider recently initiated a limited beta test of Silver Key Solutions.

During 2015, we also focused on completing a possible acquisition of OTE, which is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. See Current Report on Form 8-K filed June 8, 2015, which is incorporated herein by reference.

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

In accordance with ASC 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products to be sold, leased, or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. Internally generated, capitalizable software development costs have not been material to date. We have charged our software development costs to research and development expense in our statements of operations.

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

Results of Operations

Comparison of Three- and Six-Month Periods Ended June 30, 2015 and 2014

Revenues

Revenue changes for the three and six months ended June 30, 2015 and 2014, were not materially different. Our revenue was $2,073 and $3,763 for the three and six months ended June 30, 2015, respectively, compared to $691 and $4,971 for the three and six months ended June 30, 2014, respectively, representing an increase of $1,382, or 200%, and a decrease of $1,208, or 24%, for the three- and six-month periods, respectively.

Cost of Revenue

Cost of revenue changes for the three and six months ended June 30, 2015 and 2014, were not materially different. Our cost of revenue was $40 and $40 for the three and six months ended June 30, 2015, respectively, compared to $0 and $3,099 for the three and six months ended June 30, 2014, respectively, representing an increase of $40, or 100%, and a decrease of $3,059, or 99%, for the three-and the six-month periods, respectively. The gross margin percentage on revenue was 98% and 99% for the three and six months ended June 30, 2015, respectively, and 100% and 38% for the three and six months ended June 30, 2014, respectively.

Although the net changes and percent changes for our revenues and cost of revenue for the three and six months ended June 30, 2014 and 2013, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses were $17,435 and $26,330 for the three and six months ended June 30, 2015, respectively, compared to $2,413 and $19,601 for the three and six months ended June 30, 2014, respectively, representing an increase of $15,022, or 623%, and $6,729, or 34%, for the three- and six-month periods, respectively. The increase in general and administrative expenses reflects additional costs related to corporate transactions, increased marketing efforts, and related matters.

Professional fees expenses were $33,300 and $68,810 for the three and six months ended June 30, 2015, respectively, compared to $713 and $1,570 for the three and six months ended June 30, 2014, respectively, representing an increase of $32,587 and $67,240 for the three- and six-month periods, respectively. The increase in professional fees expenses was a result of legal fees related to the Merger.

Research and development expenses were $0 for both the three and six months ended June 30, 2015, respectively, compared to $0 and $341 for the three and six months ended June 30, 2014, respectively, representing a decrease of $0 and $341, for the three- and six-month periods, respectively. The change in research and development expenses was immaterial.

Interest expense was $10,884 and $22,682 for the three and six months ended June 30, 2015, respectively, as compared to $13,297 and $26,534 for the three and six months ended June 30, 2014, respectively, representing a decrease of $2,413, or 18% for the three-month period and a decrease of $3,852, or 15%, for the six-month period. The change in interest expense for the three- and six-month periods was immaterial.

Liquidity and Capital Resources

At June 30, 2015, our principal source of liquidity consisted of $6,417 of cash, as compared to $178 of cash at December 31, 2014. In addition, our stockholders’ deficit was $1,397,678 at June 30, 2015, compared to stockholders’ deficit of $1,383,579 at December 31, 2014, an increase in the deficit of $14,099.

Our operations used net cash of $93,761 during the six months ended June 30, 2015, as compared to using net cash of $11,238 during the three months ended June 30, 2014. The $82,523 increase in the net cash used in operating activities was primarily due to Merger activities.

Investing activities for the six months ended June 30, 2015 and 2014, used no net cash.

Financing activities provided cash of $100,000 and $0 for our operations during the six months ended June 30, 2015 and 2014, respectively, due to common stock sold for cash in 2015.

We are focusing our efforts on a beta test of our products, leading to market launch of our products to increase revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months. We expect that additional sales and external funding will enable us to increase our payments on indebtedness and support the development of other products. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Income Taxes

We account for income taxes under ASC 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. This ASU, which would apply to any entity that enters into contracts to provide goods or services, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows, or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2015, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

As of June 30, 2015, management identified the following material weaknesses that existed during a portion of the interim period ended June 30, 2015:

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

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting and assigning additional staff to segregate duties, establish entity-level controls, and restrict access to cash. Efforts to fully implement the processes we have designed have slowed due to our limited financial and managerial resources. We cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $11,908 through June 30, 2015. We plan to work with the entity to arrange for an extension on the loan.

As of June 30, 2015, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $39,766 as of June 30, 2015. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2015, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $88,070 in late payments with an outstanding balance of $85,821 and accrued interest of $19,018 as of June 30, 2015. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. We are working with this entity to bring the payments current as soon as cash flow permits.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.04	Certificate of Withdrawal of Certificate of Designation	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

Item 10	Material Contracts
10.22	Amendment to Merger Agreement	Attached.

10.23	Promissory Note dated June 23, 2015	Attached.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

Item 101	Interactive Data
101	Interactive Data files	Attached
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

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: October 1, 2015	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer