Form 10-Q
period 2015-09-30
TETRIDYN SOLUTIONS INC
filed 2015-11-16
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2015, issuer had 53,404,140 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2015	2014
		(Unaudited)
ASSETS
Current Assets
Cash		$4,236	$178
Prepaid expenses		2,500	-
Total Current Assets		6,736	178
Total Assets		$6,736	$178

LIABILITIES
Current Liabilities
Accounts payable		$489,413	$406,705
Accrued liabilities		305,762	353,749
Customer deposits		-	3,445
Notes payable		299,612	299,612
Convertible note payable to related party, net of debt discount		423,269	320,246
Total Current Liabilities		1,518,056	1,383,757
Total Liabilities		$1,518,056	$1,383,757

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and 1,200,000
	shares, respectively	-	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	53,404,140 shares and
	24,031,863 shares, respectively	53,404	24,032
Additional paid-in capital		3,140,324	3,018,496
Accumulated deficit		(4,705,048)	(4,427,307)
Total Stockholders' Deficit		(1,511,320)	(1,383,579)

Total Liabilities and Stockholders' Deficit		$6,736	$178

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015		2014	2015	2014
Revenue		$93	$1,613	$3,856	$6,584
Cost of Revenue		-	-	40	3,099
Gross Profit		93	1,613	3,816	3,485
Operating Expenses
General and administrative		19,508	(214)	45,838	19,387
Professional fees		100,927	5,525	169,737	7,095
Research and development		-	-	-	341
Total Operating Expenses		120,435	5,311	215,575	26,823
Net Loss from Operations		(120,342)	(3,698)	(211,759)	(23,338)
Other Income (Expenses)
Sale of Securities		-	75,000	-	75,000
Interest Expense		(43,300)	(13,217)	(65,982)	(39,751)
Total Other Expenses		(43,300)	61,783	(65,982)	35,249
Net Loss from Operations before
Provision for Income Taxes		(163,642)	58,085	(277,741)	11,911
Provision for Income Taxes		-	-	-	-
Net Loss		$(163,642)	$58,085	$(277,741)	$11,911

Total Basic and Diluted Loss Per Common Share	$	(-)	$-	$(0.01)	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding		53,404,140	24,031,863	45,765,196	24,031,863

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$(277,741)	$11,911
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,701
In-kind contribution of rent	-	4,350
In-kind contribution of executive salaries	-	12,394
Amortization of debt discount	28,889	-
Gain on sale of securities	-	(75,000)
Changes in operating assets and liabilities:
Accounts receivable	-	1,960
Prepaid expenses	(2,500)	-
Accrued expenses	26,147	28,818
Accounts payable	82,708	(26,112)
Customer deposits	(3,445)	(3,424)
Net Cash Used in Operating Activities	(145,942)	(42,402)
Cash Flows from Investing Activities
Proceeds from sale of securities	-	75,000
Net Cash Provided by Investing Activities	-	75,000
Cash Flows from Financing Activities
Proceeds from related party note payable	50,000	-
Proceeds from sale of common stock	100,000	-
Net Cash Provided by Financing Activities	150,000	-
Net Increase in Cash	4,058	32,598
Cash at Beginning of Period	178	11,458
Cash at End of Period	$4,236	$44,056

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense and lines of credit	$12,741	$10,814

Noncash Transactions:
Convertible note payable issued in exchange for existing convertible notes payable	$394,380	$-
Cancellation of preferred stock	$1,200	$-
Beneficial conversion feature on a convertible note payable	$50,000	$-

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

Prior to 2015, as the Company’s marketing efforts were constrained by shortages of capital and management resources, it sought to obtain management and entrepreneurial services as well as new external funding as a bridge to marketing its Silver Key Solutions and ChargeCatcher products to both domestic and international markets. This led to a March 2015 investment by an unrelated firm that purchased a controlling block of the Company’s common stock and assumed management control of the Company to advance its marketing efforts. The Company is pursuing marketing with a residential healthcare provider that is exploring the installation of Silver Key Solutions and ChargeCatcher in its combined rehabilitation services, ancillary senior care services, senior care facilities, and other affiliates as a platform for third-party sales and installations. This provider recently agreed it will carry out a beta trial of the Silver Key Solutions product line, including a peer review.

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

Business Segments–The Company had only one business segment for the three and nine months ended September 30, 2015 and 2014.

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

The Company had one and six customers that represented more than 10% of sales for the three- and nine-month periods ended September 30, 2015, respectively, and two and three customers that represented more than 10% of sales for the three- or nine-month periods ended September 30, 2014, as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Customer A	--	25%	76%	15%
Customer B	--	17%	24%	--
Customer C	--	14%	--	25%
Customer D	100%	12%	--	56%
Customer E	--	12%	--	--
Customer F	--	11%	--	--

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $163,642 and $277,741 for the three and nine months ended September 30, 2015, respectively. The Company used $145,942 of cash in operating activities for the nine months ended September 30, 2015. The Company had a working capital deficiency of $1,511,320 and a stockholders’ deficit of $1,511,320 as of September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by ASC 260, Earnings Per Share. As of September 30, 2015 and 2014, 0 and 0, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of September 30, 2015 and 2014, 18,296,754 and 39,241,400, respectively, of common share equivalents for convertible note payables and 1,033,585 and 0 shares, respectively, issuable upon exercise of a warrant were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation–On September 17, 2009, at the Company’s annual shareholders meeting, the Company’s shareholders approved the 2009 Long-Term Incentive Plan under which up to 4,000,000 shares of common stock may be issued. The 2009 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2009 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success.

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

Note 3–Recent Accounting Pronouncements

In September 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. This ASU, which would apply to any entity that enters into contracts to provide goods or services, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on the Company’s results of operations, cash flows, or financial condition.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows, or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

Note 4–Accounts Payable and Accrued Liabilities

As of September 30, 2015, the Company had $489,413 in accounts payable, $261,609 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s current president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 29.99%. The Company is responsible for reimbursing Dave Hempstead, its former chief executive officer, principal financial officer, and director, for personal credit card account expenditures on its behalf. The balance due on these credit card accounts was $261,609 as of the date of Mr. Hempstead’s death on April 26, 2013. The credit card companies have not sought collection from assets owned jointly with Mr. Hempstead’s surviving spouse, who in turn advised the Company on July 15, 2015, that she will not seek reimbursement from the Company unless the credit card companies hereafter seek payment. The full amount of this liability has been recorded and disclosed as part of accounts payable and will continue to be accrued until the statute of limitations has expired.

As of September 30, 2015, the Company had $305,762 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its officers, which were assigned by the officers to JPF Venture Group, Inc. (“JPF”), pursuant to an Investment Agreement dated March 12, 2015 (see Note 8).

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

On March 19, 2015, the Company exchanged the above convertible notes payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand. On March 23, 2015, the officers and directors holding this consolidated note assigned it to JPF pursuant to the Investment Agreement. See Note 8. As of September 30, 2015, this consolidated convertible note had a principal balance of $394,380, plus accrued but unpaid interest of $12,642.

On June 23, 2015, the Company agreed to borrow $50,000 from its principal stockholder, JPF, pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, a director, chief executive officer, and chief financial officer of the Company. As of September 30, 2015, the outstanding balance was $50,000, plus accrued interest of $433. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of September 30, 2015, the Company amortized $28,889 of the debt discount.

Note 6–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $12,538 through September 30, 2015. The Company plans to work with the entity to arrange for an extension on the loan.

As of September 30, 2015, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments, with an outstanding balance of $163,791 and accrued interest of $34,437 as of September 30, 2015. Both loans were guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of September 30, 2015, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $88,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $20,532 as of September 30, 2015. This loan is secured by a junior lien on all the Company’s assets and shares of the founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7–Commitments and Contingencies

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer. Per the agreement, the Company rents space through February 28, 2016. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement is $15,000 for the nine months ended September 30, 2015.

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

If the Merger is completed, the JPF Stock (as defined below) purchased pursuant to the Investment Agreement will be returned to the Company and cancelled, and the former OTE stockholders will own 95% of the Company’s outstanding common stock (after giving effect to the exercise of OTE warrants and the conversion of OTE notes). The pre-Merger company shareholders will have a 5% interest in the post-Merger company, without giving effect to the conversion of the September 23, 2015, convertible note issued to JPF, and the officers and directors of OTE will be the officers and directors of the post-Merger company. JPF will also continue to be a principal creditor of the Company.

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

In-Kind Contribution—The Company had minimal operations during the three and nine months ended September 30, 2015, other than the investment on March 23, 2015. The value of any services contributed by management during this period is deemed immaterial.

Note 9–Subsequent Events

Letter of Intent with The Ameriglobal Senior Living Group

On October 15, 2015, the Company entered into a letter of intent (LOI) with The Ameriglobal Senior Living Group, Inc. (ASLG). The principal terms of the LOI consist of the following two phases:

Phase One: The Company and ASLG agree that ASLG will carry out a beta trial of the Company’s Silver Key Solution product line, including peer review, at two senior healthcare facilities in Allentown, Pennsylvania. The trial will determine the viability of the Silver Key Solution product line for the medical industry as a professional medical management and tracking solution that addresses problem areas in the healthcare segment, including issues surrounding patient care, optimized business processes for the healthcare providers, improved reporting of incidents, and increased revenues for provided services. The beta trial will last up to six months, at the end of which ASLG will present to the Company a marketing plan for the Silver Key Solution product line for domestic sales and marketing, with sales projections for five years.

Phase Two: Provided that the results of the beta trial of the Silver Key Solution product line justify further commercialization, the parties have agreed to negotiate in good faith a technology transfer agreement that provides for ASLG to market and sell the Silver Key Solution product line products throughout the United States (but not internationally) in consideration of a cash payment and a royalty on all sales during the ensuing 10 years.

Loans from JPF Venture Group

On October 16, 2015, JPF loaned the Company $1,000, without a formal agreement. On October 29, 2015, JPF loaned the Company an additional $10,000, without a formal agreement. Both unsecured loans are due on demand, with 10% interest. JPF is an investment entity that is majority-owned by Jeremy P. Feakins, a director, chief executive officer, and chief financial officer of the Company.

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

Prior to 2015, as our marketing efforts were constrained by shortages of capital and management resources, we sought to obtain management and entrepreneurial services as well as new external funding as a bridge to marketing our Silver Key Solutions and ChargeCatcher products on the East Coast. This led to a March 2015 investment by an unrelated firm that purchased a controlling block of our common stock and assumed our management control to advance our marketing efforts. We are pursuing a possible entrée into this East Coast market with a residential healthcare provider that is exploring the installation of Silver Key Solutions and ChargeCatcher in its combined rehabilitation services, ancillary senior care services, senior care facilities, and other affiliates as a platform for third-party sales and installations. This provider recently initiated a limited beta test of Silver Key Solutions.

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

Results of Operations

Comparison of Three- and Nine-Month Periods Ended September 30, 2015 and 2014

Revenues

Revenue changes for the three and nine months ended September 30, 2015 and 2014, were not materially different. Our revenue was $93 and $3,856 for the three and nine months ended September 30, 2015, respectively, compared to $1,613 and $6,584 for the three and nine months ended September 30, 2014, respectively, representing a decrease of $1,520, or 94%, and a decrease of $2,728, or 41%, for the three- and nine-month periods, respectively.

Cost of Revenue

Cost of revenue changes for the three and nine months ended September 30, 2015 and 2014, were not materially different. Our cost of revenue was $40 and $40 for the three and nine months ended September 30, 2015, respectively, compared to $0 and $3,099 for the three and nine months ended September 30, 2014, respectively, representing an increase of $40, or 100%, and a decrease of $3,059, or 99%, for the three-and the nine-month periods, respectively. The gross margin percentage on revenue was 100% and 99% for the three and nine months ended September 30, 2015, respectively, and 100% and 53% for the three and nine months ended September 30, 2014, respectively.

Although the net changes and percent changes for our revenues and cost of revenue for the three and nine months ended September 30, 2015 and 2014, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses were $19,508 and $45,838 for the three and nine months ended September 30, 2015, respectively, compared to $(214) and $19,387 for the three and nine months ended September 30, 2014, respectively, representing an increase of $19,722, or 9,216%, and $26,451, or 136%, for the three- and nine-month periods, respectively. The increase in general and administrative expenses reflects additional costs related to corporate transactions, increased marketing efforts, and related matters.

Professional fees expenses were $100,927 and $169,737 for the three and nine months ended September 30, 2015, respectively, compared to $5,525 and $7,095 for the three and nine months ended September 30, 2014, respectively, representing an increase of $95,402 and $162,642 for the three- and nine-month periods, respectively. The increase in professional fees expenses was a result of legal fees related to the Merger and filig past-due periodic reports with the Securities and Exchange Commission.

Research and development expenses were $0 for both the three and nine months ended September 30, 2015, respectively, compared to $0 and $341 for the three and nine months ended September 30, 2014, respectively, representing a decrease of $0 and $341, for the three- and nine-month periods, respectively. The change in research and development expenses was immaterial.

Interest expense was $43,300 and $65,982 for the three and nine months ended September 30, 2015, respectively, as compared to $13,217 and $39,751 for the three and nine months ended September 30, 2014, respectively, representing an increase of $30,083, or 226%, for the three-month period and an increase of $26,231, or 66%, for the nine-month period. The change in interest expense for the three- and nine-month periods was due to the amortization of the debt discount associated with a convertible note payable to JPF in the amount of $28,889.

Liquidity and Capital Resources

At September 30, 2015, our principal source of liquidity consisted of $4,236 of cash, as compared to $178 of cash at December 31, 2014. In addition, our stockholders’ deficit was $1,511,320 at September 30, 2015, compared to stockholders’ deficit of $1,383,579 at December 31, 2014, an increase in the deficit of $127,741.

Our operations used net cash of $145,942 during the nine months ended September 30, 2015, as compared to using net cash of $42,402 during the nine months ended September 30, 2014. The $103,540 increase in the net cash used in operating activities was primarily due to Merger activities.

Investing activities for our continuing operations provided $0 of net cash during the nine months ended September 30, 2015, compared to providing $75,000 net cash during the nine months ended September 30, 2014. The decrease of net cash provided by investing activities resulted from the sale of securities in 2014, but not in 2015.

Financing activities provided cash of $150,000 and $0 for our operations during the nine months ended September 30, 2015 and 2014, respectively, due to common stock sold for cash in 2015 totaling $100,000 and a related-party note totaling $50,000.

We are focusing our efforts on a beta test of our products, which we hope will lead to market launch of our products and increase our revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months. We expect that additional sales and external funding will enable us to increase our payments on indebtedness and support the development of other products. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2015, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

As of September 30, 2015, management identified the following material weaknesses that existed during a portion of the interim period ended September 30, 2015:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $12,538 through September 30, 2015. We plan to work with the entity to arrange for an extension on the loan.

As of September 30, 2015, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $34,437 as of September 30, 2015. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. We are working with this entity to bring the payments current as soon as cash flow permits.

As of September 30, 2015, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $88,070 in late payments with an outstanding balance of $85,821 and accrued interest of $20,532 as of September 30, 2015. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. We are working with this entity to bring the payments current as soon as cash flow permits.

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

TETRIDYN SOLUTIONS, INC.

Date: November 16, 2015	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer