Form 10-K
period 2015-12-31
TETRIDYN SOLUTIONS INC
filed 2016-03-30
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2015, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $1,201,593.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2016, issuer had 53,404,140 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K are forward-looking statements contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, and objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding us and our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, and intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

●	whether we will be able to obtain additional amounts of capital from external sources in order to expand our product offerings and introduce newly developed products into new markets;

●	whether the substantial amounts we need to spend for product development will enable us to penetrate new markets and expand sales;

●	whether we will be able to develop or acquire additional technologies that will allow us to expand our product offerings;

●	whether we will be able to overcome our low stock price to obtain equity capital on favorable terms;

●	whether we will be able to overcome the general downturn in the economy to expand our markets and increase revenues;

●	whether recently adopted national healthcare legislative reform will adversely affect the particular segments of the industry in which we are engaged;

●	whether our efforts to protect our intellectual properties will be successful;

●	whether our intellectual properties interfere with the intellectual properties of others; and

●	whether we will be able to engage and retain qualified technical and executive personnel.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events and results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

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

We provide business IT solutions primarily to the healthcare industry. We are expanding our service offerings into select other professional industries as we are able to commercialize product ideas for developing markets. We are attempting to expand marketing of our previous radio-frequency identification, or RFID, research and development to: address location tracking issues in the healthcare industry, including issues surrounding patient care; optimize business processes for healthcare providers; improve reporting of incidents; and increase revenues for provided services.

While we advance commercialization of our products, particularly Silver Key Solution as discussed below, we may also opportunistically investigate other technologies and operations that might diversify our business and provide an opportunity to enhance our value by leveraging our entrepreneurial skills, funding capabilities, and business contacts. We have not identified any such opportunity at this time.

Product Lines

In previous years, our research and development team, using a unique combination of radio-frequency, electrical, firmware, software, database, and systems engineering expertise, created complete, integrated business IT solutions, including hardware devices worn by individuals, communications equipment, complex databases, and software systems that provide advanced reporting and analysis tools. These solutions fall into four major categories:

(1)      Silver Key Solution
(2)      ChargeCatcher Revenue Recovery Services
(3)      Healthcare Software Solutions
(4)      Consulting Services

We are currently focusing our efforts on our Silver Key Solution and ChargeCatcher products, as well as working to develop or acquire new complementary technologies.

Silver Key Solution

Silver Key Solution is our leading healthcare RFID solution that includes automatic patient fall detection, motion detection, identification of location within a facility, and proximity of facility employee to facility resident. Over time, we have continued to enhance the product offering to address the concerns of various transitional care, assisted living, and nursing care facilities.

ChargeCatcher Revenue Recovery Services

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

Consulting Services

Until late 2013, we provided consulting services to customers needing assistance with various aspects of their IT services. We also offered enterprise IT assessments, policy and procedure review and creation, IT strategic planning, and project management and planning.

2015 Activities

On October 27, 2015, we entered into a letter of intent with The Ameriglobal Senior Living Group, Inc. (ASLG). Under the terms of the letter of intent, ASLG is currently carrying out a beta trial of our Silver Key Solution product line, which will include peer review, at two senior healthcare facilities in Allentown, Pennsylvania. The trial is intended to determine the viability of the Silver Key Solution product line for the medical industry as a professional medical management and tracking solution that addresses problem areas in the healthcare segment, including issues surrounding patient care, optimized business processes to the healthcare providers, improved reporting of incidents, and increased revenues for provided services.

If the results of the beta trial justify further commercialization of the Silver Key Solution product line, the parties have agreed to negotiate in good faith a technology transfer agreement that provides for ASLG to market and sell Silver Key Solution products throughout the United States (but not internationally) in consideration of a cash payment and royalty on all sales during the ensuing 10 years.

2015 Investment Agreement

On March 23, 2015, we entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”). Before entering into this agreement, there was no material relationship between us and our affiliates and JPF and its affiliates.

Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of our common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of our common stock at an exercise price of $0.003 per share. JPF is an investment entity that is majority-owned by Jeremy P. Feakins (“Feakins”). The JPF Stock represents a 55% ownership interest by JPF in us, without giving effect to the issuance of additional shares of our common stock on the conversion of outstanding convertible notes.

JPF’s investment was used principally to initiate and pursue an updated technical and commercialization review of our intellectual properties with a view toward possible broadened marketing introduction and, in general, advance our business activities and bring our regulatory filings current.

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

As required by the Investment Agreement, two designees of JPF, Feakins and Peter Wolfson, were appointed as our directors to replace incumbent directors Orville J. Hendrickson and Larry J. Ybarrondo, who resigned. See Change in Directors and Management below.

2015 Agreement and Plan of Merger

Also on March 23, 2015, we entered into an Agreement and Plan of Merger with Ocean Thermal Energy Corporation (“OTE”), under which we would have acquired OTE in exchange for what would have constituted 95% of our outstanding stock, after giving effect to the transaction. Before entering into this agreement, there were no material relationships between us and our affiliates and OTE and its affiliates.

The completion of our acquisition of OTE was subject to a number of conditions, including approval of the transaction to the OTE shareholders by the California Corporations Commission, No action was taken on that application after nine months of consideration, so the parties agreed to terminate the proposed acquisition, with each party paying its own costs.

Research and Development

We incurred costs of $0 and $341 for research and development for our operations during the years ended December 31, 2015 and 2014, respectively.

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

We frequently review our research and development efforts and product identification needs to consider whether we should seek additional patent or trademark protection for new developments or product offerings. Our 2013 patent application covering components of the Silver Key Solution processes is now considered abandoned due to lack of funds to continue the application process. We may seek patent protection for any novel enhancements we may invent.

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

Employees

As of December 31, 2015, we had one employee, Jeremy P. Feakins, who is employed as our chief executive officer and chief financial officer.

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

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have. As a result, these competitors may:

●	succeed in developing products that are equal to or superior to our products or that achieve greater market acceptance than our products;

●	devote greater resources to developing, marketing, or selling their products;

●	respond more quickly to new or emerging technologies and technical advances and changes in customer requirements, which could render our technologies and products obsolete;

●	introduce products that make the continued development of our current and future products uneconomical;

●	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products;

●	withstand price competition more successfully than we can;

●	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

●	take advantage of acquisition and other opportunities more readily than we can.

In our business IT solutions segment, we believe competition is based principally on providing resourceful creative solutions at competitive prices with quick, responsive service. We cannot assure that our efforts to meet these competitive factors will be successful.

Other Opportunities

To diversify risk and provide additional potential sources of revenue while we continue efforts to commercialize our products, principally Silver Key Solution at this time, we may seek to identify other opportunities for possible expansion or acquisition. We believe that we may be able to increase the commercial value of other products, technologies, and operations that we may seek through the application of the entrepreneurial, fundraising, management, marketing, and other skills of our management and executives we may recruit. We have not identified any such target products, technologies, or operations at this time.

If we do identify other products, technologies, or operations, we may seek a commercial arrangement through a joint venture or strategic relationship, acquisition, or other arrangement. We may issue common stock and other securities to acquire and fund any such transaction, which may dilute the interests of current stockholders. We cannot assure that our efforts to identify, acquire, and operate any acquired products, technologies, or operations will be successful.

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

The auditors’ report for the fiscal year ended December 31, 2015, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2015 and 2014, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

Implementation and any new amendment of national healthcare legislation may adversely affect our business.

The recently adopted national healthcare legislation is implementing a number of changes in the way healthcare is delivered and paid for in the United States, which may result in market disruptions and other currently unforeseen circumstances that may limit or reduce the demand for our services or the ability of our current and future customers to pay for them. That legislation has been subject to persistent opposition in the United States Congress, and there is significant risk that it may be amended, repealed, or replaced with legislation that would implement different changes. We cannot predict the possible impact of these existing and potential legislative reforms on our business.

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

We have authorized 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of these, 53,404,140 shares of common stock were issued and outstanding as of December 31, 2015, and 20,775,201 were reserved for exercise of a warrant and conversion of outstanding promissory note balances. Our board of directors also has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of stockholders and may further dilute the book value of the shares of common stock.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where we share fully furnished offices with JPF and obtain miscellaneous clerical services for $2,500 per month under an oral arrangement.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board for years 2015 and 2014. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

	Low	High

2016:
First Quarter (through March 23, 2016)	$0.030	$0.050

2015:
Fourth Quarter	0.040	0.060
Third Quarter	0.041	0.060
Second Quarter	0.030	0.0795
First Quarter	0.010	0.080

2014:
Fourth Quarter	0.010	0.010
Third Quarter	0.010	0.010
Second Quarter	0.010	0.010
First Quarter	0.010	0.010

On December 31, 2015, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $0.04.

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of December 31, 2015, we had approximately 820 stockholders of record.

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Revenues and Costs of Revenue

Our revenue of $3,856 and $8,347 for 2015 and 2014, respectively, was not material.

Our cost of revenue of $40 and $3,099 for 2015 and 2014, respectively, was not material.

Although the net changes and percent changes for our revenues and our cost of revenue for 2015 and 2014 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses for our operations, including noncash compensation expense, were $66,692 and $19,387 for 2015 and 2014, respectively, representing an increase of $47,305, or 244%, in 2015. The increase in our general and administrative expenses in 2015, as compared to 2014, reflects additional costs related to corporate transactions, increased marketing efforts, and related matters.

Professional fees expenses for our operations, including noncash compensation expense, were $172,092 and $33,759 for 2015 and 2014, respectively, an increase of $138,333, or 410%, in 2015. The increase in professional fees expenses was a result of legal fees related to the Merger and filing past-due periodic reports with the Securities and Exchange Commission.

Research and development expenses for our operations, including noncash compensation expense, of $0 and $341 for 2015 and 2014, respectively, were not material.

Gain on sale of securities was $0 and $75,000 in 2015 and 2014, respectively. The gain on sale of securities resulted from the sale of stock of our variable interest entity, Southfork Solutions, Inc., for $75,000 in 2014.

Interest expense was $111,774 and $51,110 in 2015 and 2014, respectively, an increase of $60,664, or 119%, in 2015. The change in interest expense for the year-end periods was due to an increase in outstanding indebtedness in the later year.

Liquidity and Capital Resources

At December 31, 2015, our principal source of liquidity for our operations consisted of $4,667 of cash, as compared to $178 of cash at December 31, 2014. In addition, our stockholders’ deficit was $1,555,654 at December 31, 2015, as compared to $1,383,579 at December 31, 2014, an increase in the deficit of $172,075.

Our operations used net cash of $183,011 during 2015, as compared to using $86,280 during 2014. The $96,731 increase in the net cash used in our operating activities during 2015 primarily resulted from amortization of note discounts and increases in accrued expenses and accounts payable.

Investing activities provided $0 and $75,000 net cash in 2015 and 2014, respectively. The net cash provided by investing activities in 2014 resulted from the sale of the Southfork Solutions securities for $75,000. We had no similar transaction in 2015.

Financing activities provided net cash of $187,500 and $0 during 2015 and 2014, respectively. The increase cash from financing activities in 2015 results from the sale of common stock for $100,000 and the issuance of $87,500 in promissory notes to a related party.

We are focusing our efforts on completion of beta testing of our Silver Key Solutions product before proceeding with large-scale commercialization, while we explore external funding alternatives as our current cash is insufficient to fund planned operations for the next 12 months. We expect that additional funding support the development of other products and perhaps reduce indebtedness. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. As in 2015, we will continue to rely on the sale of debt and equity securities to meet our funding shortfalls, including issuances to affiliates. We expect that we will require additional investments and revenues from product sales in order to become financially viable.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2015, consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2015, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

As of December 31, 2015, management identified the following material weaknesses:

●	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

●
Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

●
Entity Level Controls—We failed to maintain certain entity-level controls as defined by the 2013 framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

●	Access to Cash—One executive had the ability to transfer from our bank accounts.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Title

Jeremy P. Feakins	62	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	51	Director

Jeremy P. Feakins has served as our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins is also the chairman, chief executive officer, and principal financial officer for Ocean Thermal Energy Corporation, a Nevada corporation that develops projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. Mr. Feakins has over 35 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, PA. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, PA, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, TX and Almaty, KZ, where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, an early-stage venture capital company located in Lancaster, PA, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc. JPF Venture Group, Inc., provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal shareholder of our stock.

Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, UK, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States.

Based on his background in the technology industry and his financial and management background, the board has concluded that Mr. Feakins is qualified to serve as a member of our board.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is also the founder, president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, PA. Mr. Wolfson is a qualified commercial pilot at a major U.S.-owned international airline company and has over 30 years’ experience in the aviation business. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning.

Based on his financial background, the board has concluded that Mr. Wolfson is qualified to serve as a member of our board.

Board of Directors’ Committees

Neither director is considered to be an independent member of our board of directors under NASD Rule 4200(a)(15) during 2015.

Our board as a whole acted as the audit committee, compensation committee, and nominating committee.

Change in Directors and Management

On March 23, 2015, in connection with the Investment Agreement with JPF Venture Group, Inc. (“JPF”), Orville J. Hendrickson and Larry J. Ybarrondo resigned their positions on our board of directors, and Jeremy P. Feakins and Peter Wolfson (as nominees of JPF) were appointed by board consent to our board. On December 7, 2015, Antoinette Knapp Hempstead resigned from all positions as an officer and director of our company, effective immediately upon acceptance by our board of directors. The resignations of Messrs. Hendrickson and Ybarrondo and Ms. Hempstead are not the result of any disagreement with us on any matter relating to our operations, policies, or practices.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2015 and 2014, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year. No executive officer earned more than $100,000 during the last fiscal year:

Summary Compensation
Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeremy P. Feakins	2015	19,000(1)	--	--	--	--	--	--	19,000(1)
PEO and PFO
Antoinette K. Hempstead(2)	2015	--	--	--	--	--	--	--	--
PEO	2014	12,500	--	--	--	--	--	--	12,500
_______________
(1)      To date, $13,000 of Mr. Feakins’ salary has been accrued but unpaid.
(2)      Ms. Hempstead resigned as a director and officer in December 2015.

We currently pay our chief executive officer, Jeremy P. Feakins, $2,500 per month, under an oral arrangement.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2015, for any executive officer.

Directors’ Compensation

Directors who are not employees are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and share holdings of each director and all of the executive officers and directors as a group:

Name and Address of Person or Group(1)	Nature of Ownership	Amount	Percent
Principal Stockholders:

JPF Venture Group, Inc.	Common stock	29,372,277	55.0%
	Warrant(2)	1,033,585	1.9
	Convertible promissory notes(3)	20,775,201	28.0
		51,181,063	48.9

Sawtooth Meadows, LP(4)	Common stock	12,279,111	23.0

Directors:

Jeremy P. Feakins(5)	Common stock	29,372,277
	Warrant(2)	1,033,585	1.9
	Convertible promissory notes(3)	20,775,201	28.0
		51,181,063	48.9

Peter H. Wolfson	Common stock	--

All Executive Officers and Directors as a Group (2 persons):	Common stock	29,372,277
	Warrant(2)	1,033,585	1.9
	Convertible promissory notes(3)	20,775,201	28.0
		51,181,063	48.9

(1)	800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table.
(2)	Warrant to purchase 1,033,585 shares of common stock at $0.003 per share that expires March 22, 2018.
(3)
Consists of common stock issuable on the conversion of a $394,380 promissory note dated March 2015, convertible at $0.025 per share into 15,775,200 shares of common stock; a $50,000 promissory note dated June 2015, convertible at $0.03 per share into 1,666,667 shares of common stock; a $50,000 promissory note dated November 2015, convertible at $0.03 per share into 1,666,667 shares of common stock; and a $50,000 promissory note dated February 2016, convertible at $0.03 per share into 1,666,667 shares of common stock. All calculations in this footnote are based on conversion of the principal only, without accrued interest, as of December 31, 2015, of $18,606, $1,200, $199, and $0 on the above notes, respectively.

(4)
Consists of 51,840 shares owned of record by Antoinette K. Hempstead and 12,227,271 shares owned of record by Sawtooth Meadows, LP. Antoinette Knapp Hempstead is owner of, and controls, Sawtooth Meadows, LP, and as such, is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

(5)
JPF Venture Group, Inc., is an investment entity that is majority-owned by Jeremy P. Feakins. Jeremy Feakins also controls JPF Venture Group, Inc., and as such, is deemed to be the beneficial owner of shares owned of record by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The terms of the following transactions were not the result of arm’s-length negotiations.

Related-Party Loans

On March 19, 2015, we exchanged convertible notes payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, for an aggregate of $394,380 as of December 31, 2014, into a single, $394,380 consolidated convertible note dated December 31, 2014, which was assigned to JPF Venture Group, Inc. (“JPF”), our principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The new consolidated convertible note has payment and other terms identical to the notes exchanged, except that the conversion provisions were changed from a conversion price to be equal to the stock’s fair value as of the conversion date to a fixed conversion price under the consolidated note of $0.025 per share, the approximate market price of our common stock as of the date of the issuance of the consolidated note in March 2015. The note is due and payable within 90 days after demand.

On June 23, 2015, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note.

On November 23, 2015, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note.

On February 25, 2016, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Liggett & Webb, P.A., formerly Liggett, Vogt & Webb, P.A., has served as our independent registered public accounting firm since year ended December 31, 2006, and the board has appointed Liggett & Webb, P.A. to act in that capacity for the year ending December 31, 2016. We anticipate that representatives of Liggett & Webb, P.A. will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended December 31, 2015, we were billed approximately $8,511 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2014, we were billed approximately $7,118 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2015 and 2014, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.02	Bylaws of TetriDyn Solutions, Inc. adopted May 26, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.

Item 10.	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.19	Investment Agreement between and among TetriDyn Solutions, Inc., Antoinette Knapp Hempstead, on behalf of herself and the estate of her late husband, David W. Hempstead, and JPF Venture Group, Inc.	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.20	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.22	Amendment to Merger Agreement	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2 2015.

10.23	Promissory Note dated June 23, 2015	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2, 2015.

10.24	Agreement to Terminate Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation	Incorporated by reference from the current report on Form 8-K filed December 10, 2015.

Exhibit Number*	Title of Document	Location

10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the current report on Form 8-K filed March 1, 2016.

10.26	Promissory Note dated November 23, 2015	This filing.

10.27	Summary of Compensatory Arrangements with Directors and Named Executive Officers	This filing.

Item 14.	Code of Ethics
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.

Item 21.	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32.	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101.	Interactive Data
101	Interactive Data Files	This filing.

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

TETRIDYN SOLUTIONS, INC.

Date: March 30, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2016

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

DECEMBER 31, 2015 and 2014

TETRIDYN SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Tetridyn Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Tetridyn Solutions, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tetridyn Solutions, Inc., as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the two years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations of $346,742 and $183,011, respectively, and has a working capital deficiency and an accumulated deficit of $1,555,654 and $4,774,049, respectively at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2016

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2015	2014
ASSETS
Current Assets
Cash		$ 4,667	$ 178
Prepaid expenses		2,478
Total Current Assets		7,145	178
Total Assets		$ 7,145	$ 178

LIABILITIES
Current Liabilities
Accounts payable		$ 473,732	$ 406,705
Accrued liabilities		321,827	353,749
Customer deposits		-	3,445
Notes payable		299,612	299,612
Convertible note payable to related party, net of debt discount		467,628	320,246
Total Current Liabilities		1,562,799	1,383,757
Total Liabilities		$ 1,562,799	$ 1,383,757

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 and 1,200,000 shares respectively	-	1,200
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	53,404,140 shares and
	24,031,863 shares, respectively	53,404	24,032
Additional paid-in capital		3,164,991	3,018,496
Accumulated deficit		(4,774,049)	(4,427,307)
Total Stockholders' Deficit		(1,555,654)	(1,383,579)

Total Liabilities and Stockholders' Deficit		$ 7,145	$ 178

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Revenue	$ 3,856	$ 8,347
Cost of Revenue	40	3,099
Gross Profit	3,816	5,248
Operating Expenses
General and administrative	66,692	19,387
Professional fees	172,092	33,759
Research and development	-	341
Total Operating Expenses	238,784	53,487
Net Loss from Operations	(234,968)	(48,239)
Other Income (Expenses)
Sale of Securities	-	75,000
Interest Expense	(111,774)	(51,110)
Total Other Income (Expenses)	(111,774)	23,890
Net Loss before Provision for Income Taxes	(346,742)	(24,349)
Provision for Income Taxes	-	-
Net Loss	$ (346,742)	$ (24,349)

Total Basic and Diluted Loss Per Common Share	$ (0.01)	$ -

Basic and Diluted Weighted-Average
Common Shares Outstanding	46,222,457	24,031,863

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2015 and December 31, 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	1,200,000	$ 1,200	24,031,863	$24,032	$ 3,001,752	$ (4,402,958)	$ (1,375,974)
In kind contribution of rent	-	-	-	-	4,350	-	4,350
In kind contribution of salaries					12,394		12,394
Net loss	-	-	-	-	-	(24,349)	(24,349)
Balance, December 31, 2014	1,200,000	1,200	24,031,863	24,032	3,018,496	(4,427,307)	(1,383,579)
Preferred stock cancelled	(1,200,000)	(1,200)	-	-	1,200	-	-
Discount on note payable					74,667		74,667
Sale of Common Stock			29,372,277	29,372	70,628		100,000
Net loss	-	-	-	-	-	(346,742)	(346,742)
Balance, December 31, 2015	-	$ -	53,404,140	$53,404	$ 3,164,991	$ (4,774,049)	$ (1,555,654)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$ (346,742)	$ (24,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,701
In-kind contribution of rent	-	4,350
In-kind contribution of executive salaries	-	12,394
Amortization of note discount	60,415	-
Gain on sale of securities	-	(75,000)
Changes in operating assets and liabilities:
Accounts receivable	-	1,960
Prepaid expenses	(2,478)	-
Accrued expenses	42,212	38,439
Accounts payable	67,027	(41,733)
Customer deposits	(3,445)	(5,042)
Net Cash Used in Operating Activities	(183,011)	(86,280)
Cash Flows from Investing Activities
Proceeds from sale of securities	-	75,000
Net Cash Provided by Investing Activities	-	75,000
Cash Flows from Financing Activities
Proceeds from sale of securities	100,000	-
Proceeds from related party debt	87,500	-
Net Cash Provided By Financing Activities	187,500	-
Net Increase(Decrease) in Cash	4,489	(11,280)
Cash at Beginning of Year	178	11,458
Cash at End of Year	$ 4,667	$ 178

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense	$ 14,577	$ 12,554

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 1—Organization and Summary of Significant Accounting Policies

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

During 2015, the Company also focused on completing a possible acquisition of Ocean Thermal Energy Corporation, a Delaware corporation, which is developing deep-water hydrothermal technologies to provide renewable energy and drinkable water. The parties terminated the proposed merger on December 7, 2015. See Current Reports on Form 8-K filed June 8, 2015, and December 10, 2015, which are incorporated herein by reference.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments—The Company had only one business segment for the years ended December 31, 2015 and 2014.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Long-Lived Assets—The Company accounts for long-lived assets under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Accounting for Goodwill and Other Intangible Assets, and FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with FASB ASC 350 and FASB ASC 360, long-lived assets, goodwill, and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill, and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Going Concern—The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $346,742 and used cash of $183,011 in operating activities for the year ended December 31, 2015. The Company had a working capital deficiency of $1,555,654 and a stockholders’ deficit of $1,555,654 as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments—FASB ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The Company’s financial instruments consist of accounts receivable, prepaid expenses, accounts payable, accrued liabilities, customer deposits, notes payable, and related-party convertible notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and FASB ASC 825, Financial Instruments, the fair value of the Company’s cash equivalents is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate fair value due to the relatively short period to maturity for these instruments.

Property and Equipment—Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized. Depreciation expense for the years ended December 31, 2015 and 2014, was $0 and $2,701, respectively.

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of December 31, 2015 and 2014, 1,033,585 and 0, respectively, of common share equivalents for granted warrants were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of December 31, 2015 and 2014, 19,579,279 and 39,721,800, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

As the result of adoption of FASB ASC 505, the Company recognized $0 and $0 in stock-based compensation during the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements—In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. This ASU, which would apply to any entity that enters into contracts to provide goods or services, supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on the Company’s results of operations, cash flows, or financial condition.

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
DECEMBER 31, 2015 AND 2014

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

Note 2—Investments

On August 26, 2014, the Company sold to Southfork Solutions, Inc., its 39% minority, nonoperating interest in Southfork Solutions for $75,000. This operation had been discontinued in 2009.

Note 3—Accounts Payable and Accrued Liabilities

As of December 31, 2015, the Company had $473,732 in accounts payable, $261,609 of which was due on multiple revolving credit cards under the names of former executive officers of the Company. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%.

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

As of December 31, 2015, the Company had $321,827 in accrued liabilities. The accrued liabilities also included $213,436 in unpaid salaries to two of its former officers, which were assigned by those officers to JPF Venture Group, Inc., the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, pursuant to an investment agreement dated March 12, 2015.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 4—Convertible Notes Payable to Related Parties and Office Rental

On March 19, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2015, accrued but unpaid interest on this note was $18,606.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF, pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of December 31, 2015, the outstanding balance was $50,000, plus accrued interest of $1,200. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2015, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF, pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of December 31, 2015, the outstanding balance was $37,500, plus accrued interest of $205. The Company recorded a debt discount of $24,667 for the fair value of the beneficial conversion feature. As of December 31, 2015, the Company amortized $10,415 of the debt discount.

As of December 31, 2015, the Company had $87,500 in convertible notes payable due to related parties, with $1,405 in accrued interest.

During 2015, the Company paid JPF a total of $25,000 ($2,500 per month) for the shared use of furnished office space and clerical services. We recorded $2,500 as a prepaid expense.

Note 5—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $13,164 through December 31, 2015.

As of December 31, 2015, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments with an outstanding principal balance of $163,791 and accrued interest of $33,417 as of December 31, 2015. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

As of December 31, 2015, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $76,070 in late payments with an outstanding principal balance of $85,821 and accrued interest of $21,209 as of December 31, 2015. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

The above notes payable are summarized as follows:

	December 31,	December 31,
	2015	2014
Note payable to third party, due in monthly payments of
$2,000 through September 2015, bearing interest at 7%
per annum, secured by a junior lien on all of the Company’s
assets and shares of founders’ common stock	$85,821	$ $ 85,821
Note payable to third party, due in monthly payments of
$979 through January 2013, bearing interest at 6.25%
per annum, guaranteed by two shareholders, secured by liens
on intangible software assets	22,072	22,072
Note payable to third party, due in monthly payments of
$1,742 through December 2014, bearing interest at 7.00%
per annum, guaranteed by two shareholders secured by
shareholders' personal property	141,719	141,719
Note payable to third party, originally due in full September
2010, and extended during 2010 until October 2011,
bearing interest up to 5.00%, unsecured , in default	50,000	50,000
Total Notes Payable	$299,612	$299,612
Less: Current Portion	299,612	299,612
Long-Term Notes Payable	$--	$--

Note 6—Stockholders’ Deficit

Common Stock—As of January 1, 2014, the Company had 24,031,863 shares of common stock issued and outstanding. During 2014, options to purchase 203,000 shares of common stock expired. No additional shares or options were granted during 2014. As of December 31, 2014, the Company had 24,031,863 common shares issued and outstanding.

As of January 1, 2015, the Company had 24,031,863 shares of common stock outstanding. In March 2015, the Company issued 29,372,277 shares of common stock and a warrant to purchase up to 1,033,585 shares of its common stock, at an exercise price of $0.003 per share, to its principal stockholder, JPF Venture Group, Inc., an investment entity that is majority-owned by the Company’s director, chief executive officer, and chief financial officer. No options were granted during 2015. As of December 31, 2015, the Company had 53,404,140 shares of common stock and no options outstanding.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

A summary of the status of the Company’s stock options as of December 31, 2015, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	--	--
Outstanding at December 31, 2015	--	--
Exercisable at December 31, 2015	--	--
Weighted average exercise price of options granted to
employees in the year ended December 31, 2015	$ --	--

A summary of the status of the Company’s stock options as of December 31, 2014, and the changes during the period ended is presented below:

Weighted Average Fixed Options	Shares	Exercise Price

Outstanding at beginning of year	203,000
Expired	(203,000)	$0.09
Outstanding at December 31, 2014	--	--
Exercisable at December 31, 2014	--	--
Weighted average exercise price of options granted to
employees in the year ended December 31, 2014	$ --	--

The following table summarizes changes in outstanding and exercisable warrants as of December 31, 2015:

	Number of Shares	Price Range
Warrants outstanding:
End of December 31, 2014	--	--
Issued March 23, 2015	1,033,585	$0.003
End of December 31, 2015	1,033,585

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

On March 23, 2015, 1,200,000 shares of Series A Preferred Stock, were returned to the Company and cancelled. No preferred shares or options were granted in 2015. As of December 31, 2015, no shares of preferred stock were issued and outstanding.

In-Kind Contribution of Rent and Salaries—For the year ended December 31, 2014, in-kind contribution of rent and salaries of $4,350 and $12,394, respectively, total was recognized.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 7—Concentrations

Sales—The Company had six customers that represented 25%, 17%, 14%, 12%, 12%, and 11% of the sales for the year ended December 31, 2015. The Company had three customers that represented 54%, 24%, and 18% of sales for the year ended December 31, 2014. The three customers were two healthcare facilities that purchased services, hardware, and software from the Company, and a claims company that paid the Company residual commissions.

Note 8—Income Taxes

As of December 31, 2015, the Company has net operating loss carryforwards of approximately $3,354,000 that expire, if not used, from 2023 through 2035. The valuation allowance at December 31, 2014, was $1,257,606. The net change in the valuation allowance for the year ended December 31, 2015, was an increase of $135,298. The Company paid no income taxes during the years ended December 31, 2015 and 2014. Deferred tax assets and related valuation allowance were as follows at December 31, 2015 and 2014:

	December 31
	2015	2014
Accrued liabilities	$ 83,972	$ 83,972
Operating loss carryforwards	1,308,932	1,173,634
Total Deferred Income Tax Assets	1,392,904	1,257,606
Valuation allowance	(1,392,904)	(1,257,606)
Net Deferred Income Tax Asset	$ --	$ --

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

	For the Years Ended December 31
	2015	2014
Benefit at statutory rate (34%)	$(117,892)	$(8,279)
Nondeductible permanent differences	--	6,533
Change in valuation allowance	135,298	2,968
State tax benefit, net of federal tax	(17,406)	(1,222)
Benefit from Income Taxes	$ --	$ --

Note 9—Commitments and Contingencies

In March 2012, the compensation committee set the annual salary for the chief executive officer to be $50,000 through calendar year 2012 and for subsequent calendar years until otherwise modified in a subsequent compensation committee resolution. The former chief executive officer voluntarily forfeited her salary for the years ended December 31, 2014 and 2015, and contributed the services in-kind.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 10--2015 Investment and Merger Agreements

Investment Agreement—On March 23, 2015, the Company entered into an Investment Agreement dated March 12, 2015, with JPF Venture Group, Inc. (“JPF”). JPF is an investment entity that is majority-owned by Jeremy P. Feakins (“Feakins”), the chairman and chief executive officer of Ocean Thermal Energy Corporation (“OTE”). Presently, JPF is also the Company’s principal stockholder and Feakins is also the Company’s director, chief executive officer, and chief financial officer. Before entering into this agreement, there was no material relationship between the Company and its affiliates and JPF and its affiliates. Under the terms of the Investment Agreement, JPF purchased for $100,000 in cash 29,372,277 shares of the Company’s common stock at $0.003405 per share (the “JPF Stock”) and a warrant to purchase up to 1,033,585 shares of the Company’s common stock at an exercise price of $0.003 per share. The JPF Stock represents a 55% ownership interest by JPF in the Company, without giving effect to the issuance of additional shares of the Company’s common stock on the conversion of outstanding convertible notes.

JPF’s investment was used principally to initiate and pursue an updated technical and commercialization review of the Company’s intellectual properties with a view toward possible broadened marketing introduction and, in general, advance the Company’s business activities and bring its regulatory filings current.

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

Agreement and Plan of Merger

Also on March 23, 2015, the Company entered into an Agreement and Plan of Merger with OTE, under which it would have acquired OTE in exchange for what would have constituted 95% of its outstanding stock, after giving effect to the transaction. Before entering into this agreement, there were no material relationships between the Company and its affiliates and OTE and its affiliates.

The completion of the Company’s acquisition of OTE was subject to a number of conditions, including approval of the transaction to the OTE shareholders by the California Corporations Commission, No action was taken on that application after nine months of consideration, so the parties agreed to terminate the proposed acquisition, with each party paying its own costs.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Note 11—Subsequent Events

2015 Convertible Note Payable to Related Party

In January and February of 2016, the Company received the remaining $12,500 from the November 23, 2015, note.

2016 Convertible Note Payable to Related Party

On February 25, 2016, the Company borrowed $50,000 from JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note.