Form 10-Q
period 2016-03-31
TETRIDYN SOLUTIONS INC
filed 2016-05-16
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2016, issuer had 60,404,140 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2016	2015
		(Unaudited)
ASSETS
Current Assets
Cash		$ 365	$ 4,667
Prepaid Expenses		-	2,478
Total Current Assets		365	7,145
Total Assets		$ 365	$ 7,145

LIABILITIES
Current Liabilities
Accounts payable		$ 443,525	$ 473,732
Accrued liabilities		338,340	321,827
Notes payable		299,612	299,612
Convertible notes payable to and cash advances from related party, net of debt discount		548,900	467,628
Total Current Liabilities		1,630,377	1,562,799
Total Liabilities		$ 1,630,377	$ 1,562,799

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and 0
	shares, respectively	-	-
Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	53,404,140 shares and
	53,404,140 shares, respectively	53,404	53,404
Additional paid-in capital		3,168,324	3,164,991
Accumulated deficit		(4,851,740)	(4,774,049)
Total Stockholders' Deficit		(1,630,012)	(1,555,654)

Total Liabilities and Stockholders' Deficit		$ 365	$ 7,145

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$ 49	$ 1,690
Cost of Revenue	-	-
Gross Profit	49	1,690
Operating Expenses
General and administrative	21,167	8,895
Professional fees	25,076	35,510
Total Operating Expenses	46,243	44,405
Net Loss from Operations	(46,194)	(42,715)
Other Expenses
Interest Expense	(31,497)	(11,798)
Total Other Expenses	(31,497)	(11,798)
Net Loss from Operations before
Provision for Income Taxes	(77,691)	(54,513)
Provision for Income Taxes	-	-
Net Loss	(77,691)	(54,513)

Total Basic and Diluted Loss Per Common Share	$ -	$ -

Basic and Diluted Weighted-Average
Common Shares Outstanding	53,404,140	30,348,482

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$ (77,691)	$ (54,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	17,105	-
Changes in operating assets and liabilities:
Prepaid expenses	2,478	-
Accrued expenses	16,513	7,092
Accounts payable	(30,207)	40,215
Customer deposits	-	(1,555)
Net Cash Used in Operating Activities	(71,802)	(8,761)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from related party debt	67,500	-
Proceeds from sale of common stock	-	100,000
Net Cash Provided by Financing Activities	67,500	100,000
Net Increase (Decrease) in Cash	(4,302)	91,239
Cash at Beginning of Period	4,667	178
Cash at End of Period	$ 365	$ 91,417

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest expense and lines of credit	$ 4,256	$ 4,703

Noncash Transactions:
Convertible note payable issued in exchange for existing convertible notes payable	$ -	$ 394,380
Cancellation of preferred stock	$ -	$ 1,200
Beneficial Conversion Feature on Convertible Notes Payable	$ 3,333	$ -

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statements presentation. The results for any interim period are not necessarily indicative of the results to be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, including the financial statements and notes thereto.

Note 2–Organization and Summary of Significant Accounting Policies

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments–The Company had only one business segment for the three months ended March 31, 2016 and 2015.

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

The Company had one customer that represented 100% of its sales for the three-month periods ended March 31, 2016, and 2015.

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $77,691 and used $71,802 of cash in operating activities for the three months ended March 31, 2016. The Company had a working capital deficiency of $1,630,012 and a stockholders’ deficit of $1,630,012 as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes–The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s recent equity raises, and possibly past restructuring events, have resulted in the occurrence of a triggering event as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could limit the use of the Company’s net operating loss carryforwards. The Company has yet to undertake a study to quantify any limitations on the use of its net operating loss carryforwards.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by ASC 260, Earnings Per Share. As of March 31, 2016 and 2015, 1,033,585 and 0, respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of March 31, 2016 and 2015, 21,528,176 and 15,856,613, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 4–Accounts Payable and Accrued Liabilities

As of March 31, 2016, the Company had $443,525 in accounts payable, $261,609 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s former president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse these officers for these liabilities.

As of March 31, 2016, the Company had $338,340 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its former officers, which were assigned by the officers to JPF Venture Group, Inc. (“JPF”), pursuant to an Investment Agreement dated March 12, 2015.

Note 5–Convertible Notes Payable and Advances Owed to Related Parties and Office Rental

On March 19, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of March 31, 2016, accrued but unpaid interest on this note was $24,588.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of March 31, 2016, the outstanding balance was $50,000, plus accrued interest of $1,958. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of March 31, 2016, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of March 31, 2016, the outstanding balance was $50,000, plus accrued interest of $969. The Company recorded a debt discount of $24,667 for the fair value of the beneficial conversion feature, of the $37,500 received before December 31, 2015. As of March 31, 2016, the Company amortized $24,667 of the debt discount on that debt. The Company recorded a debt discount on the remaining $12,500 of $3,333. As of March 31, 2016, the Company amortized $2,851 of the debt discount.

On February 25, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The term of the note is as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of March 31, 2016, the total outstanding balance was $50,000, plus accrued interest of $249. No beneficial conversion feature existed as the stock price on the date of issuance was equal to the conversion price.

On March 30, 2016, the Company's principal stockholder JPF advanced $5,000, payable on demand.

As of March 31, 2016, the Company had $548,900 in convertible notes and a cash advance payable due to related parties, with $27,764 in accrued interest and debt discount of $482.

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer, and rents space on a month-to-month basis with no long-term commitment. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement is $7,500 for the three months ended March 31, 2016.

Note 6–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $13,787 through March 31, 2016. The Company plans to work with the entity to arrange for an extension on the loan.

As of March 31, 2016, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments, with an outstanding balance of $163,791 and accrued interest of $31,978 as of March 31, 2016. Both loans were guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2016, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $82,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $22,706 as of March 31, 2016. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7–Subsequent Events

Stock-Based Compensation–On April 6, 2016, the Company’s board of directors approved the 2016 Long-Term Incentive Plan under which up to 12,000,000 shares of common stock may be issued. On April 6, 2016, 7,000,000 shares of common stock were issued to officers and advisors in accordance with the 2016 Long-Term Incentive Plan. The 2016 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2016 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success. The 2016 plan must be approved by the stockholders within one year of board adoption in order to permit the grant of incentive stock options.

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

Effective January 1, 2006, the Company adopted the provisions of ASC 505 for its stock-based compensation plan. Under ASC 505, all employee stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense over the requisite service period, which is typically through the date the options or awards vest. The Company adopted ASC 505 using the modified prospective method. Under this method, for all stock-based options and awards granted before January 1, 2006, that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of ASC 505 for pro forma and disclosure purposes. Furthermore, compensation costs will also be recognized for any awards issued, modified, repurchased, or cancelled after January 1, 2006.

Related-Party Advance–On April 27, 2016, the Company's principal stockholder JPF advanced $10,000, payable on demand.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of the software and IT services industries; the success of our product development, marketing, and sales activities; vigorous competition in the software industry; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

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

Revenue

We have only generated nominal revenue during the periods covered by this report as our activities consist principally of testing our products.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues and Cost of Revenue

Our revenue of $49 and $1,690 for the three months ended March 31, 2016 and 2015, was not material.

Operating Expenses

General and administrative expenses were $21,167 for the three months ended March 31, 2016, compared to $8,895 for the three months ended March 31, 2015, representing an increase of $12,272, or 138%, in 2016. The increase in our general and administrative expenses for the three-month period ended March 31, 2016, as compared to the three months ended March 31, 2015, reflects an increase in payroll and rent expense, as we supported third-party testing of products.

Professional fees expenses were $25,076 for the three months ended March 31, 2016, compared to $35,510 for the three months ended March 31, 2015, representing a decrease of $10,434, or 29%, for the three-month period. The decrease in our professional fees expenses for the three-month period ended March 31, 2016, as compared to the three months ended March 31, 2015, reflects the additional legal fees that were associated with investment and acquisition negotiations in 2015.

Interest expense was $31,497 for the three months ended March 31, 2016, as compared to $11,798 for the three months ended March 31, 2015, representing an increase of $19,699, or 167%, for the three-month period. The change in interest expense was due to an increase in outstanding indebtedness and amortization of debt discount in the current year over the prior year.

Liquidity and Capital Resources

At March 31, 2016, our principal source of liquidity consisted of $365 of cash, as compared to $4,667 of cash at December 31, 2015. In addition, our stockholders’ deficit was $1,630,012 at March 31, 2016, compared to stockholders’ deficit of $1,555,654 at December 31, 2015, an increase in the deficit of $74,358.

Our operations used net cash of $71,802 during the three months ended March 31, 2016, as compared to using net cash of $8,761 during the three months ended March 31, 2015. The $63,041 increase in cash used was primarily due to the $30,207 reduction of accounts payable, which more than offset noncash expenditures of $17,105 for amortization of note discount and $16,513 for increase in accrued expense.

Investing activities for the three months ended March 31, 2016 and 2015, did not use or provide cash, reflecting our limited activities.

Financing activities provided cash of $67,500 for our operations during the three months ended March 31, 2016, due to a loan from a related party, reflecting our dependence on external financing.

We are focusing our efforts on completing testing of our product, so that we can commence sales to generate revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months. We expect that new sales will enable us to begin our payments on indebtedness and support the development of other products. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we feel that our revenues are sufficient for our IT business solutions segment to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and sales.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2015, consolidated financial statements. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

As of March 31, 2016, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $11,289 through March 31, 2016.

As of March 31, 2016, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $39,519 as of March 31, 2016. Both loans were guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.

As of March 31, 2016, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $82,070 in late payments with an outstanding balance of $85,821 and accrued interest of $16,703 as of March 31, 2016. This loan is secured by a junior lien on all our assets and shares of founders’ common stock.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the current report on Form 8-K filed March 1, 2016.

10.28	TetriDyn Solutions, Inc. 2016 Incentive Plan	Incorporated by reference from the registration statement on Form S-8 filed April 7, 2016.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

Item 101	Interactive Data
101	Interactive Data files	Attached
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

TETRIDYN SOLUTIONS, INC.

Date: May 16, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer