Form 10-Q
period 2016-06-30
TETRIDYN SOLUTIONS INC
filed 2016-07-27
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 26, 2016, issuer had 60,404,140 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2016	2015
		(Unaudited)
	ASSETS
	Current Assets
	Cash	$148	$4,667
	Prepaid Expenses	-	2,478
	Total Current Assets	148	7,145
	Total Assets	$148	$7,145

	LIABILITIES
	Current Liabilities
	Accounts payable	$453,078	$473,732
	Accrued liabilities	357,025	321,827
	Notes payable	299,612	299,612
	Convertible note payable to related party, net of debt discount	579,380	467,628
	Total Current Liabilities	1,689,095	1,562,799
	Total Liabilities	$1,689,095	$1,562,799

	COMMITMENTS AND CONTINGENCIES

	STOCKHOLDERS' DEFICIT
	Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and 0
	shares, respectively	-	-
	Common stock - $0.001 par value
Authorized:	100,000,000 shares
Issued and outstanding:	60,404,140 shares and
	53,404,140 shares, respectively	60,404	53,404
	Additional paid-in capital	3,371,324	3,164,991
	Accumulated deficit	(5,120,675)	(4,774,049)
	Total Stockholders' Deficit	(1,688,947)	(1,555,654)

	Total Liabilities and Stockholders' Deficit	$148	$7,145

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1	$2,073	$50	$3,763
Cost of Revenue	-	40	-	40
Gross Profit	1	2,033	50	3,723
Operating Expenses
General and administrative	231,128	17,435	252,295	26,330
Professional fees	21,998	33,300	47,074	68,810
Total Operating Expenses	253,126	50,735	299,369	95,140
Net Loss from Operations	(253,125)	(48,702)	(299,319)	(91,417)
Other Expenses
Interest expense	(15,810)	(10,884)	(47,307)	(22,682)
Total Other Expenses	(15,810)	(10,884)	(47,307)	(22,682)
Net Loss from Operations before
Provision for Income Taxes	(268,935)	(59,586)	(346,626)	(114,099)
Provision for Income Taxes	-	-	-	-
Net Loss	$(268,935)	$(59,586)	$(346,626)	$(114,099)

Total Basic and Diluted Loss Per Common Share	$-	$-	$(0.01)	$-

Basic and Diluted Weighted-Average
Common Shares Outstanding	59,942,602	53,404,140	56,673,371	41,882,418

See the accompanying notes to condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(346,626)	$	$ (114,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	17,585		-
Stock compensation	210,000		-
Changes in operating assets and liabilities:
Prepaid expenses	2,478		-
Accounts payable	(20,654)		13,924
Accrued liabilities	35,198		9,859
Customer deposits	-		(3,445)
Net Cash Used in Operating Activities	(102,019)		(93,761)
Cash Flows from Financing Activities
Proceeds from related-party debt	97,500		-
Proceeds from sale of common stock	-		100,000
Net Cash Provided by Financing Activities	97,500		100,000
Net Increase (Decrease) in Cash	(4,519)		6,239
Cash at Beginning of Period	4,667		178
Cash at End of Period	$148		$6,417

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$-		$-
Cash paid for interest expense and lines of credit	$8,156		$3,789

Noncash Transactions:
Convertible note payable issued in exchange for existing convertible notes payable	$-		$394,380
Cancellation of preferred stock	$-		$1,200
Beneficial conversion feature on convertible notes payable	$3,333		$-

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

Business Segments–The Company had only one business segment for the six months ended June 30, 2016 and 2015.

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

The Company had one customer that represented 100% of its sales for the three- and six-month periods ended June 30, 2016, and 2015.

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $346,626 and used $102,019 of cash in operating activities for the six months ended June 30, 2016. The Company had a working capital deficiency of $1,688,947 and a stockholders’ deficit of $1,688,947 as of June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by ASC 260, Earnings Per Share. As of June 30, 2016 and 2015, 1,033,585 and 1,033,585, respectively, of common share equivalents for granted stock warrants were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of June 30, 2016 and 2015, 22,728,724 and 15,954,938, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

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

Note 4–Accounts Payable and Accrued Liabilities

As of June 30, 2016, the Company had $453,078 in accounts payable, $261,609 of which was due on multiple revolving credit cards under the name of the Company’s former chief executive officer (now deceased) or the name of the Company’s former president. These amounts represent advances to the Company from funds borrowed on credit cards in the names of these officers as an accommodation to the Company at a time when it was unable to obtain advances on its own credit. The obligations bear varying rates of interest between 5.25% and 27.24%. The Company agreed to reimburse these officers for these liabilities.

As of June 30, 2016, the Company had $357,025 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of its former officers, which were assigned by the officers to JPF Venture Group, Inc. (“JPF”), pursuant to an Investment Agreement dated March 12, 2015.

Note 5–Convertible Notes Payable and Advances Owed to Related Parties and Office Rental

On March 19, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of June 30, 2016, accrued but unpaid interest on this note was $35,569.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder, JPF, pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of June 30, 2016, the outstanding balance was $50,000, plus accrued interest of $2,717. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of June 30, 2016, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder, JPF, pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of June 30, 2016, the outstanding balance was $50,000, plus accrued interest of $1,700. The Company recorded a debt discount of $28,000 for the fair value of the beneficial conversion feature. As of June 30, 2016, the Company amortized $28,000 of the debt discount on that debt.

On February 25, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of June 30, 2016, the outstanding balance was $50,000, plus accrued interest of $1,400. No beneficial conversion feature existed as the stock price on the date of issuance was equal to the conversion price.

On May 20, 2016, the Company issued a promissory note in the amount of $50,000 to its principal stockholder, JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of June 30, 2016, the outstanding balance was $47,500, plus accrued interest of $980. No beneficial conversion feature existed as the stock price on the date of issuance was equal to the conversion price.

As of June 30, 2016, the Company had $579,380 in convertible notes payable due to related parties, with $37,337 in accrued interest.

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer, and rents space on a month-to-month basis with no long-term commitment. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement is $7,500 and $15,000 for the three and six months ended June 30, 2016, respectively.

Note 6–Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $14,411 through June 30, 2016. The Company plans to work with the entity to arrange for an extension on the loan.

As of June 30, 2016, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $73,470 in late payments, with an outstanding balance of $163,791 and accrued interest of $30,896 as of June 30, 2016. Both loans were guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2016, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $82,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $24,204 as of June 30, 2016. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

Note 7–Stockholders’ Deficit

Stock-Based Compensation–On April 6, 2016, the Company’s board of directors approved the 2016 Long-Term Incentive Plan under which up to 12,000,000 shares of common stock may be issued. On April 6, 2016, 7,000,000 shares of common stock were issued to officers and advisors in accordance with the 2016 Long-Term Incentive Plan with a fair value of $210,000. The 2016 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2016 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success. The 2016 plan must be approved by the stockholders within one year of board adoption in order to permit the grant of incentive stock options.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues and Cost of Revenue

Our revenue of $1 for the three months ended June 30, 2016, and $2,073 for the three months ended June 30, 2015, was not material.

Operating Expenses

General and administrative expenses were $231,128 for the three months ended June 30, 2016, compared to $17,435 for the three months ended June 30, 2015, representing an increase of $213,693, or over 12 times the amount in the earlier period. The increase in our general and administrative expenses for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflects increased stock compensation.

Professional fees expenses were $21,998 for the three months ended June 30, 2016, compared to $33,300 for the three months ended June 30, 2015, representing a decrease of $11,302, or 34%, for the three-month periods. The decrease in our professional fees expenses for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflects additional legal fees that were associated with investment and acquisition negotiations in 2015.

Interest expense was $15,810 for the three months ended June 30, 2016, as compared to $10,884 for the three months ended June 30, 2015, representing an increase of $4,926, or 45%, for the three-month periods. The change in interest expense was due to an increase in outstanding indebtedness and amortization of debt discount in the current year over the prior year.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues and Cost of Revenue

Our revenue of $50 for the six months ended June 30, 2016, and $3,763 for the six months ended June 30, 2015, was not material.

Operating Expenses

General and administrative expenses were $252,295 for the six months ended June 30, 2016, compared to $26,330 for the six months ended June 30, 2015, representing an increase of $225,965, or over eight times the amount of the earlier period. The increase in our general and administrative expenses for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, reflects increased stock compensation.

Professional fees expenses were $47,074 for the six months ended June 30, 2016, compared to $68,810 for the six months ended June 30, 2015, representing a decrease of $21,736, or 32%, for the six-month periods. The decrease in our professional fees expenses for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, reflects additional legal fees that were associated with investment and acquisition negotiations in 2015.

Interest expense was $47,307 for the six months ended June 30, 2016, as compared to $22,682 for the six months ended June 30, 2015, representing an increase of $24,625, or 109%, for the six-month periods. The change in interest expense was due to an increase in outstanding indebtedness and amortization of debt discount in the current year over the prior year.

Liquidity and Capital Resources

At June 30, 2016, our principal source of liquidity consisted of $148 of cash, as compared to $4,667 of cash at December 31, 2015. In addition, our stockholders’ deficit was $1,688,947 at June 30, 2016, compared to stockholders’ deficit of $1,555,654 at December 31, 2015, an increase in the deficit of $133,293.

Our operations used net cash of $102,019 during the six months ended June 30, 2016, as compared to using net cash of $93,761 during the six months ended June 30, 2015. The $8,258 increase in cash used was the result of an increase in accrued liabilities partially offset by a decrease in accounts payable.

Investing activities for the six months ended June 30, 2016 and 2015, did not use or provide cash, reflecting our limited activities.

Financing activities provided cash of $97,500 for our operations during the six months ended June 30, 2016, due to a loan from a related party, reflecting our dependence on external financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

As of June 30, 2016, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $14,411 through June 30, 2016.

As of June 30, 2016, we were delinquent in payments on two loans to a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $163,791 and accrued interest of $30,896 as of June 30, 2016. Both loans were guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.

As of June 30, 2016, we were delinquent in payments on a loan to a third economic development entity. We owed the third economic entity $82,070 in late payments with an outstanding balance of $85,821 and accrued interest of $24,204 as of June 30, 2016. This loan is secured by a junior lien on all our assets and shares of founders’ common stock.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.29	Promissory Note for $50,000 dated May 20, 2016	Incorporated by reference from the current report on Form 8-K filed May 24, 2016.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Attached.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached.

Item 101	Interactive Data
101	Interactive Data files	Attached
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

TETRIDYN SOLUTIONS, INC.

Date: July 27, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer