Form 10-Q
period 2016-09-30
TETRIDYN SOLUTIONS INC
filed 2016-11-07
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2016, issuer had 60,404,140 outstanding shares of common stock, par value $0.001.

TABLE OF CONTENTS

Item	Description	Page

	PART I—FINANCIAL INFORMATION
1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited)	3
	Condensed Consolidated Statements of Operations (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3	Quantitative and Qualitative Disclosures about Market Risk	13
4	Controls and Procedures	13

	PART II—OTHER INFORMATION
3	Defaults upon Senior Securities	15
6	Exhibits	15
	Signature	15

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,110	$4,667
Prepaid expenses	--	2,478
Total current assets	1,110	7,145
Total assets	$1,110	$7,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Current liabilities
Accounts payable	$186,330	$473,732
Accrued liabilities	372,277	321,827
Notes payable	295,899	299,612
Convertible note payable to related party, net of debt discount	604,380	467,628
Total current liabilities	1,458,886	1,562,799
Total liabilities	1,458,886	1,562,799

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
0 shares outstanding as of September 30, 2016, and
December 31, 2015, respectively	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized
60,404,140 and 53,404,140 shares issued and outstanding as of
September 30, 2016, and December 31, 2015, respectively	60,404	53,404
Additional paid-in capital	3,663,452	3,164,991
Accumulated deficit	(5,181,632)	(4,774,049)
Total stockholders’ deficit	(1,457,776)	(1,555,654)
Total liabilities and stockholders’ deficit	$1,110	$7,145

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenues	$--	$93	$50	$3,856
Cost of Revenues	--	--	--	40
Gross Profit	--	93	50	3,816

Operating costs and expenses:
General and administrative	22,310	19,508	274,605	45,838
Professional fees	28,592	100,927	75,666	169,737
Total operating expenses	50,902	120,435	350,271	215,575

Operating loss	(50,902)	(120,342)	(350,221)	(211,759)

Other expense:
Interest expense	(10,053)	(43,300)	(57,362)	(65,982)
Total other expense	(10,053)	(43,300)	(57,362)	(65,982)

Net loss	$(60,955)	$(163,642)	$(407,583)	$(277,741)

Total basic and diluted loss
per common share	$--	$--	$(0.01)	$(0.01)
Basic and diluted weighted-average
common shares outstanding	60,404,140	53,404,140	57,926,038	45,765,196

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(407,583)	$(277,741)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock compensation	210,000	--
Amortization of debt discount	17,585	28,889
Increase (decrease) from changes in working capital items:
Prepaid expenses	2,478	(2,500)
Other current assets	--	(3,445)
Accounts payable and accrued liabilities	55,176	108,855
Net cash used in operating activities	(122,344)	(145,942)

Cash flows from financing activities:
Proceeds from common stock issuance	--	100,000
Payments on notes payable	(3,713)	--
Proceeds from related-party note payable	122,500	50,000
Net cash provided by financing activities	118,787	150,000

Net (decrease) increase in cash	(3,557)	4,058
Cash and cash equivalents at beginning of year	4,667	178
Cash and cash equivalents at end of period	$1,110	$4,236

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$--	$--
Cash paid for interest expense and lines of credit	$12,388	$12,741

Noncash Transactions:
Convertible note payable issued in exchange for
existing convertible note payable	$--	$394,380
Forgiveness of accounts payable and accrued liabilities	$292,128	--
Cancellation of preferred stock	$--	$1,200
Beneficial conversion feature on convertible note payable	$3,333	$50,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Nature of Business; Basis of Presentation

TetriDyn Solutions, Inc. optimizes business and information technology (IT) processes by using systems engineering methodologies, strategic planning, and system integration to develop radio-frequency identification products to address location tracking issues in the healthcare industry, including issues surrounding patient care; optimization of business processes for healthcare providers; improved reporting of incidents; and increased revenues for provided services.

The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. As used in this report, the terms “we,” “us,” and “our” mean TetriDyn Solutions, Inc., and its subsidiary, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. The results of the interim period are not indicative of the results expected for the year ended December 31, 2016.

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $407,583 and used $122,344 of cash in operating activities for the nine months ended September 30, 2016. We had a working capital deficiency and a stockholders’ deficit of $1,457,776 as of September 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3: Income Taxes

No income tax expense was recognized for the three- and nine-month periods ended September 30, 2016 and 2015, and the three-month period ended September 30, 2015, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service and various states for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2015, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the nine months ended September 30, 2016.

Our recent equity raises and past restructuring events have resulted in the occurrence of a triggering event as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could limit the use of the our net operating loss carryforwards. We have yet to undertake a study to quantify any limitations on their use.

Note 4: Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

●
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2016, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first nine months of 2016.

Note 5: Net Loss per Common Share

Basic earnings per share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding. We recorded a net loss for each of the three- and nine-month periods ended September 30, 2016 and 2015, so there are no diluted earnings per share calculated for those periods. Basic and diluted earnings per share were essentially the same for all periods presented.

As of both September 30, 2016 and 2015, 1,033,585 outstanding common share equivalents for granted stock warrants were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of September 30, 2016 and 2015, 23,796,172 and 18,296,754, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Note 6: Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We note that this guidance applies to our reporting requirements and will implement the new guidance accordingly.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 7: Accounts Payable and Accrued Liabilities

As of June 30, 2016, we had $261,609 included in our accounts payable which was related to balances due for multiple revolving credit cards under the name of our former chief executive officer (now deceased). These amounts represent advances to us from funds borrowed on credit cards in the name of this officer as an accommodation to us at a time when we were unable to obtain advances on our own credit. Upon his death, these obligations became debts of his estate. Previously, we had agreed to carry these as liabilities on our financial statements until such time as the statute of limitations for collection by the credit card companies expired. Subsequent to September 30, 2016, we were notified by the executor of our former officer’s estate, who is also one of our former directors, that the estate would not pursue any future repayment by us. Accordingly, we have removed these obligations from our balance sheet. Since our former director is one of our affiliates, the removal of the obligations resulted in an increase in our additional paid-in capital.

In addition, as of June 30, 2016, we also had $30,518 included in our accounts payable that was related to balances due for services rendered by the same former director. Subsequent to September 30, this amount was also forgiven by our former director, resulting in a further increase in our additional paid-in capital.

As of September 30, 2016, we had $186,330 in accounts payable, the majority of which is for professional services performed for us in prior periods, and other obligations to former directors.

As of September 30, 2016, we had $372,277 in accrued liabilities. The accrued liabilities included $213,436 in unpaid salaries to two of our former officers, which were assigned by the officers to JPF Venture Group, Inc., pursuant to an Investment Agreement dated March 12, 2015.

Note 8: Related-Party Transactions

On March 19, 2015, we exchanged convertible notes issued in 2010, 2011, and 2012, payable to our former officers and directors, in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), our principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2016, accrued but unpaid interest on this note was $36,616.

On September 23, 2015, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. We received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. As of September 30, 2016, the outstanding balance was $50,000, plus accrued interest of $3,484. We recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of September 30, 2016, we had amortized all of the debt discount.

On November 23, 2015, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. We received $37,500 before December 31, 2015, and the remaining $12,500 was received in 2016. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. As of September 30, 2016, the outstanding balance was $50,000, plus accrued interest of $2,336. We recorded a debt discount of $28,000 for the fair value of the beneficial conversion feature. As of September 30, 2016, we had amortized all of the debt discount.

On February 25, 2016, we borrowed $50,000 from our principal stockholder, JPF, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of September 30, 2016, the outstanding balance was $50,000, plus accrued interest of $1,875. No beneficial conversion feature existed as the stock price on the date of issuance was equal to the conversion price.

On May 20, 2016, we issued a promissory note in the amount of $50,000 to our principal stockholder, JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of September 30, 2016, the outstanding balance was $50,000, plus accrued interest of $967. No beneficial conversion feature existed as the stock price on the date of issuance was equal to the conversion price. In addition, we received an additional $10,000 from JPF during the third quarter of 2016, which became part of a new $50,000 promissory note issued in October 2016.

As of September 30, 2016, we had $604,380 in convertible notes payable due to related parties, with $45,296 of accrued interest, included in our accrued liabilities.

On March 1, 2015, we entered into a lease agreement with a company whose managing partner is our chief executive officer and rent space on a month-to-month basis with no long-term commitment. The monthly rent is $2,500 per month. Rent expense per this agreement is $7,500 and $22,500 for the three and nine months ended September 30, 2016, respectively.

Note 9: Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $15,049 through September 30, 2016. If we receive payment demands, we plan to work with this creditor to arrange for restructured payment terms. JPF has agreed to guarantee this obligation.

As of September 30, 2016, we were delinquent in payments on two loans from a second economic development entity. We owed this economic entity $73,470 in late payments, with an outstanding balance of $160,078 and accrued interest of $33,763 as of September 30, 2016. Both loans were guaranteed by two of our former officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. If we receive payment demands, we plan to work with this creditor to arrange for restructured payment terms. JPF has agreed to guarantee this obligation.

As of September 30, 2016, we were delinquent in payments on a loan from a third economic development entity. We owed the third economic entity $82,070 in late payments, with an outstanding balance of $85,821 and accrued interest of $25,718 as of September 30, 2016. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. If we receive payment demands, we plan to work with this creditor to arrange for restructured payment terms. JPF has agreed to guarantee this obligation.

Note 10: Share-Based Compensation

On April 6, 2016, our board of directors approved the 2016 Long-Term Incentive Plan under which up to 12,000,000 shares of common stock may be issued. On April 6, 2016, 7,000,000 shares of common stock were issued to officers and advisors in accordance with the 2016 Long-Term Incentive Plan with a fair value of $210,000. We recorded that amount as compensation expense during the first nine months of 2016.

Note 11: Commitments and Contingencies

Due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. In our opinion, there are no material pending legal proceedings to which we are a party, of which any of our property is the subject, or for which an outcome adverse to us would have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of the software and information technology (IT) services industries; the success of our product development, marketing, and sales activities; vigorous competition in the software industry; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Overview

We optimize business and IT processes by using systems engineering methodologies, strategic development, and integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

We have recently focused on business IT solutions to the healthcare industry. We may seek to expand our service offerings into selected other professional industries as those markets develop and as we develop new applications for our integrated system of radio frequency identification and software solutions for tracking, management, and diagnostic systems.

As we continue development of our proprietary concepts and identify specific commercialization opportunities, we will focus on those product markets for which we might be able to get external funding through joint venture agreements, strategic partnerships, or other direct investments. We also consider opportunities in other business lines that may allow us to increase our value.

Revenue

We have only generated nominal revenue during the periods covered by this report as our activities consist principally of testing our products.

Description of Expenses

General and administrative expenses consist primarily of salaries and related costs for accounting, administration, finance, human resources, and information systems, and stock compensation costs.

Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, and investor relations services.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues and Cost of Revenue

Our revenue of $0 for the three months ended September 30, 2016, and $93 for the three months ended September 30, 2015, was not material.

Operating Expenses

General and administrative expenses were $22,310 for the three months ended September 30, 2016, compared to $19,508 for the three months ended September 30, 2015, an increase of 14%. The increase is due primarily to SEC-related compliance and filing fees.

Professional fees expenses were $28,592 for the three months ended September 30, 2016, compared to $100,927 for the three months ended September 30, 2015, a decrease of 72%, for the three-month periods. During the third quarter of 2015, we incurred significant costs for legal and accounting fees related to our 2015 proposed merger, later abandoned, and filing past-due periodic reports with the Securities and Exchange Commission.

Interest expense was $10,053 for the three months ended September 30, 2016, compared to $43,300 for the three months ended September 30, 2015, a decrease of 77%. During the third quarter of 2015, we included the amortization of a debt discount associated with a convertible note payable to JPF in the amount of $28,889 in our interest expense. The debt discount was fully amortized in periods prior to the third quarter of 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues and Cost of Revenue

Our revenue of $50 for the nine months ended September 30, 2016, and $3,856 for the nine months ended September 30, 2015, was not material.

Operating Expenses

General and administrative expenses were $274,605 for the nine months ended September 30, 2016, compared to $45,838 for the nine months ended September 30, 2015, an increase of $228,767 compared to the earlier period. The increase is primarily due to stock compensation costs of $210,000 in 2016.

Professional fees expenses were $75,666 for the nine months ended September 30, 2016, compared to $169,737 for the nine months ended September 30, 2015, a decrease of $94,071. The decrease in our professional fees expenses reflects higher legal fees that were associated with investment and acquisition negotiations in 2015.

Interest expense was $57,362 for the nine months ended September 30, 2016, compared to $65,982 for the nine months ended September 30, 2015, a decrease of $8,620. The change in interest expense was due to the amortization of debt discount in the prior year compared to the current year.

Liquidity and Capital Resources

At September 30, 2016, we had $1,110 of cash, compared to $4,667 of cash at December 31, 2015. Our stockholders’ deficit was $1,457,776 at September 30, 2016.

Our operations used net cash of $122,344 during the nine months ended September 30, 2016, compared to net cash used of $145,942 during the nine months ended September 30, 2015. The decrease in cash used was primarily the result of lower professional fees in 2016.

Financing activities provided cash of $118,787 for our operations during the nine months ended September 30, 2016, primarily due to a loan from a related party, reflecting our dependence on external financing.

As of June 30, 2016, we had $261,609 included in our accounts payable, which was related to balances due for multiple revolving credit cards under the name of our former chief executive officer (now deceased). These amounts represent advances to us from funds borrowed on credit cards in the name of this officer as an accommodation to us at a time when we were unable to obtain advances on our own credit. Upon his death, these obligations became debts of his estate. Previously, we had agreed to carry these as liabilities on our financial statements until such time as the statute of limitations for collection by the credit card companies expired. Subsequent to September 30, 2016, we were notified by the executor of our former officer’s estate, who is also one of our former directors, that the estate would not pursue any future repayment by us. Accordingly, we have removed these obligations from our balance sheet. Since our former director is one of our affiliates, the removal of the obligations resulted in an increase in our additional paid-in capital.

In addition, as of June 30, 2016, we also had $30,518 included in our accounts payable that was related to balances due for services rendered by the same former director. Subsequent to September 30, this amount was also forgiven by our former director, resulting in a further increase in our additional paid-in capital.

We are focusing our efforts on completing testing of our product, so that we can complete product development to commence sales to generate revenue while we explore external funding alternatives as our current cash is insufficient to fund operations for the next 12 months. Our efforts to advance product commercialization is constrained by our lack of capital. We expect that new sales would enable us to begin our payments on indebtedness and support the development of other products. Although our independent auditors have expressed substantial doubt about our ability to continue as a going concern, we believe that increased revenues could be sufficient for our IT business solutions segment to continue as a going concern. However, in order to expand our product offerings, we expect that we will require additional investments and sales.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable, and timely information about our earnings results, financial condition, and cash flows.

The preparation of financial statements in accordance with GAAP requires our management to make judgments, estimates, and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions, which are based on historical experience, changes in business conditions, and other relevant factors that it believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2016, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016.

As of September 30, 2016, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 3. DEFAULTS ON SECURITIES

As of September 30, 2016, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $15,049 through September 30, 2016.

As of September 30, 2016, we were delinquent in payments on two loans from a second economic development entity. We owed this economic entity $73,470 in late payments with an outstanding balance of $160,076 and accrued interest of $33,763 as of September 30, 2016. Both loans were guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property.

As of September 30, 2016, we were delinquent in payments on a loan from a third economic development entity. We owed the third economic entity $82,070 in late payments with an outstanding balance of $85,821 and accrued interest of $25,718 as of September 30, 2016. This loan is secured by a junior lien on all our assets and shares of founders’ common stock.

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

TETRIDYN SOLUTIONS, INC.

Date: November 4, 2016	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer