Form 10-K
period 2016-12-31
TETRIDYN SOLUTIONS INC
filed 2017-04-04
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File No. 033-19411-C

TETRIDYN SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Queen Street, Lancaster, PA

(Address of principal executive offices)

Issuer’s telephone number: 717-715-0238

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,812,124.20 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

At March 30, 2017, there were 246,616 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to TetriDyn Solutions, Inc., a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management's expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

ii

PART I

ITEM 1. BUSINESS.

THE BUSINESS

Recent Acquisitions

On December 8, 2016, the Company completed the purchase (the “EcoVillage Acquisition”) of all of the assets of JPF Venture Group, Inc., a Delaware corporation (“JPF”), used primarily in connection with the business of JPF consisting of the development of a sustainable living community by creating an ecologically sustainable “EcoVillage” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “JPF Assets”), pursuant to the terms of an Asset Purchase Agreement by and between the Company and JPF dated December 8, 2016 (the “JPF Purchase Agreement”). The JPF Assets purchased, primarily used in the Company’s business, includes designs, conceptual plans, blueprints, drawings, sketches, outlines, maps, plots, diagrams, drafts, representations, schemes, models and other similar items related to the business. JPF is an entity owned and controlled by Jeremy Feakins, the Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors of the Company. Please see the Company’s Current Report on Form 8-K filed on December 12, 2016 for more information.

On March 1, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocean Thermal Energy Corporation, a Delaware corporation (“OTE”). OTE is engaged in the business of developing deep-water hydrothermal technologies to provide renewable energy and drinking water. OTE’s Ocean Thermal Energy Conversion (“OTEC”) and Sea Water Air Conditioning (“SWAC”) technologies are designed to take advantage of the difference between cold deep water and warmer surface water to produce hydrothermal energy without requiring fossil fuels. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a newly-created Delaware corporation that is wholly-owned by TetriDyn (“TetriDyn Merger Sub”) will merge with and into OTE (the “Merger”) with OTE continuing as the surviving corporation and a wholly-owned subsidiary of TetriDyn. Please see the Company’s Current Report on Form 8-K filed on March 10, 2017 for more information.

Nature of the Business

We currently are in the business of facilitating the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture. Upon consummation of the Merger with OTE, we also expect to expand our business to engage in the development of OTEC and SWAC:

•	Ocean Thermal Electrical Conversion, known in our industry as OTEC, power plants are designed to produce electricity. In addition, some of the seawater running through an OTEC plant can be desalinated efficiently, producing fresh water for agriculture and human consumption.

•	Seawater Air Conditioning, known in our industry as SWAC, plants are designed to use cold water from ocean depths to provide air conditioning for large commercial buildings or other facilities. This same technology can also use deep cold water from lakes, known as Lake Water Air Conditioning or LWAC.

We expect to use OTE’s technology in the development of our EcoVillages, which we expect will add significant value to our existing line of business.

Prior to the EcoVillage Acquisition, the Company specialized in providing business information technology (IT) solutions to our customers through the optimization of business and IT processes by using systems engineering methodologies, strategic planning, and system integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

Services and Products

We are currently focusing our efforts on developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. Subject to the consummation of the OTE Merger, we expect that OTE’s OTEC/SWAC technologies will be used in the development of our EcoVillages and will add significant value to our existing line of business.

EcoVillages

Ecovillages are communities whose goal is to become more socially, economically and ecologically sustainable. Ecovillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages of up to 2,000 individuals that will be formed as networks of smaller sub-communities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups.

Our EcoVillages will offer small-scale communities with minimal ecological impact, or regenerative impacts as an alternative. We are targeting “ecovillagers” that are united by shared ecological, social-economic and cultural-spiritual values to become members of our EcoVillage communities. Specifically, our targeted ecovillagers are those that seek alternatives to ecologically destructive electrical, water, transportation, and waste-treatment systems, as well as the larger social systems that mirror and support them. We believe that many people see the breakdown of traditional forms of community, wasteful consumerist lifestyles, the destruction of natural habitat, urban sprawl, factory farming, and over-reliance on fossil fuels as trends that must be changed to avert ecological disaster and create richer and more fulfilling ways of life. We intend to design our EcoVillages to provide an alternative to traditional forms of community and attract ecovillagers who share in our belief in intentional living.

The Company is in the process of evaluating, and intends to acquire and operate, mixed-use, commercial and/or residential real estate properties located throughout the United States, the Caribbean and elsewhere as sites for the development of our EcoVillages. In addition to our acquisition of OTE and the OTEC/SWAC technology, the Company is evaluating potential target assets and may pursue other acquisition opportunities thereafter in order to strengthen its existing line of business.

Research and Development

We incurred no costs for research and development for our operations during the years ended December 31, 2016 and 2015, respectively.

Intellectual Property

We believe our intellectual properties will be critical to our business and growth. We rely on trade secret protection; confidentiality agreements with employees, consultants, customers, and others with whom we interact; and patent laws to protect our proprietary rights. However, we do not believe that our EcoVillages business segment is dependent upon, or obtains a competitive advantage from, any patents or that the expiration of any patent would materially affect our business, notwithstanding the SWAC technology we expect to acquire from OTE upon consummation of the Merger.

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

Employees

As of December 31, 2016, we had one employee, Jeremy P. Feakins, who is employed as our chief executive officer and chief financial officer.

Government Regulation; Environmental Compliance

Our activities are not subject to present or expected probable material governmental regulation, including environmental laws.

Competition

While many firms exist in the residential community development market, ultimately how well the Company succeeds is directly related to its own investments and not to the competition. The Company will seek to first serve a niche market that most companies might not otherwise consider, namely the “ecovillage” market. Larger firms tend to focus on larger projects. While the returns may not be as great, they are able to enter the market segment by spending larger amounts of capital, generally not available to the small and medium sized investor. There are relatively few firms targeting customers in our niche demographic; provided, however, some of our competitors include but are not limited to “Dancing Rabbit Ecovillage,” located in Missouri, “Ecovillage at Ithaca,” located in New York, “Twin Oaks Community,” located in Virginia, and “Living Roots Ecovillage,” located in Indiana.

Potential competitors may have substantially greater research and product development capabilities and financial, technical, marketing, and human resources than we have. As a result, these competitors may:

•	succeed in developing communities that are equal to or superior to our communities or that achieve greater market acceptance than our communities;

•	devote greater resources to developing, marketing, or selling their communities;

•	respond more quickly to new or emerging technologies and technical advances and changes in customer requirements, which could render our technologies and communities obsolete;

•	introduce products that make the continued development of our current and future communities uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our communities;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•	take advantage of acquisition and other opportunities more readily than we can.

Other Opportunities

To diversify risk and provide additional potential sources of revenue while we continue efforts to commercialize our products, principally our EcoVillages at this time, we may seek to identify other opportunities for possible expansion or acquisition. We believe that we may be able to increase the commercial value of other products, technologies, and operations that we may seek through the application of the entrepreneurial, fundraising, management, marketing, and other skills of our management and executives we may recruit. Other than OTE, we have not identified any such target products, technologies, or operations at this time.

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

Activities in 2016

On February 25, 2016, the Company issued a convertible note in the principal amount of $50,000, payable to JPF, an investment entity that is majority-owned by Jeremy P. Feakins, the Company’s chief executive officer and director. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. Please see the Company’s Current Report on Form 8-K filed on March 1, 2016 for more information.

Effective as of April 6, 2016, the Company established an equity incentive plan, known as the “TetriDyn Solutions, Inc. 2016 Incentive Plan” (the “2016 Plan”), and registered the shares authorized for issuance under the 2016 Plan on Form S-8. Under the 2016 Plan, the Company is authorized to issue 48,000 shares of its common stock, after adjustment based on the Company’s December 2016 Reverse Stock Split (and subject to further adjustment by reason of any additional stock dividend, stock split, recapitalization or similar transaction), at a proposed maximum offering price of $7.50 per share, the average of the high and low prices reported in the over-the-counter market for April 4, 2016, after accounting for adjustments by reason of the December 2016 Reverse Stock Split. Please see the Company’s Registration Statement on Form S-8 filed on April 7, 2016 for more information.

On May 20, 2016, the Company issued a convertible note in the principal amount of $50,000, payable to JPF, an investment entity that is majority-owned by Jeremy P. Feakins, the Company’s chief executive officer and director. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. Please see the Company’s Current Report on Form 8-K filed on May 24, 2016 for more information.

On May 23, 2016, the Company received a signed letter of intent (the “Weston LOI”) to pursue possible transactions involving the Weston Group, which operates senior residential healthcare facilities in Allentown, Pennsylvania (“Weston”). However, to date, the Company has not pursued any of the transactions contemplated by the Weston LOI.

On October 20, 2016, the Company borrowed $12,500 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154.

On October 20, 2016, the Company borrowed $12,500 from its independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $310.

On December 5, 2016, the Board of Directors of the Company approved an action to effectuate a reverse stock split of the issued and outstanding shares of common stock of the Company on a 1-for-250 basis (the “December 2016 Reverse Stock Split”). The December 2016 Stock Split was effected by the Company filing a Certificate of Change pursuant to Nevada Revised Statutes Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada on December 6, 2016, and a Certificate of Correction (the “Certificate of Correction”) to the Certificate of Change with the Secretary of State of the State of Nevada on December 15, 2016. The Certificate of Correction was filed in order to provide for an effective date of the Certificate of Change and provide for a proportionate decrease in the Company’s authorized shares of common stock in connection with the Stock Split, whereby the Company’s total number of authorized shares of common stock shall decrease from 100,000,000 shares of common stock to 400,000 shares of common stock. The December 2016 Reverse Stock Split became effective at 12:01 am on December 31, 2016 and became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace at the open of business on March 28, 2017 (the “Effective Date”), whereupon the shares of common stock began trading on a split-adjusted basis. The Company had also requested a new ticker symbol in connection with the purchase of the JPF Assets and the Company’s new business direction. Please see the Company’s Current Report on Form 8-K filed on December 12, 2016 and Form 8-K/A filed on December 20, 2016 for more information.

On December 8, 2016, the Company completed the purchase (the “EcoVillage Acquisition”) of all of the assets of JPF Venture Group, Inc., a Delaware corporation (“JPF”), used primarily in connection with the business of JPF consisting of the development of a sustainable living community by creating an ecologically sustainable “EcoVillage” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “JPF Assets”), pursuant to the terms of an Asset Purchase Agreement by and between the Company and JPF dated December 8, 2016 (the “JPF Purchase Agreement”). The JPF Assets purchased, primarily used in the Company’s business, includes designs, conceptual plans, blueprints, drawings, sketches, outlines, maps, plots, diagrams, drafts, representations, schemes, models and other similar items related to the business. JPF is an entity owned and controlled by Jeremy Feakins, the Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors of the Company. Please see the Company’s Current Report on Form 8-K filed on December 12, 2016 for more information.

On December 21, 2016, the Company borrowed $25,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $42.

Events Subsequent to the End of the 2016 Fiscal Year

Effectiveness of Reverse Stock Split with FINRA

On December 5, 2016, the Board of Directors of the Company approved an action to effectuate a reverse stock split of the issued and outstanding shares of common stock of the Company on a 1-for-250 basis (the “December Reverse Stock Split”). The December Reverse Stock Split was effected by the Company filing a Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada on December 6, 2016, and a Certificate of Correction (the “Certificate of Correction”) to the Certificate of Change with the Secretary of State of the State of Nevada on December 15, 2016. The Certificate of Correction was filed in order to provide for an effective date of the Certificate of Change and provide for a proportionate decrease in the Company’s authorized shares of common stock in connection with the December Reverse Stock Split, whereby the Company’s total number of authorized shares of common stock shall decrease from 100,000,000 shares of common stock to 400,000 shares of common stock..

The December Reverse Stock Split and decrease in authorized shares became effective with the Secretary of State of Nevada at 12:01 am on December 31, 2016 and the Company received FINRA (the Financial Industry Regulatory Authority) approval on March 28, 2017. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split. The Company has also requested a new ticker symbol in connection with the purchase of the Assets and the Company’s new business direction.

The Company was authorized to issue 100,000,000 shares of common stock. As a result of the Stock Split, the Company will be authorized to issue 400,000 shares of common stock. As of December 31, 2016, there were 246,616 shares (post-December Reverse Stock Split) of common stock outstanding. The December Reverse Stock Split does not have any effect on the stated par value of the common stock.

Immediately after the December Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power has remain virtually unchanged except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of common stock will be substantially unaffected by the December Reverse Stock Split.

Name Change

On January 6, 2017, the Board of Directors approved an Amendment to our Articles of Incorporation to change our corporate name from TetriDyn Solutions, Inc. to Eco Development Co. in order to better reflect the Company business subsequent to its acquisition of all assets of Seller used primarily in connection with the business of Seller consisting of the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “Assets”), pursuant to the terms of the Purchase Agreement, as previously reported in the December Form 8-K. The principal purpose for changing our corporate name is to convey more clearly a sense of our new business direction, which is to develop sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture. A Preliminary Schedule 14C was filed with the United States Securities Exchange Commission on January 31, 2017.

Approval to Increase the Number of Authorized Common Stock Shares

As of the effective date of the approval by FINRA, the Company will have 400,000 shares of Common Stock and 5,000,000 shares of preferred stock authorized, of which 246,616 shares of Common Stock will be outstanding and no shares of preferred stock will be outstanding. However, on February 28, 2017, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 400,000 to 200,000,000. On March 15, 2017, the Company filed Preliminary Schedule 14C Information with United States Securities and Exchange Commission. The Authorized Share Increase would not change the number of authorized shares of preferred stock.

The Authorized Share Increase is intended to facilitate the Company’s efforts to raise capital by making more shares of Common Stock available to the Company for future issuances in connection with the sale of shares to raise additional capital for the Company’s operating needs.

The par value of the Common Stock will remain unchanged at $0.001 per share and the Authorized Share Increase will not change the number of outstanding shares of Common Stock under the Articles of Incorporation. Accordingly, the Authorized Share Increase will have the effect of creating additional authorized and unreserved shares of our Common Stock. Although at present we have no current plans, arrangements or understandings providing for the issuance of the additional shares that would be made available for issuance upon effectiveness of the Authorized Share Increase, such additional shares may be used by us for various purposes in the future without further stockholder approval. These purposes may include, among other things:

•	the sale of shares to raise additional capital;

•	the issuance of equity incentives to our employees, officers or directors;

•	establishment of strategic relationships with other companies and suppliers; and

•	acquisition of other businesses or products.

The Board of Directors is not implementing the share increase in anticipation of any future transaction or series of transactions. Further, the Board of Directors does not intend for this transaction to be the first step in a series of plans or proposals of a “going private transaction” within the meaning of Rule 13e-3 of the Securities Exchange Act.

The principal effect of the Authorized Share Increase will be to increase the number of authorized shares. As a result, Stockholders should recognize that once the Authorized Share Increase is in effect, they will own the same number of shares that they currently own. However, the Authorized Share Increase will affect all Stockholders uniformly and will not affect any stockholder’s percentage ownership interest in the Company. The Authorized Share Increase will not affect proportionate voting rights and other rights and preferences of the holders of Common Stock. For example, a holder of 2% of the outstanding shares of Common Stock immediately prior to the Authorized Share Increase would continue to hold 2% of the outstanding shares of Common Stock immediately after the Authorized Share Increase. The Authorized Share Increase also will not affect the number of Stockholders of record.

Merger and Name Change

In January 2017, the Company refocused on the possible merger with Ocean Thermal Energy Corporation, a Delaware corporation, which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between TetriDyn Solutions Inc. and Ocean Thermal Energy Corporation. The intent of entering into such agreement is to achieve the business goals of both companies.

In order to effect the combination of the Parties, TetriDyn shall organize a new, wholly owned subsidiary (“MergerCo”) under the laws of the state of Delaware that, upon the terms and subject to the conditions of this Agreement and in accordance with the laws governing corporations under the Delaware General Corporation Law (“Delaware Law”), shall merge with and into OTE (the “Merger”) for the purpose of making OTE a wholly owned subsidiary of TetriDyn (the “Surviving Corporation”).

In order to effect the Merger, at the Closing TetriDyn shall effect a recapitalization that consists of a 2.1676 forward split of its 246,616 shares of issued and outstanding stock (“TetriDyn Post-Split Stock”).

Pursuant to the terms of the Merger, each share of common stock of OTE issued and outstanding or existing immediately prior to the Effective Time (as defined herein) of the Merger (the “OTE Stock”) will be converted at the Effective Time into the right to receive one newly issued share of TetriDyn Post-Split Stock (the “New TetriDyn Stock”), subject to certain restrictions on transfer as hereinafter provided and subject to the rights of the holders of certain of such shares of OTE Stock to exercise their rights as dissenters to seek an appraisal of the fair value thereof as provided under Delaware Law (each, a “Dissenting OTE Stockholder”). The number of shares of New TetriDyn Stock issued to the stockholders OTE, including shares that would have been issuable to Dissenting OTE Stockholders (as defined) had they not dissented, together with the number of shares issuable on the exercise of outstanding warrants and the conversion of outstanding bonds of OTE shall constitute, on a fully diluted basis, 90% of the number of shares of common stock of TetriDyn to on a fully-diluted basis after giving effect only to the Merger. The shares of common stock of TetriDyn, par value $0.001 per share (“TetriDyn Stock”), issued and outstanding immediately prior to the Effective Time will remain issued and outstanding. No shares of preferred stock of TetriDyn are issued and outstanding, and TetriDyn has no existing convertible securities or stock equivalent securities convertible or exercisable for shares of TetriDyn preferred Stock.

The Board of Directors of each of the Parties has determined that the Merger is consistent with and in furtherance of the long-term business strategies of each of them and is fair to, and in the best interests of, each of them and each of their respective stockholders; has approved and adopted this Agreement, the issuance of New TetriDyn Stock, and the other transactions contemplated hereby; and has recommended approval of this Agreement and the contemplated transactions by the appropriate Party’s stockholders when such approval is required by law.

For federal income tax purposes, it is understood that the Merger has been structured to qualify as a so-called “tax-free reorganization” under the provisions of Sections 368(a)1(A) and 368(a)(2)(E) of the United States Internal Revenue Code of 1986, as amended (the “Code”), and that each Party will take all actions reasonably necessary to so qualify the Merger, although neither Party has obtained or will be required to obtain or provide an opinion of counsel to the foregoing effect.

Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with Delaware Law, at the Effective Time, MergerCo shall be merged with and into OTE, the separate corporate existence of MergerCo shall cease, OTE shall continue as the Surviving Corporation of the Merger, and the OTE Stock issued and outstanding or existing immediately prior to the Effective Time of the Merger shall be converted at the Effective Time into the right to receive shares of New TetriDyn Stock as herein provided.

In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common of TetriDyn as provided in this Agreement, immediately following the Closing, TetriDyn shall file with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation” or such other name as may be available and acceptable to the Parties and effecting the Recapitalization.

On March 9, 2017, a Form 8-K was filed with the United States Securities and Exchange Commission reporting the terms of the Merger.

Convertible Notes

On February 24, 2017, the Company, completed the amendment of certain convertible promissory notes issued to JPF to eliminate the conversation feature of those notes.

Among other convertible promissory notes, JPF holds:

(a) a convertible promissory note assigned by the original creditor to JPF on March 12, 2015, in the original principal amount of Three Hundred Ninety Four Thousand Three Hundred Eighty Dollars ($394,380) (the “$394,380 Note”), convertible at the discretion of JPF into a total of 63,102 shares of the Company’s common stock (as adjusted for the Company’s 1-for-250 December Reverse Stock Split);

(b) a convertible promissory note issued by the Company to JPF on February 25, 2016, in the original principal amount of Fifty Thousand Dollars ($50,000) (the “February Note”), convertible at the discretion of JPF into a total of 1,666,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1-for-250 December Reverse Stock Split);

(c) a convertible promissory note issued by the Company to JPF on May 20, 2016, in the original principal amount of Fifty Thousand Dollars ($50,000) (the “May Note”), convertible at the discretion of JPF into a total of 1,666,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1-for-250 December Reverse Stock Split); and

(d) a convertible promissory note issued by the Company to JPF on October 20, 2016 in the remaining principal amount of Twelve Thousand Five Hundred Dollars ($12,500) (the “October Note”), convertible at the discretion of JPF into a total of 416,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1-for-250 December Reverse Stock Split).

The $394,380 Note, the February Note, the May Note and the October Note are collectively referred to herein as, the “Notes”).

Pursuant to that certain Amendment of Promissory Notes dated February 24, 2017 (the “Amendment”), the Company and JPF amended the Notes to eliminate the conversion feature of the Notes, such that none of the principal nor interest under the Notes may be converted into shares of the capital stock of the Company. The Amendment effectuates the elimination of JPF’s conversion rights under the Notes to acquire shares of the capital stock of the Company issuable upon conversion of the Notes

Subsequent to December 31, 2016, the Company received a $34,773 non-interest bearing advance from Ocean Thermal Energy Corporation.

Appointment to the Board of Directors

On February 23, 2017, the Board of Directors of the Company appointed Antoinette Hempstead to serve as director of the Company, effective February 24, 2017. Please see the Company’s Current Report on Form 8-K filed on March 2, 2017 for more information.

ITEM 1A. RISK FACTORS.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2016 and 2015, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We will require substantial amounts of additional capital from external sources.

We will require substantial additional funds to complete development and marketing of our EcoVillages. The extent of our future capital requirements will depend on many factors, including competing technological and market developments; effective commercialization activities; establishment of strategic alliances, joint ventures, or other collaborative arrangements; and other factors not within our control. We anticipate that we will seek required funds from external sources.

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

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate our planned marketing efforts; to obtain funds through arrangements with strategic or collaborative partners that may require us to relinquish rights to certain of our technologies, communities, or other products that we would otherwise seek to develop or commercialize ourselves; or to license our rights to such products or communities on terms that are less favorable to us than might otherwise be available.

The development of our technology comprises a substantial part of our operations, and we face significant technological uncertainties.

Our prospects must be considered in light of the risks, expenses, delays, problems, and difficulties that we may encounter, including:

•	our ability to maintain and expand a sales network to expose our communities and technologies to potential customers and to complete sales;

•	our ability to manage our limited working capital;

•	our ability to scale systems and fulfillment capabilities to accommodate any growth of our business;

•	our ability to meet competition;

•	our ability to access and obtain additional capital when required;

•	our ability to develop and maintain strategic relationships; and

•	our dependence upon key personnel.

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

Development and roll-out of our communities may require us to hire additional personnel, including construction personnel, customer support personnel, marketing personnel, and operational personnel. Competition for these individuals is intense, and we may not be able to attract or retain additional highly qualified personnel in the future. The failure to attract, motivate, and retain these additional employees could seriously harm our business.

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

At December 31, 2016, we had 100,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized for issuance. Of these, 241,616 shares of common stock (as adjusted per the December Reverse Stock Split) were issued and outstanding as of December 31, 2016. Our board of directors also has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of stockholders and may further dilute the book value of the shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 800 South Queen Street, Lancaster, Pennsylvania 17603, telephone number (717) 715-0238, where we share fully furnished offices with JPF and obtain miscellaneous clerical services for $2,500 per month under an oral arrangement.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as quoted under the symbol TDYS on the Over-The-Counter Bulletin Board for the years 2016 and 2015. Such quotations do not include commissions or retail mark-ups or mark-downs and may not represent actual transactions:

Market Information

	Low		High
2017
First Quarter (Through March 29, 2017)	1.70	*	17.50	*
2016
Fourth Quarter	1.025	*	7.50	*
Third Quarter	6.25	*	7.50	*
Second Quarter	5.00	*	7.50	*
First Quarter	7.40	*	12.50	*
2015
Fourth Quarter	10.00	*	15.00	*
Third Quarter	10.00	*	15.00	*
Second Quarter	7.50	*	20.00	*
First Quarter	2.50	*	20.00	*

*After adjustment by reason of the December 2016 Reverse Stock Split.

On December 30, 2016, the closing price per share of our common stock on the Over-The-Counter Quotation Board was $1.75 (after adjustments by reason of the December 2016 Reverse Stock Split). We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Holders

As of March 30, 2017, there were approximately 839 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective as of April 6, 2016, the Company established an equity incentive plan, known as the “TetriDyn Solutions, Inc. 2016 Incentive Plan” (the “2016 Plan”), and registered the shares authorized for issuance under the 2016 Plan on Form S-8. Under the 2016 Plan, the Company is authorized to issue 48,000 shares of its common stock, after adjustment based on the Company’s December 2016 Reverse Stock Split (and subject to further adjustment by reason of any additional stock dividend, stock split, recapitalization or similar transaction), at a proposed maximum offering price of $7.50 per share, the average of the high and low prices reported in the over-the-counter market for April 4, 2016. Please see the Company’s Registration Statement on Form S-8 filed on April 7, 2016 for more information.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We currently are in the business of facilitating the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture. Upon consummation of the Merger with OTE, we also expect to expand our business to engage in the development of deep-water hydrothermal technologies to provide renewable energy and drinking water. OTE’s Ocean Thermal Energy Conversion (“OTEC”) and Sea Water Air Conditioning (“SWAC”) technologies are designed to take advantage of the difference between cold deep water and warmer surface water to produce hydrothermal energy without requiring fossil fuels, which we expect will used in the development of our EcoVillages and will add significant value to our existing line of business.

Prior to the EcoVillage Acquisition, the Company specialized in providing business information technology (IT) solutions to our customers through the optimization of business and IT processes by using systems engineering methodologies, strategic planning, and system integration to add efficiency and value to our customers’ business processes and to help our customers identify critical success factors in their business.

Description of Expenses

General and administrative expenses consist primarily of salaries and related costs for accounting, administration, finance, human resources, and information systems. Professional fees expenses consist primarily of fees related to legal, outside accounting, auditing, and investor relations services.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenues and Costs of Revenue

Our revenue of $49 and $3,856 for 2016 and 2015, respectively, was not material.

Our cost of revenue of $0 and $40 for 2016 and 2015, respectively, was not material.

Although the net changes and percent changes for our revenues and our cost of revenue for 2016 and 2015 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

General and administrative expenses for our operations, including noncash compensation expense, were $284,347 and $66,692 for 2016 and 2015, respectively, representing an increase of $217,655, or approximately 326%, in 2016. The increase in our general and administrative expenses in 2016, as compared to 2015, reflects additional costs related to corporate transactions, increased marketing efforts, and related matters.

Professional fees expenses for our operations, including noncash compensation expense, were $136,314 and $172,092 for 2016 and 2015, respectively, a decrease of $35,778, or approximately 21%, in 2016. The decrease in professional fees expenses was a result of reduced legal fees.

Interest expense was $75,964 and $111,774 in 2016 and 2015, respectively, a decrease of $35,810, or approximately 32%, in 2016. The change in interest expense for the year-end periods was due to a decrease in amortization of debt discount.

Liquidity and Capital Resources

At December 31, 2016, our principal source of liquidity for our operations consisted of $14,343 of cash, as compared to $4,667 of cash at December 31, 2015. In addition, our stockholders’ deficit was $1,546,770 at December 31, 2016, as compared to $1,555,654 at December 31, 2015, a decrease in the deficit of $8,884.

Our operations used net cash of $172,565 during 2016, as compared to using $183,011 during 2015. The $10,446 decrease in the net cash used in our operating activities during 2016 primarily resulted from a decrease in amortization of note discounts and decreases in accounts payable.

Investing activities provided $0 and $0 net cash in 2016 and 2015, respectively.

Financing activities provided net cash of $182,241 and $187,500 during 2016 and 2015, respectively. The decrease in cash from financing activities in 2016 results from proceeds received in connection with related party debt.

We are focusing our efforts on developing our EcoVillages before proceeding with large-scale commercialization, while we explore external funding alternatives as our current cash is insufficient to fund planned operations for the next 12 months. We expect that additional funding support the development of other products and perhaps reduce indebtedness. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. As in 2016, we will continue to rely on the sale of debt and equity securities to meet our funding shortfalls, including issuances to affiliates. We expect that we will require additional investments and revenues from product sales in order to become financially viable.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2016 consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

Revenue from our Ecovillages and related services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured. Amounts billed to customers before these criteria being met are deferred.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, immediately following the signature page and supplemental information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

As of December 31, 2016, management identified the following material weaknesses:

•	Control Environment - We did not maintain an effective control environment for internal control over financial reporting.

•	Segregation of Duties - As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•	Entity Level Controls - We failed to maintain certain entity-level controls as defined by the 2013 framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

•	Access to Cash - One executive had the ability to transfer from our bank accounts.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our executive officers and directors.

Name	Age	Position
Jeremy P. Feakins	63	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	52	Director
Antoinette K. Hempstead	52	Director

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

Antoinette Knapp Hempstead was appointed as a Director in February 2017. Prior to that, Ms. Hempstead served as our Chief Executive Officer and President from April 2013 until March 2015 and as our Deputy Chief Executive Officer and Vice President since August 2002. Ms. Hempstead has over 30 years’ experience in management, software management, software development, and finance. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Ms. Hempstead has a Master’s degree in Computer Science from the University of Idaho and a Bachelor’s of Science Degree in Applied Mathematics from the University of Idaho. Ms. Hempstead provides to our board of directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting. Based on her technical background, the board has concluded that Ms. Hempstead is qualified to serve as a member of our board.

Director Independence and Board of Directors’ Committees

Other than Peter Wolfson, none of our directors is considered to be an independent member of our board of directors under NASD Rule 4200(a)(15) during 2016.

Our board as a whole has acted as our audit committee, compensation committee, and nominating committee.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are no legal proceedings regarding the Company.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2016 and 2015, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year. No executive officer earned more than $100,000 during the last fiscal year:

Summary Executive Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeremy	2016	30,000	0	0	0	0	0	0	30,000
Feakins(1)	2015	19,000	0	0	0	0	0	0	19,000
Antoinette	2016	0	0	0	0	0	0	0	0
Hempstead(2)	2015	0	0	0	0	0	0	0	0

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1)	Jeremy Feakins is the Company’s Principal Executive Officer, Principal Financial Officer and a Director.

(2)	Ms. Hempstead resigned as the Company’s Principal Executive Officer in December 2015, but was reappointed as a Director in February 2017.

Narrative Disclosure to Summary Compensation Table

We currently pay our chief executive officer, Jeremy P. Feakins, $2,500 per month, under an oral arrangement. There are no other current employment agreements between the Company and its executive officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2016, for any executive officer.

Director Compensation

Directors who are not employees are not compensated for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2017, the outstanding shares of common stock owned of record or beneficially by each person that owned of record, or was known by us to own beneficially, more than 5% of our issued and outstanding shares, and the name and shareholdings of each director and all of the executive officers and directors as a group:

Name and Address of Person or Group(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

JPF Venture Group, Inc. (2)	4,289,154	97.18%
Antoinette Hempstead (3)	53,116	21.53%
Sawtooth Meadows, LP (4)	48,909	19.83%
Jeremy P. Feakins (5)	4,297,154	97.36%
Peter H. Wolfson (6)	422,046	63.11%
Executive Officers and Directors as a Group (3 persons):	221,726	89.90%

______________

*Less than 1%

(1)	800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table. Applicable percentages are based on 246,616 shares of our common stock outstanding on March 14, 2017, and are calculated as required by rules promulgated by the SEC. As previously reported in December Form 8-K, the Board of Directors of the Company approved the Reverse Stock Split, which such Reverse Stock Split was effective with the Nevada Secretary of State at 12:01 am on December 31, 2016 and a corresponding decrease in the outstanding shares of Common Stock of the Company from 60,404,140 to approximately 241,616 shares of Common Stock (subject to adjustment due to the effect of rounding fractional shares into whole shares).

(2)	JPF Venture Group, Inc.’s beneficial ownership is reported based on its ownership of (a) 122,489 shares owned of record, and (b) shares of common stock issuable on the conversion of a; (i) $50,000 promissory note dated June 2015, convertible at $0.03 per share into 1,666,666 shares of common stock (the “June 2015 Note”); (ii) $50,000 promissory note dated November 2015, convertible at $0.03 per share into 1,666,666 shares of common stock (the “November 2015 Note”); and (iii) $25,000 promissory note dated December 2016, convertible at $0.03 per share into 833,333 shares of common stock (the “December 2016 Note” and together with the June 2015 Note and November 2015 Note, the “Notes”). All calculations in this footnote are based on conversion of the principal only.

(3)	Consists of 48,909 shares owned of record by Sawtooth Meadows, LP. Antoinette Knapp Hempstead is owner of, and controls, Sawtooth Meadows, LP, and as such, is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

(4)

Consists of 4,207 shares owned of record by Antoinette K. Hempstead and 48,909 shares owned of record by Sawtooth Meadows, LP as set forth in footnote 3 above. Antoinette Knapp Hempstead is owner of, and controls, Sawtooth Meadows, LP, and as such, is deemed to be the beneficial owner of shares owned of record by Sawtooth Meadows, LP.

(5)	Consists of 8,000 shares owned of record by Jeremy Feakins and shares beneficially owned by JPF Venture Group, Inc. as set forth in footnote 2 above. JPF Venture Group, Inc. is an investment entity that is majority-owned by Jeremy P. Feakins. Jeremy Feakins also controls JPF Venture Group, Inc., and as such, is deemed to be the beneficial owner of shares owned of record by it.

(6)

Peter H. Wolfson’s beneficial ownership is reported based on its ownership of (a) 5,380 shares owned of record, and (b) shares of common stock issuable on the conversion of a $12,500 promissory note dated October 2016, convertible at $0.03 per share into 416,666 shares of common stock (the “October 2016 Note”). All calculations in this footnote are based on conversion of the principal only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related-Party Loans

On March 19, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $6.25 per share (after adjustment by reason of the December Reverse Stock Split), the approximate market price of the Company’s common stock as of the date of issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2016, accrued but unpaid interest on this note was $42,663. Subsequent to year end the conversion feature was eliminated.

On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436 to the JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Assignment was evidenced by the Consolidated Promissory Note dated December 31, 2014. The note does not bear any interest.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $5,417. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2016, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $4,783. The Company recorded a debt discount of $28,000 for the fair value of the beneficial conversion feature. As of December 31, 2016, the Company amortized $28,000 of the debt discount on that debt.

On February 25, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $2,595. Subsequent to year end the conversion feature was eliminated.

On May 20, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $1,747. Subsequent to year end the conversion feature was eliminated.

On October 20, 2016, the Company borrowed $12,500 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154. Subsequent to year end the conversion feature was eliminated.

On October 20, 2016, the Company borrowed $12,500 from its independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $310.

On November 29, 2016, the Company received a $2,000 a non-interest bearing advance from Jeremy P. Feakins & Associates, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer.

On December 21, 2016, the Company borrowed $25,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $42.

As of December 31, 2016, the Company had $669,380 in convertible notes payable due to related parties.

Related-Party Transactions

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer, and rents space on a month-to-month basis with no long-term commitment. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement was $30,000 for the twelve months ending December 31, 2016.

On December 8, 2016, the Company entered into an asset purchase agreement with JPF Venture Group, Inc., an investment entity that is majority-owned by the Company’s director, chief executive officer, and chief financial officer, to acquire certain assets related to a project comprised of the development of a sustainable living community by creating an ecologically sustainable “EcoVillage” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture (the “Business”). The assets purchased, primarily used in the Business, includes designs, conceptual plans, blueprints, drawings, sketches, outlines, maps, plots, diagrams, drafts, representations, schemes, models and other similar items related to the business. The purchase price to be paid by the Company to JPF Venture Group, Inc. is equal to 5,000 shares of the Company’s restricted common stock (after adjustment by reason of the December Reverse Stock Split); however, the purchase price shall be adjusted pursuant to any stock split or reclassification occurring prior to the closing date. The assets were recorded on the Company’s books at $0.0 value

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, we had no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statement and review of consolidated financial statements included in our 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $20,246 for fiscal year ended December 31, 2016, and $20,178 for fiscal year ended December 31, 2015.

Audit-Related Fees

For our fiscal years ended December 31, 2016 and 2015, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements Index

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number*	Title of Document	Location
3.01	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.02	By-laws	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.
4.01	Specimen stock certificate	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.
10.19	Investment Agreement between and among TetriDyn Solutions, Inc., Antoinette Knapp Hempstead, on behalf of herself and the estate of her late husband, David W. Hempstead, and JPF Venture Group, Inc.	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.
10.20	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 12, 2015	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.

10.22	Amendment to March 12, 2015 Merger Agreement	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2 2015.
10.23	Promissory Note dated June 23, 2015	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2 2015.
10.24	Agreement to Terminate Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation	Incorporated by reference from the current report on Form 8-K filed December 10, 2015.
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the current report on Form 8-K filed March 1, 2016.
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016.
10.27	Summary of Compensatory Arrangements with Directors and Named Executive Officers	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016.
10.28	Asset Purchase Agreement between TetriDyn Solutions, Inc. and JPF Venture Group, Inc. dated December 8, 2016	Incorporated by reference from the current report on Form 8-K filed December 6, 2016.
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the current report on Form 8-K filed October 20, 2016.
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the current report on Form 8-K filed May 24, 2016.
14.01	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.
21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.
31.01	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer	Filed herewith.
32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Filed herewith.
101	Interactive Data Files	To be filed.

___________________

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

TETRIDYN SOLUTIONS, INC.

Dated: April 3, 2017	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 3, 2017

By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins, Director, Chief Executive Officer, Chief Financial Officer

By:	/s/ Peter Wolfson
Peter Wolfson Director

By:	/s/ Antoinette K. Hempstead
Antoinette K. Hempstead Director

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

DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Tetridyn Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Tetridyn Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tetridyn Solutions, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations of $496,576 and $172,565, respectively, and has a working capital deficiency and an accumulated deficit of $1,546,770 and $1,549,770, respectively at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2017

TETRIDYN SOLUTIONS, INC.

Consolidated Balance Sheets

as of December 31, 2016 and December 31, 2015

	2016	2015
ASSETS
Current Assets
Cash	$14,343	$4,667
Prepaid expenses	–	2,478
Accounts receivable	–	–
Total Current Assets	14,343	7,145
Total Assets	$14,343	$7,145

LIABILITIES
Current Liabilities
Accounts Payable	$201,586	$473,732
Accrued liabilities	393,794	321,827
Notes payable, current portion	294,353	299,612
Convertible note payable to related party, current portion	671,380	467,628
Total Current Liabilities	1,561,113	1,561,799
Total Liabilities	$1,561,113	$1,562,799

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; Authorized: 5,000,000 shares; Issued and outstanding: 0 shares and 0 shares, respectively	–	–
Common stock - $0.001 par value: Authorized December 31, 2015 100,000,000 shares, Authorized December 31, 2016 100,000,000 shares; Issued and outstanding December 31, 2015 213,616 shares; Issued and outstanding December 31, 2016 246,616 shares	246	213
Additional paid-in capital	3,723,609	3,218,182
Accumulated deficit	(5,270,625)	(4,774,049)
Total Stockholders’ Deficit	(1,546,770)	(1,555,654)
Total Liabilities and Stockholders’ Deficit	$14,343	$7,145

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC.

Consolidated Statements of Operations

for the Years Ended December 31, 2016 and 2015

	2016	2015
Revenue	$49	$3,856
Cost of Revenue	–	40
Gross Profit	49	3,816
Operating Expenses
General and administrative	284,347	66,692
Professional fees	136,314	172,092
Total Operating Expenses	420,661	238,784
Net Loss from Operations	(420,612)	(234,968)
Other Income (Expenses)
Interest Expense	(75,964)	(111,774)
Total Other Income (Expenses)	(75,964)	(111,774)
Net Loss before Provision for Income Taxes	(496,576)	(346,742)
Provision for Income Taxes	–	–
Net Loss	$(496,576)	$(346,742)

Total Basic and Diluted Loss Per Common Share	$(2.13)	$(1.88)

Basic and Diluted Weighted-Average Common Shares Outstanding	232,956	184,890

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Deficit

for the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	1,200,000	$1,200	96,127	$96	$3,042,432	$(4,427,307)	$(1,383,579)
Preferred stock cancelled	(1,200,000)	(1,200)	–	–	1,200	–	–
Discount on note payable	–	–	–	–	74,667	–	74,667
Sale of Common Stock	–	–	117,489	117	99,883	–	100,000
Net loss	–	–	–	–	–	(346,742)	(346,742)
Balance, December 31, 2015	–	$–	213,616	$213	$3,218,182	$(4,774,049)	$(1,555,654)
Discount on note payable	–	–	–	–	3,333	–	3,333
Stock issued for compensation (related parties)	–	–	16,000	16	119,984	–	120,000
Stock issued for compensation (non-related parties)	–	–	12,000	12	89,988	–	90,000
Stock issued for purchase of Eco Village assets (Restricted)	–	–	5,000	5	(5)	–	–
Forgiveness of related party debt	–	–	–	–	292,127	–	292,127
Net loss	–	–	–	–	–	(496,576)	(496,576)
Balance, December 31, 2016	–	$–	246,616	$246	$3,723,609	$(5,270,625)	$(1,546,770)

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities
Net Loss	$(496,576)	$(346,742)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization of note discount	19,585	60,415
Gain on sale of securities	–	–
Common stock issued for services	210,000	–
Changes in operating assets and liabilities:
Prepaid expenses	2,478	(2,478)
Accrued expenses	71,967	42,212
Accounts payable	19,981	67,027
Customer deposits	–	(3,445)
Net Cash Provided by (Used in) Operating Activities	(172,565)	(183,011)
Cash Flows from Investing Activities
Net Cash Provided by Investing Activities	–	–
Cash Flows from Financing Activities
Repayment of debt	(5,259)	100,000
Proceeds from related party debt	187,500	87,500
Net Cash provided by Financing Activities	187,241	187,500
Net Increase (Decrease) in Cash	9,676	4,489
Cash at Beginning of Year	4,667	178
Cash at End of Year	$14,343	$4,667

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$–
Cash paid for interest expense and lines of credit	$12,709	$14,577

Noncash Transactions
Convertible note payable in exchange for existing convertible note payable	$–	$394,380
Forgiveness of accounts payable and accrued liabilities	$292,127	$–
Cancellation of preferred stock	$–	$1,200
Beneficial conversion feature on convertible note payable	$3,333	$50,000

See the accompanying notes to consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As previously reported on the Current Report on Form 8-K filed by the Company on December 12, 2016, on December 8, 2016 the Company completed the purchase of all assets of JPF Venture Group, Inc. used primarily in connection with the business of the development of a sustainable living community by creating an ecologically sustainable “EcoVillage” powered by 100% fossil- fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture, pursuant to the terms of an Asset Purchase Agreement dated December 8, 2016 (the “EcoVillage Acquisition”). JPF Venture Group, Inc. is an entity owned and controlled by Jeremy Feakins, the Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors of the Company. These assets were recorded at a historical cost of $0.00.

Subsequent to the “EcoVillage Acquisition”, the Company refocused on the possible merger with Ocean Thermal Energy Corporation, a Delaware corporation, which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between TetriDyn Solutions Inc. and Ocean Thermal Energy Corporation. The intent of entering into such agreement is to achieve the business goals of both companies. See Note 9 – Subsequent Events for more details about this merger.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments—The Company had only one business segment for the years ended December 31, 2016 and 2015.

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

Going Concern—The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $496,576 and used cash of $172,565 in operating activities for the year ended December 31, 2016. The Company had a working capital deficiency of $1,546,770 and a stockholders’ deficit of $1,546,770 as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to increase its sales and obtain external funding for its product development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Property and Equipment—Property and equipment are recorded at cost. Maintenance, repairs, and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful life of the asset, which is set at five years for computing equipment and vehicles and seven years for office equipment. Gains or losses on dispositions of property and equipment are included in the results of operations when realized. Depreciation expense for the years ended December 31, 2016 and 2015, was $0 and $0, respectively.

Net Loss per Common Share—Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by FASB ASC 260, Earnings Per Share. As of December 31, 2016 and 2015, 0 and 0 respectively, of common share equivalents for granted warrants were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of December 31, 2016 and 2015, 8,366,583 and 3,011,217, respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation— On April 6, 2016, the Company’s board of directors approved the 2016 Long-Term Incentive Plan under which up to 48,000 shares of common stock may be issued. On April 6, 2016, 28,000 shares of common stock were issued to officers and advisors in accordance with the 2016 Long-Term Incentive Plan with a fair value of $210,000. The 2016 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by the board of directors. Awards granted under the 2016 plan may be incentive stock options (“ISOs”) (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers, and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to the Company’s success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers, or directors, but contribute to the Company’s success. The stockholders must approve the 2016 plan within one year of board adoption in order to permit the grant of incentive stock options.

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

As the result of adoption of FASB ASC 505, the Company recognized $0 and $0 in stock-based compensation during the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements - In August 2016, the Financial Accounting Standards Board issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We note that this guidance applies to our reporting requirements and will implement the new guidance accordingly.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 2—Accounts Payable and Accrued Liabilities

As of December 31, 2016, the Company had $201,586 in accounts payable.

As of September 30, 2016, we had $292,127 included in our accounts payable that was related to balances due for multiple revolving credit cards under the name of our former chief executive officer (now deceased). These amounts represent advances to us from funds borrowed on credit cards in the name of this officer as an accommodation to us at a time when we were unable to obtain advances on our own credit. Upon his death, these obligations became debts of his estate. Previously, we had agreed to carry these as liabilities on our financial statements until such time as the statute of limitations for collection by the credit card companies expired. Subsequent to September 30, 2016, we were notified by the executor of our former officer’s estate, who is also one of our former directors, that the estate would not pursue any future repayment by us. Accordingly, we have removed these obligations from our balance sheet. Since our former director is one of our affiliates, the removal of the obligations resulted in an increase in our additional paid-in capital.

As of December 31, 2016, we had $393,794 in accrued liabilities. This amount included $134,977 of interest expense due on outstanding loans and $213,436 in unpaid salaries to two of our former officers, which were assigned by the officers to JPF Venture Group, Inc., pursuant to an Investment Agreement dated March 12, 2015.

Note 3–Convertible Notes Payable and Advances Owed to Related Parties and Office Rental

On March 19, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note is convertible to common stock at $6.25 per share (as adjusted by reason of the Company’s 1 for 250 reverse stock split), the approximate market price of the Company’s common stock as of the date of issuance. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2016, accrued but unpaid interest on this note was $42,663. Subsequent to year end the conversion feature was eliminated (See Note 9).

On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436 to the JPF Venture Group, Inc. (“JPF”), the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Assignment was evidenced by the Consolidated Promissory Note dated December 31, 2014. The note does not bear any interest.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $5,417. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2016, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $4,783. The Company recorded a debt discount of $28,000 for the fair value of the beneficial conversion feature. As of December 31, 2016, the Company amortized $28,000 of the debt discount on that debt.

On February 25, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $2,595. Subsequent to year end the conversion feature was eliminated (See Note 9).

On May 20, 2016, the Company borrowed $50,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $50,000, plus accrued interest of $1,747. Subsequent to year end the conversion feature was eliminated (See Note 9).

On October 20, 2016, the Company borrowed $12,500 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154. Subsequent to year end the conversion feature was eliminated (See Note 9).

On October 20, 2016, the Company borrowed $12,500 from its independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $12,500, plus accrued interest of $154.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $310.

On November 29, 2016, the Company received a $2,000 a non-interest bearing advance from Jeremy P. Feakins & Associates, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer.

On December 21, 2016, the Company borrowed $25,000 from its principal stockholder JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of December 31, 2016, the outstanding balance was $25,000, plus accrued interest of $42.

As of December 31, 2016, the Company had $669,380 in convertible notes payable due to related parties.

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer, and rents space on a month-to-month basis with no long-term commitment. The monthly rent is $2,500 per month and commenced on April 1, 2015, when the Company began occupying the space. Rent expense per this agreement was $30,000 for the twelve months ending December 31, 2016.

Note 4—Notes Payable in Default

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000, with accrued interest of $15,688 through December 31, 2016

As of December 31, 2016, the Company was delinquent in payments on four loans to a second economic development entity. The Company owed this economic entity $90,288 in late payments with an outstanding principal balance of $158,532 and accrued interest of $30,044 as of December 31, 2016. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of December 31, 2016, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $85,821 in late payments with an outstanding principal balance of $85,821 and accrued interest of $27,274 as of December 31, 2016. This loan is secured by a junior lien on all the Company’s assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

The above notes payable are summarized as follows:

	December 31,	December 31,
	2016	2015
Note payable to third party, due in monthly payments of $2,000 through September 2015, bearing interest at 7% per annum, secured by a junior lien on all of the Company’s assets and shares of founders’ common stock	$85,821	$85,821
Note payable to third party, due in monthly payments of $979 through January 2013, bearing interest at 6.25% per annum, guaranteed by two shareholders, secured by liens on intangible software assets	16,813	22,072
Note payable to third party, due in monthly payments of $1,742 through December 2014, bearing interest at 7.00% per annum, guaranteed by two shareholders secured by shareholders' personal property	141,719	141,719
Note payable to third party, originally due in full September 2010, and extended during 2010 until October 2011, bearing interest up to 5.00%, unsecured , in default	50,000	50,000
Total Notes Payable	$294,353	$299,612
Less: Current Portion	294,353	299,612
Long-Term Notes Payable	$–	$–

Note 5—Stockholders’ Deficit

Common Stock-- As of January 1, 2015, the Company had 96,127 shares of common stock outstanding. In March 2015, the Company issued 117,489 shares of common stock and a warrant to purchase up to 4,134 shares of its common stock, at an exercise price of $0.75 per share, to its principal stockholder, JPF Venture Group, Inc., an investment entity that is majority-owned by the Company’s director, chief executive officer, and chief financial officer. As per warrant agreement, these warrants expired upon termination of the merger in 2015. No options were granted during 2016. As of December 31, 2016, the Company had 246,616 shares of common stock and no warrants or options outstanding.

In April 2016, the company issued 28,000 shares of its common stock awarded pursuant to its 2016 Long Term Incentive Plan (LTIP). The Company filed a Registration Statement on Form-8, no. 333-210640, with the U.S Securities and Exchange Commission on April 7, 2016, covering 48,000 shares under the LTIP. The shares were issued to six officers and advisers.

On December 8, 2016, the Company entered into an asset purchase agreement with JPF Venture Group, Inc. to acquire certain assets related to a project comprised of the development of a sustainable living community by creating an ecologically sustainable “EcoVillage” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture (the “Business”). The assets purchased, primarily used in the Business, includes designs, conceptual plans, blueprints, drawings, sketches, outlines, maps, plots, diagrams, drafts, representations, schemes, models and other similar items related to the business. The purchase price to be paid by the Company to JPF Venture Group, Inc. is equal to Five Thousand (5,000) shares of the Company’s restricted common stock; this purchase price was adjusted for the 250:1 reverse stock split (See Note 9). The assets were recorded on the Company’s books at $0.0 value. As of December 31, 2016, the Company had 246,616 shares of common stock and no options outstanding.

Preferred Stock—On November 12, 2009, the Company’s compensation committee, consisting of two independent directors, authorized the issuance of 600,000 shares Series A Preferred Stock to each of the Company’s executives (1,200,000 total shares) at a total value of $53,455. Each share of Series A Preferred Stock is entitled to 100 votes, voting with the common stock as a single class, except when voting as a separate class is required by law, and to 1/20 of the dividends on common stock and in distributions on dissolution and liquidation. In 2015, the preferred stock was cancelled.

As of December 31, 2016 and 2015, no shares of preferred stock were issued and outstanding.

Note 6—Concentrations

Funding – As of December 31, 2016, the Company had one main lender, JPF Venture Group, Inc., the Company’s principal stockholder, whose loans account for 91% of the debt.

Note 7 – Income Taxes

As of December 31, 2016, the Company has net operating loss carryforwards of approximately $3,800,000 that expire, if not used, from 2024 through 2036. The valuation allowance at December 31, 2016, was $1,579,806. The net change in the valuation allowance for the year ended December 31, 2016, was an increase of $186,902. The Company paid no income taxes during the years ended December 31, 2016 and 2015. Deferred tax assets and related valuation allowance were as follows at December 31, 2016 and 2015:

	For the Years Ended December 31
	2016	2015
Accrued liabilities	$83,972	$83,972
Operating loss carryforwards	1,495,834	1,308,932
Total Deferred Income Tax Assets	1,579,806	1,392,904
Valuation Allowance	(1,579,806)	(1,392,904)
Net Deferred Income Tax Asset	$–	$–

The following is a reconciliation of the tax benefit of pretax loss at the U.S. federal statutory rate with the benefit from income taxes:

	For the Years Ended December 31
	2016	2015
Benefits at statutory rate (34%)	$(168,836)	$(117,892)
Nondeductible permanent differences	6,862	–
Change in valuation allowance	186,902	135,298
State tax Benefit	(24,928)	(17,406)
Benefit from Income Taxes	$–	$–

Note 8—Commitments and Contingencies

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

Note 9—Subsequent Events

Reverse Stock Split - On December 5, 2016, the Board of Directors of the Company approved an action to effectuate a reverse stock split of the issued and outstanding shares of common stock of the Company on a 1for250 basis (the “December Reverse Stock Split”). The December Reverse Stock Split was effected by the Company filing a Certificate of Change Pursuant to Nevada Revised Statutes Section 78.209 (the “Certificate of Change”) with the Secretary of State of the State of Nevada on December 6, 2016, and a Certificate of Correction (the “Certificate of Correction”) to the Certificate of Change with the Secretary of State of the State of Nevada on December 15, 2016. The Certificate of Correction was filed in order to provide for an effective date of the Certificate of Change and provide for a proportionate decrease in the Company’s authorized shares of common stock in connection with the Stock Split.

The December Reverse Stock Split and decrease in authorized shares became effective with the Secretary of State of Nevada at 12:01 am on December 31, 2016 and the Company received FINRA (the Financial Industry Regulatory Authority) approval on March 28, 2017. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split. The Company has also requested a new ticker symbol in connection with the purchase of the Assets and the Company’s new business direction.

The Company was authorized to issue 100,000,000 shares of common stock. As a result of the December Reverse Stock Split, the Company will be authorized to issue 400,000 shares of common stock. As of December 31, 2016, there were 246,616 shares (post \-December Reverse Stock Split) of common stock outstanding. The December Reverse Stock Split does not have any effect on the stated par value of the common stock.

Immediately after the December Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power has remain virtually unchanged except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of common stock will be substantially unaffected by the Stock Split.

Name Change - On January 6, 2017, the Board of Directors approved an Amendment to our Articles of Incorporation to change our corporate name from TetriDyn Solutions, Inc. to Eco Development Co. in order to better reflect the Company business subsequent to its acquisition of all assets of Seller used primarily in connection with the business of Seller consisting of the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “Assets”), pursuant to the terms of the Purchase Agreement, as previously reported in the December Form 8-K. The principal purpose for changing our corporate name is to convey more clearly a sense of our new business direction, which is to develop sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture. Schedule 14C was filed with the United States Securities Exchange Commission on January 31, 2017.

Common Stock – Increase in Authorized shares - As of the effective date of the approval by FINRA, the Company will have 400,000 shares of Common Stock and 5,000,000 shares of preferred stock authorized, of which 246,616 shares of Common Stock will be outstanding and no shares of preferred stock will be outstanding. However, on February 28, 2017, the Board of Directors approved an Amendment to the Articles of Incorporation to increase the authorized shares of Common Stock from 400,000 to 200,000,000. On March 15, 2017, the Company filed Preliminary Schedule 14C Information with United States Securities and Exchange Commission. The Authorized Share Increase would not change the number of authorized shares of preferred stock.

The Authorized Share Increase is intended to facilitate the Company’s efforts to raise capital by making more shares of Common Stock available to the Company for future issuances in connection with the sale of shares to raise additional capital for the Company’s operating needs.

The par value of the Common Stock will remain unchanged at $0.001 per share and the Authorized Share Increase will not change the number of outstanding shares of Common Stock under the Articles of Incorporation. Accordingly, the Authorized Share Increase will have the effect of creating additional authorized and unreserved shares of our Common Stock. Although at present we have no current plans, arrangements or understandings providing for the issuance of the additional shares that would be made available for issuance upon effectiveness of the Authorized Share Increase, such additional shares may be used by us for various purposes in the future without further stockholder approval. These purposes may include, among other things:

•	the sale of shares to raise additional capital;

•	the issuance of equity incentives to our employees, officers or directors;

•	establishment of strategic relationships with other companies and suppliers; and

•	acquisition of other businesses or products.

The Board of Directors is not implementing the share increase in anticipation of any future transaction or series of transactions. Further, the Board of Directors does not intend for this transaction to be the first step in a series of plans or proposals of a “going private transaction” within the meaning of Rule 13e-3 of the Securities Exchange Act.

The principal effect of the Authorized Share Increase will be to increase the number of authorized shares. As a result, Stockholders should recognize that once the Authorized Share Increase is in effect, they will own the same number of shares that they currently own. However, the Authorized Share Increase will affect all Stockholders uniformly and will not affect any stockholder’s percentage ownership interest in the Company. The Authorized Share Increase will not affect proportionate voting rights and other rights and preferences of the holders of Common Stock. For example, a holder of 2% of the outstanding shares of Common Stock immediately prior to the Authorized Share Increase would continue to hold 2% of the outstanding shares of Common Stock immediately after the Authorized Share Increase. The Authorized Share Increase also will not affect the number of Stockholders of record.

Merger and Name Change - In January 2017, the Company refocused on the possible merger with Ocean Thermal Energy Corporation, a Delaware corporation, which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between TetriDyn Solutions Inc. and Ocean Thermal Energy Corporation. The intent of entering into such agreement is to achieve the business goals of both companies.

In order to effect the combination of the Parties, TetriDyn shall organize a new, wholly owned subsidiary (“MergerCo”) under the laws of the state of Delaware that, upon the terms and subject to the conditions of this Agreement and in accordance with the laws governing corporations under the Delaware General Corporation Law (“Delaware Law”), shall merge with and into OTE (the “Merger”) for the purpose of making OTE a wholly owned subsidiary of TetriDyn (the “Surviving Corporation”).

In order to effect the Merger, at the Closing TetriDyn shall effect a recapitalization that consists of a 2.1676 forward split of its 246,616 shares of issued and outstanding stock (“TetriDyn Post-Split Stock”). On December 15, 2016, and subject to FINRA’s approval, TetriDyn effectuated a reverse stock split on a 1-for-250 basis and decreased its authorized common stock to 400,000 shares, par value $0.001 per share.

Pursuant to the terms of the Merger, each share of common stock of OTE issued and outstanding or existing immediately prior to the Effective Time (as defined herein) of the Merger (the “OTE Stock”) will be converted at the Effective Time into the right to receive one newly issued share of TetriDyn Post-Split Stock (the “New TetriDyn Stock”), subject to certain restrictions on transfer as hereinafter provided and subject to the rights of the holders of certain of such shares of OTE Stock to exercise their rights as dissenters to seek an appraisal of the fair value thereof as provided under Delaware Law (each, a “Dissenting OTE Stockholder”). The number of shares of New TetriDyn Stock issued to the stockholders OTE, including shares that would have been issuable to Dissenting OTE Stockholders (as defined) had they not dissented, together with the number of shares issuable on the exercise of outstanding warrants and the conversion of outstanding bonds of OTE shall constitute, on a fully diluted basis, 90% of the number of shares of common stock of TetriDyn to on a fully-diluted basis after giving effect only to the Merger. The shares of common stock of TetriDyn, par value $0.001 per share (“TetriDyn Stock”), issued and outstanding immediately prior to the Effective Time will remain issued and outstanding. No shares of preferred stock of TetriDyn are issued and outstanding, and TetriDyn has no existing convertible securities or stock equivalent securities convertible or exercisable for shares of TetriDyn preferred Stock.

The board of directors of each of the Parties has determined that the Merger is consistent with and in furtherance of the long-term business strategies of each of them and is fair to, and in the best interests of, each of them and each of their respective stockholders; has approved and adopted this Agreement, the issuance of New TetriDyn Stock, and the other transactions contemplated hereby; and has recommended approval of this Agreement and the contemplated transactions by the appropriate Party’s stockholders when such approval is required by law.

For federal income tax purposes, it is understood that the Merger has been structured to qualify as a so-called “tax-free reorganization” under the provisions of Sections 368(a)1(A) and 368(a)(2)(E) of the United States Internal Revenue Code of 1986, as amended (the “Code”), and that each Party will take all actions reasonably necessary to so qualify the Merger, although neither Party has obtained or will be required to obtain or provide an opinion of counsel to the foregoing effect.

Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with Delaware Law, at the Effective Time, MergerCo shall be merged with and into OTE, the separate corporate existence of MergerCo shall cease, OTE shall continue as the Surviving Corporation of the Merger, and the OTE Stock issued and outstanding or existing immediately prior to the Effective Time of the Merger shall be converted at the Effective Time into the right to receive shares of New TetriDyn Stock as herein provided.

In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common of TetriDyn as provided in this Agreement, immediately following the Closing, TetriDyn shall file with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation” or such other name as may be available and acceptable to the Parties and effecting the Recapitalization.

On March 9, 2017, a Form 8-K was filed with the United States Securities and Exchange Commission reporting the terms of the Merger.

Convertible Notes - On February 24, 2017, TetriDyn Solutions, Inc., a Nevada corporation (the “Company”), completed the amendment of certain convertible promissory notes issued to JPF Venture Group, Inc. (“JPF”) to eliminate the conversation feature of those notes.

Among other convertible promissory notes, JPF holds:

(a) a convertible promissory note assigned by the original creditor to JPF on March 12, 2015, in the original principal amount of Three Hundred Ninety Four Thousand Three Hundred Eighty Dollars ($394,380) (the “$394,380 Note”), convertible at the discretion of JPFVG into a total of 63,102 shares of the Company’s common stock (as adjusted for the Company’s 1-for-250 reverse stock split as set forth in the Company’s Current Report Form 8-K filed with the Commission on December 20, 2016);

(b) a convertible promissory note issued by the Company to JPF on February 25, 2016, in the original principal amount of Fifty Thousand Dollars ($50,000) (the “February Note”), convertible at the discretion of JPFVG into a total of 1,666,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1 for 250 December Reverse Stock Split) ;

(c) a convertible promissory note issued by the Company to JPF on May 20, 2016, in the original principal amount of Fifty Thousand Dollars ($50,000) (the “May Note”), convertible at the discretion of JPFVG into a total of 1,666,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1 for 250 December Reverse Stock Split) ; and

(d) a convertible promissory note issued by the Company to JPF on October 20, 2016 in the remaining principal amount of Twelve Thousand Five Hundred Dollars ($12,500) (the “October Note”), convertible at the discretion of JPFVG into a total of 416,667 shares of the Company’s common stock (per the terms of this convertible promissory note, these shares are not subject to adjustment for the Company’s 1 for 250 December Reverse Stock Split)

(the $394,380 Note, the February Note, the May Note and the October Note are collectively referred to herein as, the “Notes”).

Pursuant to that certain Amendment of Promissory Notes dated February 24, 2017 (the “Amendment”), the Company and JPF amended the Notes to eliminate the conversion feature of the Notes, such that none of the principal nor interest under the Notes may be converted into shares of the capital stock of the Company. The Amendment effectuates the elimination of JPF’s conversion rights under the Notes to acquire shares of the capital stock of the Company issuable upon conversion of the Notes

Subsequent to December 31, 2016, the Company received a $34,773 non-interest bearing advance from Ocean Thermal Energy Corporation.

