Form 10-Q
period 2017-03-31
TETRIDYN SOLUTIONS INC
filed 2017-05-08
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2017, issuer had 247,178 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2017	2016
		(unaudited)
ASSETS
Current Assets
Cash		$1,784	$14,343
Total Current Assets		1,784	14,343
Total Assets		$1,784	$14,343

LIABILITIES
Current Liabilities
Accounts payable		$202,867	$201,586
Accrued liabilities		414,765	393,794
Notes payable		294,353	294,353
Convertible note payable, related party		162,500	671,380
Note Payable, related party		549,031	–
Total Current Liabilities		1,623,516	1,561,113
Total Liabilities		$1,623,516	$1,561,113

COMMITMENTS AND CONTINGENCIES (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value
Authorized:	5,000,000 shares
Issued and outstanding:	0 shares and
	0 shares, respectively	–	–
Common stock - $0.001 par value
Authorized- December 31, 2016	400,000 shares
Authorized- March 31, 2017	400,000 shares
Issued and outstanding - December 31, 2016	247,178 shares
Issued and outstanding - March 31, 2017	247,178 shares	246	246
Additional paid-in capital		3,723,609	3,723,609
Accumulated deficit		(5,345,587)	(5,270,625)
Total Stockholders' Deficit		(1,621,732)	(1,546,770)

Total Liabilities and Stockholders' Deficit		$1,784	$14,343

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$–	$49
Cost of Revenue	–	–
Gross Profit	–	49
Operating Expenses
General and administrative	24,692	21,167
Professional fees	36,061	25,076
Total Operating Expenses	60,753	46,243
Net Loss from Operations	(60,753)	(46,194)
Other Income (Expenses)
Interest Expense	(14,209)	(31,497)
Total Other Income (Expenses)	(14,209)	(31,497)
Net Loss before Provision for Income Taxes	(74,962)	(77,691)
Provision for Income Taxes	–	–
Net Loss	$(74,962)	$(77,691)

Total Basic and Diluted Loss Per Common Share	$(0.30)	$(0.36)

Basic and Diluted Weighted-Average
Common Shares Outstanding	247,178	213,617

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(74,962)	$(77,691)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Amortization of note discount	–	17,105
Changes in operating assets and liabilities:
Prepaid expenses	–	2,478
Accrued expenses	20,971	16,513
Accounts payable	1,281	(30,207)
Net Cash used in Operating Activities	(52,710)	(71,802)
Cash Flows from Investing Activities	–	–
Net Cash Provided by Investing Activities	–	–
Cash Flows from Financing Activities
Proceeds from related party debt	40,151	67,500
Net Cash provided by Financing Activities	40,151	67,500
Net Increase(Decrease) in Cash	(12,559)	(4,302)
Cash at Beginning of Period	14,343	4,667
Cash at End of Period	$1,784	$365

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$–
Cash paid for interest expense and lines of credit	$2,600	$4,256

Noncash Transactions
Beneficial conversion feature on convertible note payable	$–	$3,333
Amendment to remove conversion on convertible related party debt	$549,031

See the accompanying notes to condensed consolidated financial statements.

TETRIDYN SOLUTIONS, INC., AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1–Nature of Business and Basis of Presentation

TetriDyn Solutions, Inc. (“TetriDyn”, the “Company”, “we”, and “us”) is currently in the business of facilitating the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “EcoVillages Business”). As previously reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on December 12, 2016 (the “Form 8-K”), as subsequently amended by that certain Current Report on Form 8-K/A filed by the Company with the SEC on December 20, 2016 (the “Form 8-K/A” and together with the Form 8-K, the “December Form 8-K”), on December 8, 2016 the Company completed the purchase of all assets of JPF Venture Group, Inc. (“JPF”) used primarily in connection with the EcoVillages Business, pursuant to the terms of an Asset Purchase Agreement dated December 8, 2016 (the “EcoVillage Acquisition”). JPF is an entity owned and controlled by Jeremy Feakins, the Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors of the Company. These assets were recorded at a historical cost of $0.00.

Subsequent to the EcoVillage Acquisition, the Company refocused on a possible merger with Ocean Thermal Energy Corporation, a Delaware corporation, which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between TetriDyn Solutions Inc. and Ocean Thermal Energy Corporation. The intent of entering into such agreement is to achieve the business goals of both companies. See Note 7–Commitments and Contingencies and Note 8 – Subsequent Events for more details about this merger.

Prior to the EcoVillage Acquisition, the Company specialized in providing business information technology (IT) solutions to our customers through the optimization of business and IT processes by using systems engineering methodologies, strategic planning, and system integration to develop radio frequency identification products to address location tracking issues in the healthcare industry, including issues surrounding patient care; optimization of business processes for healthcare providers, improved reporting of incidents, and increased revenues for provided services.

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. As used in this report, the terms “we,” “us,” and “our” mean TetriDyn Solutions, Inc., and its subsidiary, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2016, including the financial statements and notes thereto.

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

Note 2–Organization and Summary of Significant Accounting Policies

Principles of Consolidation–The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, an Idaho corporation also named TetriDyn Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Business Segments–The Company had only one business segment for the three months ended March 31, 2017 and 2016.

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

Revenue Recognition– Revenue from our Ecovillages Business and related services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured. Amounts billed to customers before these criteria being met are deferred.

Going Concern–The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $74,962 and used $52,710 of cash in operating activities for the three months ended March 31, 2017. The Company had a working capital deficiency of $1,621,732 and a stockholders’ deficit of $1,621,732 as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to develop sales and obtain external funding for its project development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Income Taxes–No income tax expense was recognized for the three-month periods ended March 31, 2017 and 2016, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service and various states for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2016, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2017.

Fair Value of Financial Instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

• Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

• Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

• Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2017, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first three months of 2017.

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

Net Loss per Common Share–Basic and diluted net loss per common share are computed based upon the weighted-average stock outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. As of March 31, 2017 and 2016, 0 and 0 respectively, of common share equivalents for granted stock options were antidilutive and not used in the calculation of diluted net loss per share. Additionally, as of March 31, 2017 and 2016, 5,740,640 and 5,342,042 respectively, of common share equivalents for convertible note payables were antidilutive and not used in the calculation of diluted net loss per share.

Note 3–Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We note that this guidance applies to our reporting requirements and will implement the new guidance accordingly.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 4–Accounts Payable and Accrued Liabilities

As of March 31, 2017, the Company had $202,867 in accounts payable, the majority of which is for professional services performed for us in prior periods and other obligations to former directors.

As of March 31, 2017, the Company had $414,765 in accrued liabilities. The accrued liabilities included interest of $147,875 and $213,436 in unpaid salaries to two of the Company’s former officers, which were assigned by the officers to JPF pursuant to an Investment Agreement dated March 12, 2015 (see Note 5).

Note 5–Notes Payable and Advances to Related Parties

On March 12, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note. The consolidated convertible note was assigned to JPF, the Company’s principal stockholder and an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The new consolidated note was convertible to common stock at $6.25 per share (as adjusted by reason of the Company’s 1 for 250 reverse stock split, as reported in the December Form 8-K), the approximate market price of the Company’s common stock as of the date of the issuance. However, as further discussed in the Current Report on Form 8-K filed by the Company with the SEC on March 2, 2017 (the “March Form 8-K”), on February 24, 2017, the Company entered into an amendment with JPF to eliminate the conversion feature of the note. The note bears interest at 6% per annum and is due and payable within 90 days after demand. As of March 31, 2017, accrued but unpaid interest on this note was $52,685.

On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436, evidenced by a consolidated promissory note dated December 31, 2014, to JPF. This note does not bear any interest. On December 31, 2016, the $213,436 was reclassified as Accrued Expenses.

On June 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF, as evidenced by a convertible promissory note issued to JPF by the Company. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion price is not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. As of March 31, 2017, the outstanding balance was $50,000, plus accrued interest of $5,000. The Company recorded a debt discount of $50,000 for the fair value of the beneficial conversion feature. As of December 31, 2015, the Company amortized $50,000 of the debt discount.

On November 23, 2015, the Company borrowed $50,000 from its principal stockholder JPF, as evidenced by a convertible promissory note issued to JPF by the Company. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion price is not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. As of March 31, 2017, the outstanding balance was $50,000, plus accrued interest of $3,757. The Company recorded a debt discount of $24,667 for the fair value of the beneficial conversion feature. As of December 31, 2015, the Company amortized $10,415 of the debt discount.

On February 25, 2016, the Company borrowed $50,000 from JPF as evidenced by a promissory note issued by the Company to JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; and (ii) the note is payable 90 days after demand. Originally, the payee was authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note and this conversion price was not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. However, as disclosed in the March Form 8-K on February 24, 2017, the Company entered into an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2017, the outstanding balance was $50,000, plus accrued interest of $3,345.

On May 20, 2016, the Company borrowed $50,000 from its principal stockholder JPF as evidenced by a promissory note issued by the Company to JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; and (ii) the note is payable 90 days after demand. Originally, the payee was authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note and this conversion price was not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. However, as disclosed in the March Form 8-K on February 24, 2017, the Company entered into an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2017, the outstanding balance was $50,000, plus accrued interest of $2,497.

On October 20, 2016, the Company borrowed $12,500 from its principal stockholder JPF as evidenced by a promissory note issued by the Company to JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; and (ii) the note is payable 90 days after demand. Originally, the payee was authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note and this conversion price was not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. However, as disclosed in the March Form 8-K on February 24, 2017, the Company entered into an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2017, the outstanding balance was $12,500, plus accrued interest of $918.

Also on October 20, 2016, the Company borrowed $12,500 from its independent director as evidenced by a convertible promissory note issued by the Company to the independent director. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. As of March 31, 2017, the outstanding balance was $12,500, plus accrued interest of $421.

Also on October 20, 2016, the Company borrowed $25,000 from a stockholder as evidenced by a convertible promissory note issued by the Company to the stockholder. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price was not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. As of March 31, 2017, the outstanding balance was $25,000, plus accrued interest of $654.

On November 29, 2016, the Company received a $2,000 non-interest bearing loan from Jeremy P. Feakins & Associates, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer.

On December 21, 2016, the Company borrowed $25,000 from its principal stockholder JPF as evidenced by a convertible promissory note issued by the Company to JPF. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the Company’s 1 for 250 reverse stock split pursuant to the terms of the promissory note. As of March 31, 2017, the outstanding balance was $25,000, plus accrued interest of $417.

On March 8, 2017, the Company received a $34,773 non-interest bearing loan from the Ocean Thermal Energy Corporation, whose director and chief executive officer is Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer.

On March 31, 2017, the Company received a $5,377 non-interest bearing loan from JPF.

As of March 31, 2017, the Company had $711,531 in notes payable due to related parties.

Note 6–Notes Payable in Default

Since October 25, 2011, the Company has been in default on a loan from an economic development entity. The loan principal was $50,000 with accrued interest of $16,296 through March 31, 2017.

As of March 31, 2017, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $94,493 in late payments, with an outstanding balance of $158,532 and accrued interest of $33,151 as of March 31, 2017. Both loans are guaranteed by two of the Company’s officers. One loan is secured by liens on the Company’s intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as the Company’s cash flow permits.

As of March 31, 2017, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $85,821 in late payments, with an outstanding balance of $85,821 and accrued interest of $28,734 as of March 31, 2017. This loan is secured by a junior lien on all the Company’s assets and shares of the Company’s common stock owned by certain founders of the Company. The Company is working with this entity to bring the payments current as soon as cash flow permits.

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

Common Stock – Increase in Authorized shares - As previously reported in the December Form 8-K, the Board of Directors of the Company, or the Board, approved a reverse stock split of the issued and outstanding shares of common stock of the Company on a 1-for-250 basis (the “Reverse Stock Split”) which such Reverse Stock Split was effective with the Secretary of State of Nevada at 12:01 am on December 31, 2016 and later declared effective by FINRA on March 28, 2017. As of March 28, 2017, the effective date of the approval by FINRA of the Reverse Stock Split, the Company had 400,000 shares of common stock and 5,000,000 shares of preferred stock authorized, of which 247,178 shares of common stock are outstanding and no shares of preferred stock are outstanding. However, as further discussed in the definitive Information Statement on Schedule 14C filed by the Company with SEC on April 13, 2017 (the “Schedule 14C”), on February 28, 2017, the Board of Directors of the Company approved an Amendment to the Articles of Incorporation (the “Amendment”) to increase the authorized shares of Common Stock from 400,000 to 200,000,000 (the “Authorized Share Increase”) which such amendment was subsequently approved by the holders of a majority of the outstanding shares of the Company’s common stock on April 12, 2017. The Authorized Share Increase would not change the number of authorized shares of preferred stock.

Merger, Forward Stock Split and Name Change - In January 2017, the Company refocused on the possible merger with Ocean Thermal Energy Corporation, a Delaware corporation (“OTE”), which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 10, 2017 (the “Second March Form 8-K”), on March 1, 2017, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with OTE, pursuant to which a newly-created Delaware corporation that is wholly-owned by the Company (“TetriDyn Merger Sub”) will merge with and into OTE, with OTE continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”). The intent of entering into the Merger Agreement is to achieve the business goals of both companies.

In order to effect the Merger, immediately prior to the consummation of the Merger, TetriDyn shall effect a recapitalization that consists of a 2.1676 forward split (the “Forward Stock Split”) of its 247,178 shares of issued and outstanding stock. The Forward Stock Split was approved by the Board on February 28, 2017 and the holders of a majority of the outstanding shares of the Company’s common stock on April 12, 2017, and will be effected by the filing of the Amendment with the Secretary of State of the State of Nevada. Effective upon the consummation of the Merger (the “Closing”), each share of the common stock of OTE issued and outstanding immediately prior to the Closing (“OTE Stock”) will be converted into the right to receive one fully-paid and nonassessable newly-issued share of TetriDyn’s Common Stock following the Forward Stock Split (the (the “New TetriDyn Stock”), subject to certain restrictions on transfer as provided in the Merger Agreement and subject to the rights of certain holders of shares of OTE Stock to exercise their rights as dissenters to seek an appraisal of the fair value thereof as provided under Delaware Law (each, a “Dissenting OTE Stockholder”).

The number of shares of New TetriDyn Stock issued to the stockholders OTE, including shares that would have been issuable to Dissenting OTE Stockholders had they not dissented, together with the number of shares issuable on the exercise of outstanding warrants and the conversion of outstanding bonds of OTE shall constitute, on a fully diluted basis, 90% of the number of shares of common stock of TetriDyn to on a fully-diluted basis after giving effect only to the Merger. The shares of common stock of TetriDyn, par value $0.001 per share (“TetriDyn Stock”), issued and outstanding immediately prior to the Closing will remain issued and outstanding. No shares of preferred stock of TetriDyn are issued and outstanding, and TetriDyn has no existing convertible securities or stock equivalent securities convertible or exercisable for shares of TetriDyn preferred stock.

In connection with the consummation of the Merger, immediately prior to the Closing, TetriDyn shall file with the Amendment with the Nevada Secretary of State in order to change its name to “Ocean Thermal Energy Corporation” (the “Name Change”) or such other name as may be available and acceptable to the parties to the Merger Agreement.

On March 1, 2015, the Company entered into a lease agreement with a company whose managing partner is the Company’s Chief Executive Officer, and rents space on a month-to-month basis with no long-term commitment. On January 1, 2017 the Company signed an amendment with the landlord increasing the monthly rent to $5,000 per month commencing on January 1, 2017. Rent expense per this agreement was $15,000 for the three months ending March 31, 2017.

Note 8–Subsequent Events

As discussed above in Note 7, on April 14, 2017, the Company filed the Schedule 14C with the SEC disclosing the approval by the Board and the holders of a majority of the outstanding shares of common stock of the Company of the Amendment in order to effect the Forward Stock Split, the Authorized Share Increase and the Name Change to for the principal purpose of facilitating the Merger, as well as the approval of the Merger.

The Company currently has 400,000 shares of Common Stock authorized for issuance, of which 247,178 shares are outstanding and the remaining 152,822 shares are available for issuance. The Company also has 5,000,000 shares of Preferred Stock of which no shares are outstanding. As discussed in Note 7 above, pursuant to the Amendment, immediately prior to the consummation of the Merger, the Company will effect a forward stock split of the issued and outstanding shares of common stock on an approximately 2.1676-for-1 basis.

At the Closing of the Merger, the Company will issue a maximum of approximately 109,970,443 shares of its common stock to the current stockholders of OTE and reserve a maximum of approximately 508,986 additional shares for issuance upon the exercise of warrants and convertible debentures that they will issue in the Merger in exchange for outstanding warrants and convertible debentures to purchase shares of OTE common stock. At present, therefore, the Company does not have sufficient available authorized shares to complete the Merger. The principal purpose of the Amendment is to increase our authorized shares (to 200,000,000 shares) for this purpose. The Company has no present commitment to issue any shares of common stock or preferred stock other than in connection with the Merger, except upon conversion of the convertible promissory notes (See Note 5).

The Amendment will also change our corporate name to “Ocean Thermal Energy Corporation” to reflect that, as a result of the Merger, the Company will succeed to the business and operations of OTE.

The Merger is anticipated to be effective on or around May 9, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the three months ended March 31, 2017 and 2016, respectively, should be read in conjunction with our unaudited condensed consolidated financial statements and notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, of 1933, as amended, such as statements relating to our anticipated revenues, gross margin and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Overview

TetriDyn Solutions, Inc. (“TetriDyn”, the “Company”, “we”, and “us”) is currently in the business of facilitating the development of sustainable living communities by creating ecologically sustainable “EcoVillages” powered by 100% fossil-fuel free electricity, buildings cooled by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture and agriculture (the “EcoVillages Business”). As previously reported in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on December 12, 2016 (the “Form 8-K”), as subsequently amended by that certain Current Report on Form 8-K/A filed by the Company with the SEC on December 20, 2016 (the “Form 8-K/A” and together with the Form 8-K, the “December Form 8-K”), on December 8, 2016 the Company completed the purchase of all assets of JPF Venture Group, Inc. (“JPF”) used primarily in connection with the EcoVillages Business, pursuant to the terms of an Asset Purchase Agreement dated December 8, 2016 (the “EcoVillage Acquisition”). JPF is an entity owned and controlled by Jeremy Feakins, the Chief Executive Officer and Chief Financial Officer of the Company and a member of the Board of Directors of the Company.

Subsequent to the EcoVillage Acquisition, the Company refocused on a possible merger with Ocean Thermal Energy Corporation, a Delaware corporation (“OTE”), which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between TetriDyn Solutions Inc. and OTE. See Note 7 and Note 8 of the Company’s condensed consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues and Cost of Revenue

Our revenue of $0 and $49 for the three months ended March 31, 2017, and 2016, was not material.

Our cost of revenue of $0 and $0 for March 31, 2017 and 2016, respectively, was not material.

Although the net changes for our revenues and cost of revenue for the three months ended March 31, 2017 and 2016, are summarized above, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Operating Expenses

General and administrative expenses, including noncash compensation expense, were $24,692 for the three months ended March 31, 2017, compared to $21,167 for the three months ended March 31, 2016, representing a increase of $3,525, or 17%, in 2017. The increase in our general and administrative expenses for the three-month period ended March 31, 2017, as compared to the three months ended March 31, 2016, reflects an increase in rent expense.

Professional fees expenses were $36,061 for the three months ended March 31, 2017, compared to $25,076 for the three months ended March 31, 2016, representing an increase of $10,985, or 44%, for the three-month period. The increase in our professional fees expenses for the three-month period ended March 31, 2017, as compared to the three months ended March 31, 2016, reflects the increase of auditing fees and the timing of legal fees associated with the OTE merger negotiations.

Interest expense was $14,209 for the three months ended March 31, 2017, as compared to $31,497 for the three months ended March 31, 2016, representing an increase of $17,288, or 55%, for the three-month period. The change in interest expense was due to the elimination of the debt discount, which was expensed in 2016. See Note 5 of the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2017, our principal source of liquidity consisted of $1,784 of cash, as compared to $14,343 of cash at December 31, 2016. In addition, our stockholders’ deficit was $1,621,732 at March 31, 2017, compared to stockholders’ deficit of $1,546,770 at December 31, 2016, an increase in the deficit of $74,692.

Our operations used net cash of $52,710 during the three months ended March 31, 2017, as compared to using net cash of $71,802 during the three months ended March 31, 2016. The $19,092 decrease in cash used was primarily due to the increase in accrued expenses.

Investing activities for the three months ended March 31, 2017 and 2016 used no net cash.

Financing activities provided cash of $40,151 for our operation from a related party during the three months ended March 31, 2017, as compared to receiving related party financing of $67,500 during the three months ended March 31, 2016.

As discussed above, in December 2016, we acquired all assets of JPF used primarily in connection with the EcoVillages Business, pursuant to the terms of an Asset Purchase Agreement dated December 8, 2016 (the “EcoVillage Acquisition”), which will be used primarily in connection with a business of developing a sustainable living community. The community will be powered by 100% fossil fuel free electricity, buildings by energy efficient and chemical free systems, and on-site water produced for drinking, aquaculture, and agriculture.

As discussed above, subsequent to the EcoVillage Acquisition, the Company refocused on a possible merger with OTE, which is developing projects for renewable power generation, desalinated water production, and air conditioning using its proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. On March 1, 2017, an Agreement and Plan of Merger was entered into between the Company and OTE, pursuant to which a newly-created Delaware corporation that is wholly-owned by the Company will merge with and into OTE, with OTE continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”), as further set forth in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2017. See Note 7 and Note 8 of the Company’s condensed consolidated financial statements.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by general accounting policies accounting principles generally accepted in the United States of America (“GAAP”), with no need for management’s judgment in its application. The impact and any associated risks related to these policies on our business operations is discussed throughout this Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to the December 31, 2016 condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Note that our preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue from our Ecovillages Business and related services is recognized when earned and realizable. Revenue is earned and realizable when persuasive evidence of an arrangement exists; services, if requested by the customers, have been rendered and are determinable; and ability to collect is reasonably assured. Amounts billed to customers before these criteria being met are deferred.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We note that this guidance applies to our reporting requirements and will implement the new guidance accordingly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we are not required, and have elected not, to provide the disclosure required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, which is comprised of one person serving as both our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at a reasonable assurance level because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial will not be prevented or detected.

An evaluation was performed under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of March 31, 2017.

As of March 31, 2017, management identified the following material weaknesses:

•	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

•	Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•	Entity Level Controls—We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

•	Access to Cash— One executive had the ability to transfer from our bank accounts.

These weaknesses are continuing. Management and the Company’s board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the near future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SECURITIES

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $16,296 through March 31, 2017.

As of March 31, 2017, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $94,493 in late payments with an outstanding balance of $158,531 and accrued interest of $33,151 as of March 31, 2017. Both loans are guaranteed by two of our officers. One loan is secured by liens on intangible software assets and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of March 31, 2017, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $85,821 in late payments with an outstanding balance of $85,821 and accrued interest of $28,734 as of March 31, 2017. This loan is secured by a junior lien on all our assets and shares of founders’ common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

3.1	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.
3.2	Bylaws of TetriDyn Solutions, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.
3.3	Designation of Rights, Privileges and Preferences of Series A Preferred Stock.	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.
3.4	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc. filed with the Nevada Secretary of State on December 6, 2016.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2017.
3.5	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016.	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on December 20, 2017.
4.1	Specimen Stock Certificate	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2006.
10.1	Amendment to Convertible Promissory Notes, dated February 24, 2017, by and between TetriDyn Solutions, Inc. and JPF Venture Group, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2017.
10.2	Agreement and Plan of Merger, dated as of March 1, 2017, by and between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2017.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith.
99.1	Temporary Hardship Exemption Provided by Rule 201	Filed herewith.
101 INS	XBRL Instance Document***+
101 SCH	XBRL Schema Document***+
101 CAL	XBRL Calculation Linkbase Document***+
101 LAB	XBRL Labels Linkbase Document***+
101 PRE	XBRL Presentation Linkbase Document***+
101 DEF	XBRL Definition Linkbase Document***+

_______________

*	All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.
**	A certification furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
+	To be filed by amendment per Rule 201 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRIDYN SOLUTIONS, INC.
(Registrant)

Date: May 5, 2017	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer