Form 10-Q
period 2017-06-30
Ocean Thermal Energy Corp
filed 2017-08-14
CIK 827099

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-19411-C

OCEAN THERMAL ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-5081381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Queen Street, Lancaster, PA 17603
(Address of principal executive offices, including zip code)

(717) 299-1344
(Registrant’s telephone number, including area code)

TetriDyn Solutions, Inc.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, issuer had 112,652,340 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$26,583	$7,495
Prepaid expenses	–	30,549
Total Current Assets	26,583	38,044

Property and Equipment
Property and equipment, net	1,693	2,366
Assets under construction	889,138	846,285
Property and Equipment, net	890,831	848,651

Total Assets	$917,414	$886,695

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$6,757,865	$5,631,270
Due to related party	52,000	36,822
Notes payable - related party, net	3,567,880	1,886,000
Convertible notes payable -related party- net	137,500	–
Notes payable, net	594,352	300,000
Convertible notes payable - net	50,000	49,129
Total Current Liabilities	11,159,597	7,903,221

Notes payable - related party, net	50,000	1,045,644
Notes payable, net	641,800	602,067
Total Liabilities	11,851,397	9,550,932

Commitments and Contingencies (See Note 10)

Stockholders' deficiency
Preferred Stock, $0.001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized, 112,625,870 and 94,343,776 shares issued and outstanding, respectively	11,263	9,435
Additional paid-in capital	50,529,474	44,437,871
Accumulated deficit	(61,474,720)	(53,111,543)
Total Stockholders' Deficiency	(10,933,983)	(8,664,237)

Total Liabilities and Stockholders' Deficiency	$917,414	$886,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the 3 months ended June 30, 2017	For the 3 months ended June 30, 2016	For the 6 months ended June 30, 2017	For the 6 months ended June 30, 2016
Operating Expenses
Salaries and wages	$296,339	$292,668	$553,827	$624,779
Professional fees	150,977	206,427	503,773	461,678
General and administrative	174,609	115,299	252,955	222,271
Warrant Expense	–	–	6,769,562	–
Total Operating Expenses	621,925	614,394	8,080,117	1,308,728
Loss from Operations	(621,925)	(614,394)	(8,080,117)	(1,308,728)

Other Expenses
Interest Expense and amortization of debt discount	(175,577)	(384,082)	(283,094)	(706,280)
Interest Income	34	–	34	–
Total Other expense	(175,543)	(384,082)	(283,060)	(706,280)

Loss Before Income Taxes	(797,468)	(998,476)	(8,363,177)	(2,015,008)

Provision for Income Taxes	–	–	–	–

Net Loss	$(797,468)	$(998,476)	$(8,363,177)	$(2,015,008)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.08)	$(0.02)

Weighted Average Number of Common Shares Outstanding	111,149,698	82,977,921	107,689,883	82,816,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Six Month Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(8,363,177)	$(2,015,008)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	673	3,057
Stock issued for services	244,800	179,000
Warrant Expense	6,769,562	–
Amortization of debt discounts	44,960	419,478
Changes in assets and liabilities:
Prepaid expenses	30,549	(18,632)
Accounts payable and accrued expenses	509,562	611,905
Net Cash Used In Operating Activities	(763,071)	(820,200)

Cash Flow From Investing Activities:
Cash acquired from TetriDyn Solutions, Inc.	4,512	–
Assets under construction	(42,853)	(37,500)
Cash paid to TetriDyn Solutions, Inc.	(49,773)	–
Net Cash Used In Investing Activities	(88,114)	(37,500)

Cash Flows From Financing Activities:
Repayment of due to related party	(36,822)	–
Repayment of notes payable - related party	(25,000)	(5,000)
Proceeds from notes payable - related party	200,000	609,500
Proceeds from due to related party	50,000	–
Proceeds from issuance of common stock for cash	45,000	165,000
Proceeds from stock issued for exercise of warrants	748,535	–
Repayment of capital lease	–	(2,530)
Stock repurchased from related parties	(111,440)	–
Net Cash Provided by Financing Activities	870,273	766,970

Net increase (decrease) in cash and cash equivalents	19,088	(90,730)
Cash and cash equivalents at beginning of year	7,495	125,029
Cash and Cash Equivalents at End of Period	$26,583	$34,299

Supplemental disclosure of cash flow information
Cash paid for interest expense	$13,160	$2,732
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Convertible note payable -related party converted to common stock	$25,000	$–
Debt discount on related-party note payable and extension of warrants	$–	$619,084

On May 9, 2017, the company issued 534.555 shares of common stock to the former shareholders of TetriDyn Solutions Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Notes to Condensed Consolidated June 30, 2017 Financial Statements

(Unaudited)

Note 1: Source of Business and Basis of Presentation

Ocean Thermal Energy Corporation (“Ocean Thermal”, the “Company”, “we”, and “us”) is currently in the business of designing Ocean Thermal Energy Conversion (“OTEC”) power plants and Seawater Air Conditioning (“SWAC”) plants for large commercial properties, utilities and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for the communities served by its plants for use in agriculture and human consumption. This cold deep nutrient-rich water can also be used to cool buildings (SWAC) and for fish farming/ aquaculture. In short, it’s a technology with many benefits, and its versatility makes OTEC unique.

The Company previously operated under the corporate name of TetriDyn Solutions, Inc. (“TetriDyn”). On March 10, 2017, TetriDyn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocean Thermal Energy Corporation, a Delaware corporation (“OTE”). On May 9, 2017, TetriDyn consummated the acquisition of all outstanding equity interests of OTE pursuant to the terms of the Merger Agreement, with a newly-created Delaware corporation that is wholly-owned by TetriDyn (“TetriDyn Merger Sub”), merging with and into OTE (the “Merger”) and OTE continuing as the surviving corporation and a wholly-owned subsidiary of TetriDyn. Effective upon the consummation of the Merger (the “Closing”), the OTE Stock issued and outstanding or existing immediately prior to the Closing of the Merger was converted at the Closing into the right to receive newly issued shares of TetriDyn common stock. As a result of the Merger, TetriDyn succeeded to the business and operations of OTE. In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common shares, TetriDyn filed with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation”.

On April 13, 2017, the Company filed a Schedule 14C Information Statement with the Securities and Exchange Commission (the “Commission”) to notify stockholders that the following actions were approved without a meeting of the stockholders:

•	An amendment to our Articles of Incorporation, as amended, to effect a change in the Company’s name from TetriDyn Solutions, Inc. to Ocean Thermal Energy Corporation;

•	An amendment to our Articles of Incorporation, as amended, to effect an increase in our authorized shares of common stock from 400,000 to 200,000,000; and

•	An amendment to our Articles of Incorporation, as amended, to effect a forward stock split of the issued and outstanding shares of common stock of the Company on an approximately 2.1676-for-1 basis.

On May 25, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change the trading symbol for the Company’s common stock to “CPWR” from “TDYS.” The Company’s common stock began formally trading under the symbol “CPWR” on June 21, 2017.

For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Tetridyn Solutions, Inc. with Ocean Thermal Energy Corporation. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholder of OTE in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from May 9, 2017 through June 30, 2017. The Company’s accounting year end is December 31, which was the year end of Ocean Thermal Energy Corporation.

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our Audit Report and the 8-K filing on July 19, 2017.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $8,363,177 and used $763,071 of cash in operating activities for the six months ended June 30, 2017. We had a working capital deficiency of $11,133,014 and a stockholders’ deficiency of $10,933,983 as of June 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our project development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3: Income Taxes

No income tax expense was recognized for the six-month periods ended June 30, 2017 and 2016, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2016, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the six months ended June 30, 2017.

The Company’s ability to use its NOL carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2017, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first six months of 2017.

Note 5: Net Loss per Common Share

Basic earnings per share are computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. We recorded a net loss for the six-month periods ended June 30, 2017 and 2016, so there are no diluted earnings per share calculated for those periods. Basic and diluted earnings per share were the same for all periods presented.

We had 0 and 25,517,876 shares issuable upon the exercise of warrants and options and 5,322,274 and 205,667 shares issuable upon the conversion of green energy bonds and convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended June 30, 2017 and 2016, respectively.

Note 6: Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been a diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the Update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 7: Business Segments

We conduct operations in various foreign jurisdictions that use our technology. Our segments are based on the location of their operations. The U.S. territories segment consists of operations in the U.S. Virgin Islands and Guam; the Bahamas segment consists of operations specific to the Bahamas; and the other segment currently consists of operations in the Cayman Islands. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs (“G&A”), and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information for the six months ended June 30, 2017, and June 30, 2016, is as follows:

June 30, 2017
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$–	$–	$–	$–	$–
Assets	28,276	840,140	–	48,998	917,414
Net loss	(8,363,177)	–	–	–	(8,363,177)
Property and equipment	1,693	–	–	–	1,693
Assets under construction	–	840,140	–	48,998	889,138
Depreciation	673	–	–	–	673
Additions to assets under construction	–	42,853	–	–	42,853

June 30, 2016
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$–	$–	$–	$–	$–
Assets	90,212	715,064	244,285	48,998	1,098,559
Net loss	(2,015,008)	–	–	–	(2,015,008)
Property and equipment	3,516	–	–	–	3,516
Assets under construction	–	715,064	244,285	48,998	1,008,347
Depreciation	3,057	–	–	–	3,057
Additions to assets under construction	–	37,500	–	–	37,500

Note 8: Convertible notes and notes payable

On March 12, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the Consolidated Note. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of June 30, 2017, accrued but unpaid interest on the Consolidated Note was $58,667.

On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436 to JPF. The assignment was evidenced by a consolidated promissory note dated December 31, 2014. The note does not bear any interest. On December 31, 2016, the $213,436 was reclassified to accrued expenses.

On June 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of June 30, 2017, the outstanding balance was $50,000, plus accrued interest of $5,783.

On November 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of June 30, 2017, the outstanding balance was $50,000, plus accrued interest of $4,515.

On February 25, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of June 30, 2017, the outstanding balance was $50,000, plus accrued interest of $4,103.

On May 20, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of June 30, 2017, the outstanding balance was $50,000, plus accrued interest of $3,255.

On October 20, 2016, the Company borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of June 30, 2017, the outstanding balance was $12,500, plus accrued interest of $1,047.

On October 20, 2016, the Company borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of June 30, 2017, the outstanding balance was $12,500, plus accrued interest of $904.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of June 5, 2017 the noteholder converted the note principal into 1,806,298 shares common stock. As of June 30, 2017, there was an outstanding balance of accrued interest of $610.

On December 21, 2016, the Company borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of June 30, 2017, the outstanding balance was $25,000, plus accrued interest of $796.

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $16,928 as of June 30, 2017.

As of June 30, 2017, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $94,480 in late payments, with an outstanding balance of $94,480 and accrued interest of $30,253 as of June 30, 2017. Both loans were guaranteed by two of the Company’s former officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers’ personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2017, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $85,821 in late payments, with an outstanding balance of $85,821 and accrued interest of $30,253 as of June 30, 2017. This loan is secured by a junior lien on all the Company’s assets and shares of a founder’s common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On February 16, 2017, the noteholder agreed to amend the note to extend the due date of the note to February 3, 2018. As of June 30, 2017, the outstanding balance was $1,000,000, plus accrued interest of $484,448.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. The warrants have an expiration date of September 30, 2023. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. Accrued interest on the notes was $192,111 on June 30, 2017 and $168,934 at December 31, 2016. During 2015, one of the original noteholders transferred its ownership of the note in the amount of $50,000 to Jeremy P. Feakins & Associates LLC through the JPF Venture Fund 1, LP. During the six months ended June 30, 2017, we amortized $44,089 of debt discount.

Unsecured Debentures

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger with Broad Band Network Associates. The note is unsecured and due the earlier of December 31, 2015, or upon our receiving $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2014, we paid $100,000 and during 2015, we paid $60,000, leaving a balance of $130,000. Accrued interest totaled $34,997 at June 30, 2017 and $29,769 at December 31, 2016. We have determined that no further payment of principal or interest on this note should be made because the noteholder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the not holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity owned by our chief executive officer, together our principal stockholders. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. As of December 31, 2015, principal of $152,500 has been repaid and principal of $351,500 has been converted into 468,667 shares of common stock, leaving a note balance of $1,761,000. During 2016, a principal payment of $5,000 was made leaving a note balance of $1,756,000 at June 30, 2017. Accrued interest totaled $541,381 as of June 30, 2017 and $453,093 as of December 31, 2016. On February 16, 2017, the note holder agreed to extend the due date for the repayment of the loan and interest to the earlier of December 31, 2017, or the date of the financial closings of its Baha Mar Project (or any other project of $25 million or more), whichever occurs first.

During 2014, we issued Secured Convertible Promissory Notes (Bonds) totaling $166,800 through September 30, 2014. The bonds carry an interest rate ranging from 7.86% to 9.86% and mature on April 30, 2019 and December 31, 2019. In addition, the bondholders are entitled to convert each $1,200 bond into 1,000 shares of common stock at a price of $1.20 per share. Should our shares trade for 10 consecutive days at $1.80 per share or higher, the bonds are automatically called and converted to shares at $1.20 per share. There was no beneficial conversion on the date of grant. Accrued interest totaled $46,783 as of June 30, 2017 and $41,398 as of December 31, 2016.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party is due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note is due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. As of December 31, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC Project’s financial closing was delayed causing us to default on the notes. We determined the warrants had a fair value of $85,304 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the note. We have accrued the interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the project’s financial closing. Accrued interest totaled $146,395 as of June 30, 2017 and $113,119 as of December 31, 2016.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2017, we amortized $871 of debt discount. Accrued interest totaled $11,292 as of June 30, 2017 and $10,159 as of December 31, 2016.

On March 9, 2017, a private venture fund, in which our chief executive officer is an officer and director, agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable with 90 days of demand. On June 30, 2017, the balance of the loan outstanding was $175,000 and the accrued interest as of that date was $5,910.

The following convertible note and notes payable were outstanding at June 30, 2017:

							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at June 30, 2017	Discount at June 30, 2017	Carrying Amount at June 30, 2017	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	58,670	16,813	–	16,813	–	–	16,813	–
12/1/2007	9/1/2015	7.00%	125,000	85,821	–	85,821	–	–	85,821	–
9/25/2009	10/25/2011	5.00%	50,000	50,000	–	50,000	–	–	50,000	–
12/23/2009	12/23/2019	7.00%	100,000	94,480	–	94,480	–	–	94,480	–
12/23/2009	12/23/2019	7.00%	25,000	23,619	–	23,619	–	–	23,619	–
12/23/2009	12/23/2019	7.00%	25,000	23,619	–	23,619	–	–	23,619	–
02/03/12	02/03/18	10.00%	1,000,000	1,000,000	–	1,000,000	1,000,000	–	–	–
08/15/13	10/31/23	10.00%	525,000	525,000	–	525,000	–	50,000	–	475,000
12/31/13	12/31/15	8.00%	290,000	130,000	–	130,000	130,000	–	–	–
04/01/14	12/31/17	10.00%	2,265,000	1,756,000	–	1,756,000	1,756,000	–	–	–
04/16/14	04/30/19	9.86%	6,000	6,000	–	6,000	–	–	–	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	–	50,400	–	–	–	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	–	25,200	–	–	–	25,200
07/21/14	12/31/19	9.86%	78,000	78,000	–	78,000	–	–	–	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	–	7,200	–	–	–	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	–	200,000	–	–	200,000	–
12/26/14	12/26/15	12.00%	100,000	100,000	–	100,000	–	–	100,000	–
2/25/2015	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
3/19/2015	90 days after demand	6.00%	394,380	394,380	–	394,380	394,380	–	–	–
04/07/15	04/17/17	10.00%	50,000	50,000	–	50,000	–	–	50,000	–
6/23/2015	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
11/23/2015	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
5/20/2016	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
10/20/2016	90 days after demand	6.00%	50,000	25,000	–	25,000	25,000	–	–	–
12/21/2016	90 days after demand	6.00%	25,000	25,000	–	25,000	25,000	–	–	–
3/9/2017	90 days after demand	10.00%	200,000	175,000	–	175,000	175,000	–	–	–
	Totals			5,041,532	–	5,041,532	3,705,380	50,000	644,352	641,800

The following convertible note and notes payable were outstanding at December 31, 2016:

							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at December 31, 2016	Discount at December 31, 2016	Carrying Amount at December 31, 2016	Current	Long-Term	Current	Long-Term
02/03/12	02/03/18	10.00%	1,000,000	1,000,000	–	1,000,000	–	1,000,000	–	–
08/15/13	10/31/23	10.00%	525,000	525,000	44,089	480,911	–	45,644	–	435,267
12/31/13	12/31/15	8.00%	290,000	130,000	–	130,000	130,000	–	–	–
04/01/14	12/31/17	10.00%	2,265,000	1,756,000	–	1,756,000	1,756,000	–	–	–
04/16/14	04/30/19	9.86%	6,000	6,000	–	6,000	–	–	–	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	–	50,400	–	–	–	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	–	25,200	–	–	–	25,200
07/21/14	12/31/19	9.86%	78,000	78,000	–	78,000	–	–	–	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	–	7,200	–	–	–	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	–	200,000	–	–	200,000	–
12/26/14	12/26/15	12.00%	100,000	100,000	–	100,000	–	–	100,000	–
04/07/15	04/17/17	10.00%	50,000	50,000	871	49,129	–	–	49,129	–
	Totals			3,927,800	44,960	3,882,840	1,886,000	1,045,644	349,129	602,067

Note 9: Stockholders’ Equity

Common Stock

For the six months ended June 30, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to BBNA merger.

For the six months ended June 30, 2017, we issued 288,000 shares of common stock for services performed with a fair value of $244,800 ($0.85 per share).

For the six months ended June 30, 2017, we issued 11,250 shares of common stock pursuant to our Private Placement Memorandum with a fair value of $45,000 ($4.00 per share).

As part of the reverse merger on May 9, 2017, 94,343,776 shares of common stock were issued to the shareholders of OTE in exchange for common stock in the merged company.

As a part of our agreement with the Memphis Investors, the Board re-priced 14,692,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562. Per ASC Topic 718, this exchange is treated as a modification. The incremental value of $6,769,562 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification using the Black-Scoles option pricing model was expensed fully when they were exercised.

We used the following assumptions for warrants and options during the period ended June 30, 2017:

Expected volatility:	77%
Expected lives:	Various (30 days – 7 years)
Risk-free interest rate:	Various (0.50%-2.27%)
Expected dividend yield:	None

On May 8, 2017, we repurchased 148,588 shares of common stock from JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, for $111,440.

On May 9, 2017, the company issued 534,555 shares of common stock to the former shareholders of TetriDyn Solutions, Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital as part of the recapitalization.

On June 5, 2017, a noteholder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the period ended June 30, 2017:

	Number of	Weighted Average
Warrants	Warrants	Exercise Price
Balance at December 31, 2016	15,912,210	$0.76
Granted	–	$0.00
Exercised	(998,079)	$0.75
Exercised (re-priced to $0.00)	(14,692,500)	$0.00
Forfeited	(221,631)
Balance at June 30, 2017	–

The following table summarizes all options outstanding and exercisable for the period ended June 30, 2017:

	Number of	Weighted Average
Options	Options	Exercise Price
Balance at December 31, 2016	100,000	$0.75
Exercised	(100,000)	$0.75
Balance at June 30, 2017	–

Note 10: Commitments and Contingencies

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

In late 2016, we entered into a binding agreement with an investor group from Memphis, Tennessee to invest a substantial amount of capital into our company (the “Memphis Investors”). As part of the agreement, we were restricted from making changes to our capital structure and, consequently, suffered significant financial damages when the investors did not honor their commitment and defaulted on the agreement. On May 16, 2017, we filed a civil suit in the United States District Court in the Western District of Tennessee (Case No. 2:17 –cv-02343).

Note 11: Related-Party Transactions

For the six months ended June 30, 2017, we paid rent of $35,000 to a company controlled by our chief executive officer under an operating lease agreement.

On February 16, 2017, the due date of the related party note payable in the amount of $2,265,000 issued on January 31, 2015, was extended to December 31, 2017.

On February 16, 2017, the due date of the related party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to February 3, 2018.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding on June 30, 2017, is $177,000.

On March 9, 2017, we made a repayment of due to a related party in the amount of $36,822.

On March 31, 2017, we made a repayment of note payable to a related party in the amount of $25,000.

.

On May 8, 2017, we repurchased shares of common stock from a related party for $111,440.

As of June 30, 2017, the Company borrowed $52,000 from JPF on a temporary basis. The loan is non-interest bearing, unsecured and due on demand.

Note 12: Subsequent Events

The company launched a Private Placement Offering for up to $2 million of convertible promissory notes with a 6% interest rate. All principal and interest on each Note shall automatically convert on the Conversion Maturity Date into shares of the Company’s common stock at a conversion price of USD $4.00 per share, as long as the closing share price of the Company’s common stock on the trading day immediately preceding the Conversion Maturity Date is at least USD $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of the Company’s shares on such date is less than USD $4.00 per share, the Note (principal and interest) will be repaid in full. As of July 28, 2017 the Company has raised $115,000.

On August 3, 2017, we entered into a compensation agreement with our former legal counsel wherein we agreed to pay an outstanding legal bill in the amount of $195,474.35 by issuance of shares covered by a Form S-8 Registration Statement. The former legal counsel may, at any time and from time to time following the filing of the Form S-8, elect to call for the issuance of shares as payment for the outstanding legal bill.

On July 18, 2017, we issued 26,470 shares of common stock to our investor relations firm pursuant to the terms of a consulting agreement dated April 3, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated revenues, gross margins and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of our industry; the success of marketing and sales activity; the dependence on existing management; the availability and cost of substantial amounts of project capital; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic and global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Overview

We develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects provide ancillary products such as potable/bottle water and high-profit aquaculture, mariculture, and agriculture opportunities.

We currently have no source of revenue, so as we continue to incur costs we are dependent on external funding in order to continue. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

Our operating expenses consist principally of expenses associated with the development of our projects until we determine that a particular project is feasible. Salaries and wages consist primarily of employee salaries and wages, payroll taxes, and health insurance. Our professional fees are related to consulting, engineering, legal, investor relations, outside accounting, and auditing expenses. General and administrative expenses include travel, insurance, rent, marketing, and miscellaneous office expenses. The interest expense includes interest and discounts related to our loans and notes payable.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

We had no revenue in the three months ended June 30, 2017 or 2016.

During the three months ended June 30, 2017, we had salaries and wages of $296,339, compared to salaries and wages of $292,668 during the same three-month period for 2016, an increase of 1% and can be attributed to increasing our staff.

During the three months ended June 30, 2017 and 2016, we recorded professional fees of $150,977 and $206,427 respectively, a decrease of 28%. This decrease was due primarily to our decreased use of outside consultants.

General and administrative expenses of $174,609 during the three months ended June 30, 2017, is a 51% increase compared to the same three-month period of the previous year.

Our interest expense was $175,577 for the three months ended June 30, 2017, compared to $384,082 for the same period of the previous year. Interest expense for the 2017 period decreased due to the conversion notes payable into common stock and repayment made to the noteholders.

Comparison of Six Months Ended June 30, 2017 and 2016

We had no revenue in the six months ended June 30, 2017 or 2016.

During the six months ended June 30, 2017, we had salaries and wages and professional fees of $553,827 and $503,773, respectively, for a total of $1,057,600, as compared to salaries and wages and professional fees of $624,779 and $461,678, respectively, for a total of $1,086,457, during the same six-month period for 2016. This 3% decrease as compared to the prior year is due principally to our reduced spending on salaries.

General and administrative expenses of $252,925 during the six months ended June 30, 2017, as compared to $222,271 during the six months ended June 30, 2016, is a 13% compared to the same six-month period of the previous year.

During the six months ended June 30, 2017, we re-priced 14,692,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562, which we recognized as an expense in operations.

The above factors resulted in an operating loss of $8,080,117 during the six months ended June 30, 2017, as compared to $1,308,728 during the same period of 2016, an increase of $6,771,389, or 517%. Had our expenses not included a write-off of $6,769,562 related to the exercising of warrant and options during the six months ended June 30, 2017, our loss from operations would have been $1,310,555 for that period as compared to $1,308,728 for the same period in 2016.

Our interest expense of $283,094 for the six months ended June 30, 2017, as compared to $706,280, was decreased by 60% due to reduced amortization of debt discount.

Liquidity and Capital Resources

At June 30, 2017, our principal source of liquidity consisted of $26,583 of cash, as compared to $7,495 of cash at June 30, 2016. In addition, our stockholders’ deficiency was $10,933,983 at June 30, 2017, compared to stockholders’ deficit of $8,664,237 at December 31, 2016, an increase in the deficit of $2,269,746. Our operating loss and retained earnings for the six-month period was impacted greatly by the $6,769,562 warrant expense we incurred when we repriced 14,692,500 warrants and 100,000 options at $0.00.

Our operations used net cash of $763,071 during the six months ended June 30, 2017, as compared to using net cash of $820,200 during the six months ended June 30, 2016. Some of the change was due to a reduction in the amortization of debt discount.

Investing activities for the six months ended June 30, 2017 and 2016, used cash of $88,114 and $37,500 respectively. Of the amount of cash used, $49,773 reflects the cash paid to TetriDyn Solutions at the time of the merger with Ocean Thermal Energy Corporation. The remaining amount was an increase in our assets under construction.

Financing activities provided cash of $870,273 for our operations during the six months ended June 30, 2017 due to the proceeds we received from issuing common stock and notes payable to a related party.

Our Capital Resources and Anticipated Requirements

As noted above, at June 30, 2017, we had negative working capital (current assets minus current liabilities) of $11,133,014. We are now focusing our efforts on promoting and marketing the OTE technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months. Upon the consummation of the merger with TetriDyn Solutions, Inc., which was consummated on May 9, 2017, we will have access to the public markets. In addition, we have launched a $2 million Private Placement Memorandum. If we obtain external funding, we would like to devote the funding to our projects and supporting operations, and related administrative and project sales and development activities, during the next 12 months. We may also want to incur additional costs if we increase the nature and scope of our project development activities due to successful marketing and development efforts, and increased available capital. This increased amount would include funding for the U.S. Virgin Islands project development expenses, such as the environmental impact assessment, bathymetry, and permitting and engineering fees associated with the design of the OTEC plant.

We are advised that the Baha Mar project has been acquired by a new owner that is re-mobilizing to pay or otherwise resolve claims of creditors and move toward funding and re-commencing construction. If and when the resort opens for business, we estimate that we would need about $130.0 million additionally for construction costs associated with completing the construction of that project during the next 18 months. We will need external funding for all of these requirements. As the project proceeds toward completion, we expect to accelerate our efforts to arrange required project financing for our plant. Once the project financing has been arranged and closed, we anticipate receiving a project development fee and reimbursement of approximately $6.0 million. As of today, we have not had any discussions with the new owners and have not entered into discussions regarding the completion of the Baha Mar project.

As in the past, we expect that we will seek external funding from the sale of secured or unsecured convertible promissory notes and the issuance of preferred or common stock. Secured promissory notes would likely be secured by a lien on our assets, particularly including our interest in the Baha Mar project, which would enable the holders of such notes to foreclose or execute on such assets and obtain possession and ownership of the encumbered assets to the exclusion of our shareholders. If we issue preferred stock, the holders of preferred stock would likely seek preferences on dividends and distributions on liquidation over the holders of common stock and other preferences and rights that would be superior to the rights of the holders of our common stock.

Without revenue, we expect that our operating losses will continue during the next 12 months and thereafter until we develop, finance, and construct a project, which will likely be years in the future. We cannot assure that we will be able to obtain sufficient capital from external sources to continue. We may be forced, due to insufficient capital to continue a project, to sell all or a portion of one or more projects under development in an effort to salvage some financial recovery, notwithstanding the fact that we believe the projects long-term potential is greater.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2017, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

General Operating Activities

As of June 30, 2017, management identified the following material weaknesses:

•	Control Environment—We did not maintain an effective control environment for internal control over financial reporting.

•	Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

•	Entity Level Controls—We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise.

•	Access to Cash—One executive had the ability to transfer from our bank accounts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” for our discussion of ongoing litigation with the Memphis Investors which disclosure is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to the Series D warrants that had been issued by pre-merger BBNA under Section 1145 of the Bankruptcy Code as part of a plan of reorganization implemented under Chapter 11 of the Bankruptcy Code.

For the six months ended June 30, 2017, we issued 288,000 shares of common stock to consultants for services performed with a fair value of $244,800 ($0.85 per share).

For the six months ended June 30, 2017, we converted 14,692,500 warrants and 100,000 options at an exercise price of $0.00 and issued 14,792,500 shares of common stock.

For the six months ended June 30, 2017, we issued 11,250 shares of common stock pursuant to our Private Placement Memorandum with a fair value of $45,000 ($4.00 per share).

Except as otherwise noted, the securities in these transactions were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

The proceeds from these sales were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at June 30, 2017, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the noteholder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the noteholder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $146,395 as of June 30, 2017 and $113,119 as of December 31, 2016. As of June 30, 2017, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

As of October 25, 2011, a loan from one economic development entity was in default. The loan principal was $50,000 with accrued interest of $16,928 as of June 30, 2017.

As of June 30, 2017, the Company was delinquent in payments on two loans to a second economic development entity. The Company owed this economic entity $94,480 in late payments, with an outstanding balance of $94,480 and accrued interest of $30,253 as of June 30, 2017. Both loans were guaranteed by two of the Company's former officers. One loan is secured by liens on intangible software assets, and the other loan is secured by the officers' personal property. The Company is working with this entity to bring the payments current as soon as cash flow permits.

As of June 30, 2017, the Company was delinquent in payments on a loan to a third economic development entity. The Company owed the third economic entity $85,821 in late payments, with an outstanding balance of $85,821 and accrued interest of $30,253 as of June 30, 2017. This loan is secured by a junior lien on all the Company's assets and shares of a founder's common stock. The Company is working with this entity to bring the payments current as soon as cash flow permits.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit
3.1 (1)	Certificate of Amendment to the Company’s Articles of Incorporation of Ocean Thermal Energy Corporation, dated May 8, 2017

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

_______________

*	Filed herewith.
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION

Date: August 14, 2017	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer (Principal Executive and Financial Officer)

