Form 10-Q
period 2017-09-30
Ocean Thermal Energy Corp
filed 2017-11-14
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2017, issuer had 120,274,710 outstanding shares of common stock, par value $0.001.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$21,438	$7,495
Prepaid expenses	1,741	30,549
Total Current Assets	23,179	38,044

Property and Equipment
Property and equipment, net	1,522	2,366
Assets under construction	919,138	846,285
Property and Equipment, net	920,660	848,651

Total Assets	$943,839	$886,695

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$7,441,617	$5,631,270
Due to related party	320,568	36,822
Notes payable - related party, net	2,949,380	1,886,000
Convertible notes payable -related party- net	87,500	–
Notes payable, net	591,350	300,000
Convertible notes payable - net	50,000	49,129
Total Current Liabilities	11,440,415	7,903,221

Notes payable - related party, net	50,000	1,045,644
Notes payable, net	158,334	602,067
Notes payable, convertible	80,000	–
Total Liabilities	11,728,749	9,550,932

Commitments and Contingencies (See Note 10)

Stockholders' deficiency
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,190,179 and 94,343,776 shares issued and outstanding, respectively	118,191	94,344
Additional paid-in capital	52,822,560	44,352,962
Accumulated deficit	(63,725,661)	(53,111,543)
Total Stockholders' Deficiency	(10,784,910)	(8,664,237)

Total Liabilities and Stockholders' Deficiency	$943,839	$886,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses
Salaries and wages	$768,226	$280,929	$1,322,053	$905,708
Professional fees	416,484	756,363	920,257	1,218,041
General and administrative	98,519	123,700	351,474	345,971
Warrant Expense	–	–	6,769,562	–
Total Operating Expenses	1,283,229	1,160,992	9,363,346	2,469,720
Loss from Operations	(1,283,229)	(1,160,992)	(9,363,346)	(2,469,720)

Other Expenses
Interest Expense and amortization of debt discount	(239,392)	(1,820,835)	(522,486)	(2,527,115)
Interest Income	8	–	42	–
Loss on settlement of debt	(728,328)		(728,328)
Total Other expense	(967,712)	(1,820,835)	(1,250,772)	(2,527,115)

Loss Before Income Taxes	(2,250,941)	(2,981,827)	(10,614,118)	(4,996,835)

Provision for Income Taxes	–	–	–	–

Net Loss	$(2,250,941)	$(2,981,827)	$(10,614,118)	$(4,996,835)

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.04)	$(0.10)	$(0.06)

Weighted Average Number of Common Shares Outstanding	114,366,529	84,993,246	109,857,231	83,236,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Month Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(10,614,118)	$(4,996,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	844	3,632
Stock issued for services	380,683	948,200
Loss on settlement of debt	728,328	412,374
Warrant Expense	6,769,562	–
Amortization of debt discounts	44,960	1,642,462
Changes in assets and liabilities:
Other current assets	–	24,542
Prepaid expenses	28,808	(18,632)
Accounts payable and accrued expenses	1,574,149	523,564
Net Cash Used In Operating Activities	(1,086,784)	(1,460,693)

Cash Flow From Investing Activities:
Cash acquired in acquisition	4,512	–
Assets under construction	(72,853)	(104,326)
Payments for acquisition	(49,773)	–
Net Cash Used In Investing Activities	(118,114)	(104,326)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(25,000)	(5,000)
Proceeds from due to related party, net of repayment	281,746	–
Proceeds from notes payable, convertible	80,000	–
Proceeds from issuance of common stock for cash	45,000	926,750
Proceeds from notes payable - related party	200,000	999,025
Stock repurchased from related parties	(111,440)	–
Stock issued for exercise of warrants for cash	748,535	–
Repayment of capital lease	–	(2,530)
Net Cash Provided by Financing Activities	1,218,841	1,918,245

Net increase in cash and cash equivalents	13,943	353,226
Cash and cash equivalents at beginning of year	7,495	125,029
Cash and Cash Equivalents at End of Period	$21,438	$478,255

Supplemental disclosure of cash flow information
Cash paid for interest expense	$18,012	$43,253
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Convertible note payable and accrued interest -related party converted to common stock	$81,342	$–
Accrued interest on related-party note converted to common stock	$–	$171,823
Exercise of warrants in lieu of repayment of related-party note payable	$–	$2,000,000
Debt discount on related-party note payable and extension of warrants	$–	$1,008,610
Note Payable and accrued interest converted into common stock	$653,230	$–
Note Payable and accrued interest - related party converted into common stock	$826,231	$–

On May 9, 2017, the company issued 536,490 shares of common stock to the former shareholders of TetriDyn Solutions Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION

(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)

AND SUBSIDIARIES

Notes to Condensed Consolidated September 30, 2017 Financial Statements

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

On April 13, 2017, the Company filed a Schedule 14C Information Statement with the Securities and Exchange Commission (the “Commission”) to notify stockholders that the following actions were approved without a meeting of the stockholders:

•	An amendment to our Articles of Incorporation, as amended, to effect a change in the Company’s name from TetriDyn Solutions, Inc. to Ocean Thermal Energy Corporation;

•	An amendment to our Articles of Incorporation, as amended, to effect and authorize 5,000,000 shares of preferred stock and 200,000,000 shares of common stock; and

•	An amendment to our Articles of Incorporation, as amended, to effect a forward stock split of the issued and outstanding shares of common stock of the Company on an approximately 2.1676-for-1 basis.

On May 25, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change the trading symbol for the Company’s common stock to “CPWR” from “TDYS.” The Company’s common stock began formally trading under the symbol “CPWR” on June 21, 2017.

For accounting purposes, this transaction is being accounted for as a merger of entities under common control and has been treated as a recapitalization of Tetridyn Solutions, Inc. with Ocean Thermal Energy Corporation. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholder of OTE in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from May 9, 2017 through September 30, 2017. The Company’s accounting year end is December 31, which was the year end of Ocean Thermal Energy Corporation.

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our Audit Report and the 8-K filing on July 19, 2017.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $10,614,118 and used $1,086,784 of cash in operating activities for the nine months ended September 30, 2017. We had a working capital deficiency of $11,417,236 and a stockholders’ deficiency of $10,784,910 as of September 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our project development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3: Income Taxes

No income tax expense was recognized for the nine-month periods ended September 30, 2017 and 2016, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2016, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the nine months ended September 30, 2017.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2017, nor did we have any assets or liabilities measured at fair value on a nonrecurring basis to report in the first nine months of 2017.

Note 5: Net Loss per Common Share

Basic earnings per share are computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding. We recorded a net loss for the nine-month periods ended September 30, 2017 and 2016, so there are no diluted earnings per share calculated for those periods. Basic and diluted earnings per share were the same for all periods presented.

We had 0 and 16,112,210 shares issuable upon the exercise of warrants and options and 7,576,778 and 205,667 shares issuable upon the conversion of green energy bonds and convertible notes payable that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended September 30, 2017 and 2016, respectively.

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

Reportable business segment information for the nine months ended September 30, 2017, and September 30, 2016, is as follows:

September 30, 2017
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$–	$–	$–	$–	$–
Assets	24,701	870,140		48,998	949,138
Net loss	(10,614,118)	–	–	–	(10,614,118)
Property and equipment	1,522	–	–	–	1,522
Assets under construction	–	870,140		48,998	919,138
Depreciation	844	–	–	–	844
Additions to assets under construction	–	72,853	–	–	72,853

September 30, 2016
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$–	$–	$–	$–	$–
Assets	539,051	755,064	271,111	48,998	1,614,224
Net loss	(4,966,835)	–	–	–	(4,966,835)
Property and equipment	2,941	–	–	–	2,941
Assets under construction	–	755,064	271,111	48,998	1,075,173
Depreciation	3,632	–	–	–	3,632
Additions to assets under construction	–	77,500	26,826	–	104,326

Note 8: Convertible notes and notes payable

On December 12, 2006, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA -#180” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $14,974. The interest rate is 6.25% and the maturity date was January 5, 2013. The loan principal was $13,811 with accrued interest of $42 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA - #273” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $94,480. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,678 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO I - #274” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $4,728 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO II - #275” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $6,030 as of September 30, 2017. This note is in default

On December 1, 2007, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Eastern Idaho Development Corporation, This is referred as the “EIDC ” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $85,821. The interest rate is 7% and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $31,788 as of September 30, 2017. This note is in default

On September 25, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Pocatello Development Authority. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $50,000. The interest rate is 5% and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $17,567 as of September 30, 2017. This note is in default

On March 12, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the Consolidated Note. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2017, accrued but unpaid interest on the Consolidated Note was $64,714.

On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436 to JPF. The assignment was evidenced by a consolidated promissory note dated December 31, 2014. The note does not bear any interest. On December 31, 2016, the $213,436 was reclassified to accrued expenses.

On June 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock. On September 8, 2017, JPF elected to convert $50,000 of notes payable and accrued interest of $6,342 into 3,612,596 and 458,198 shares of common stock, respectively.

On November 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of September 30, 2017, the outstanding balance was $50,000, plus accrued interest of $5,282.

On February 25, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of September 30, 2017, the outstanding balance was $50,000, plus accrued interest of $4,870.

On May 20, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of September 30, 2017, the outstanding balance was $50,000, plus accrued interest of $4,022.

On October 20, 2016, the Company borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of September 30, 2017, the outstanding balance was $12,500, plus accrued interest of $736

On October 20, 2016, the Company borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of September 30, 2017, the outstanding balance was $12,500, plus accrued interest of $802

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of June 5, 2017 the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of September 30, 2017, there was an outstanding balance of accrued interest of $904.

On December 21, 2016, the Company borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of September 30, 2017, the outstanding balance was $25,000, plus accrued interest of $1,179.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On February 16, 2017, the note holder agreed to amend the note to extend the due date of the note to February 3, 2018. As of September 30, 2017, the outstanding balance was $1,000,000, plus accrued interest of $510,004.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. The warrants have an expiration date of September 30, 2023. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. On December 31, 2016, the accrued interest was $168,934. During 2015, one of the original note holders transferred its ownership of the note in the amount of $50,000 to Jeremy P. Feakins & Associates LLC through the JPF Venture Fund 1, LP. On August 15, 2017, loans in the amount of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by the Board of Directors. The shares were recorded at fair value of $1,165,892. The Company recorded a loss on settlement of debt of $728,328 on conversion date. As of September 30, 2017, the loan balance was $208,334 and the accrued interest was $80,583.

During the third quarter of 2017, the Company launched a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; (iii) and all principal and interest on each Note shall automatically convert on the Conversion Maturity Date into shares of the Company’s common stock at a conversion price of $4.00 per share, as long as the closing share price of the Company’s common stock on the trading day immediately preceding the Conversion Maturity Date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of the Company’s shares on such date is less than $4.00 per share, the Note (principal and interest) will be repaid in full. As of September 30, 2017, the outstanding balance for all four loans was $80,000, plus accrued interest of $976.

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger with Broad Band Network Associates. The note is unsecured and due the earlier of December 31, 2015, or upon our receiving $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2014, we paid $100,000 and during 2015, we paid $60,000, leaving a balance of $130,000. Accrued interest totaled $37,655 at September 30, 2017 and $29,769 at December 31, 2016. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the not holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity owned by our chief executive officer, together our principal stockholders. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. As of December 31, 2015, principal of $152,500 has been repaid and principal of $351,500 has been converted into 468,667 shares of common stock, leaving a note balance of $1,761,000. During 2016, a principal payment of $5,000 was made leaving a note balance of $1,756,000 at December 31, 2016. On December 31, 2016, the accrued interest was $453,093. On February 16, 2017, the note holder agreed to extend the due date for the repayment of the loan and interest to the earlier of December 31, 2017, or the date of the financial closings of its Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, loans in the amount of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by the Board of Directors. The conversion was recorded at historical cost due to the related party nature of the transaction. As of September 30, 2017, the loan balance was $1,137,500 and the accrued interest was $370,622.

During 2014, we issued Secured Convertible Promissory Notes (Bonds) totaling $166,800 through September 30, 2014. The bonds carry an interest rate ranging from 7.86% to 9.86% and mature on April 30, 2019 and December 31, 2019. In addition, the bondholders are entitled to convert each $1,200 bond into 1,000 shares of common stock at a price of $1.20 per share. Should our shares trade for 10 consecutive days at $1.80 per share or higher. On August 15, 2017, bonds in the amount of $166,800 and accrued interest of $48,866 were converted to 179,722 shares of common stock at $1.20 per share.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party is due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note is due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. As of December 31, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC Project’s financial closing was delayed causing us to default on the notes. We have accrued the interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the project’s financial closing. Accrued interest totaled $163,262 as of September 30, 2017 and $113,119 as of December 31, 2016.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. On April 6, 2017, the note holder agreed to extend the maturity date to April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. During the nine months ended September 30, 2017, we amortized $871 of debt discount. Accrued interest totaled $12,570 as of September 30, 2017 and $10,159 as of December 31, 2016.

On March 9, 2017, an entity owned by our chief executive officer is an officer and director, agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable with 90 days of demand. On September 30, 2017, the balance of the loan outstanding was $175,000 and the accrued interest as of that date was $10,382.

The following convertible note and notes payable were outstanding at September 30, 2017:

							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at September 30, 2017	Discount at September, 2017	Carrying Amount at September 30, 2017	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	58,670	13,811	–	13,811	–	–	13,811	–
12/1/2007	9/1/2015	7.00%	125,000	85,821	–	85,821	–	–	85,821	–
9/25/2009	10/25/2011	5.00%	50,000	50,000	–	50,000	–	–	50,000	–
12/23/2009	12/23/2014	7.00%	100,000	94,480	–	94,480	–	–	94,480	–
12/23/2009	12/23/2014	7.00%	25,000	23,619	–	23,619	–	–	23,619	–
12/23/2009	12/23/2014	7.00%	25,000	23,619	–	23,619	–	–	23,619	–
2/3/2012	02/03/18	10.00%	1,000,000	1,000,000	–	1,000,000	1,000,000		–	–
8/15/2013	10/31/23	10.00%	525,000	208,334	–	208,334	–	50,000	–	158,334
12/31/2013	12/31/15	8.00%	290,000	130,000	–	130,000	130,000	–	–	–
4/1/2014	12/31/17	10.00%	2,265,000	1,137,500	–	1,137,500	1,137,500	–	–	–
12/22/2014	03/31/15	12.00%	200,000	200,000	–	200,000	–	–	200,000	–
12/26/2014	12/26/15	12.00%	100,000	100,000	–	100,000	–	–	100,000	–
3/12/2015	90 days after demand	6.00%	394,380	394,380	–	394,380	394,380	–	–	–
4/7/2015	04/17/18	10.00%	50,000	50,000	–	50,000	–	–	50,000	–
11/23/2015	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
2/25/2016	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
5/20/2016	90 days after demand	6.00%	50,000	50,000	–	50,000	50,000	–	–	–
10/20/2016	90 days after demand	6.00%	50,000	12,500	–	12,500	12,500	–	–	–
10/20/2016	90 days after demand	6.00%	12,500	12,500	–	12,500	12,500	–	–	–
12/21/2016	90 days after demand	6.00%	25,000	25,000	–	25,000	25,000	–	–	–
3/9/2017	90 days after demand	10.00%	200,000	175,000	–	175,000	175,000	–	–	–
Various	1 year from date of issue	6.00%	80,000	80,000	–	80,000	–	–	–	80,000

	Totals			$3,966,564	$0	$3,966,564	$3,036,880	$50,000	$641,350	$238,334

The following convertible note and notes payable were outstanding at December 31, 2016:

							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at December 31, 2016	Discount at December 31, 2016	Carrying Amount at December 31, 2016	Current	Long-Term	Current	Long-Term
02/03/12	02/03/18	10.00%	1,000,000	1,000,000	–	1,000,000	–	1,000,000	–	–
08/15/13	10/31/23	10.00%	525,000	525,000	44,089	480,911	–	45,644	–	435,267
12/31/13	12/31/15	8.00%	290,000	130,000	–	130,000	130,000	–	–	–
04/16/14	04/30/19	9.86%	6,000	6,000	–	6,000	–	–	–	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	–	50,400	–	–	–	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	–	25,200	–	–	–	25,200
04/01/14	12/31/17	10.00%	2,265,000	1,756,000	–	1,756,000	1,756,000	–	–	–
07/21/14	12/31/19	9.86%	78,000	78,000	–	78,000	–	–	–	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	–	7,200	–	–	–	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	–	200,000	–	–	200,000	–
12/26/14	12/26/15	12.00%	100,000	100,000	–	100,000	–	–	100,000	–
04/09/15	04/09/17	10.00%	50,000	50,000	871	49,129			49,129	–

	Total			$3,927,800	$44,960	$3,882,840	$1,886,000	$1,045,644	$349,129	$602,067

Note 9: Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to BBNA merger.

For the nine months ended September 30, 2017, we issued 337,998 shares of common stock for services performed with a fair value of $380,683.

For the nine months ended September 30, 2017, we issued 11,250 shares of common stock pursuant to our Private Placement Memorandum with a fair value of $45,000 ($4.00 per share).

As part of the reverse merger on May 9, 2017, 94,343,776 shares of common stock were issued to the shareholders of OTE in exchange for common stock in the merged company.

As a part of our agreement with the Memphis Investors, the Board re-priced 14,692,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562. Per ASC Topic 718, this exchange is treated as a modification. The incremental value of $6,769,562 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification using the Black-Scholes option pricing model was expensed fully when they were exercised.

We used the following assumptions for warrants and options on February 1, 2017:

Expected volatility:	77%
Expected lives:	Various (30 days – 7 years)
Risk-free interest rate:	Various (0.50%-2.27%)
Expected dividend yield:	None

On May 8, 2017, JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer transferred 148,588 shares of common stock for $111,440 to the Company to fulfill an over commitment of “D” warrants.

On May 9, 2017, the company issued 534,555 shares of common stock to the former shareholders of TetriDyn Solutions, Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital as part of the recapitalization.

On June 5, 2017, a note holder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

On August 15, 2017, Series B note holders elected to convert $316,666 in notes payable for 316,666 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $120,898 for 120,898 shares of common stock. The shares were recorded at fair value of $1,165,892. The Company recorded a loss on the settlement of debt of $728,328 on the conversion date.

On August 15, 2017, Clean Energy note holders elected to convert $166,800 in notes payable for 139,000 shares of common stock at a conversion rate of $1.20. In addition, they converted accrued interest in the amount of $48,866 for 40,722 shares of common stock.

On August 15, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, elected to convert $618,500 in notes payable for 618,500 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $207,731 for 207,731 shares of common stock.

On September 8, 2017, JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, elected to convert $50,000 in notes payable for 3,612,596 shares of common stock at a conversion rate of $0.014. In addition, they converted accrued interest in the amount of $6,342 for 458,198 shares of common stock.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the nine-month period ended September 30, 2017:

	Number of	Weighted Average
Warrants	Warrants	Exercise Price
Balance at December 31, 2016	15,912,210	$0.76
Granted	–	$0.00
Exercised	(998,079)	$0.75
Exercised (re-priced to $0.00)	(14,692,500)	$0.00
Forfeited	(221,631)
Balance at September 30, 2017	–

The following table summarizes all options outstanding and exercisable for the nine-month period ended September 30, 2017:

	Number of	Weighted Average
Options	Options	Exercise Price
Balance at December 31, 2016	100,000	$0.75
Exercised	(100,000)	$0.75
Balance at September 30, 2017	–

Note 10: Commitments and Contingencies

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

In late 2016, we entered into a binding agreement with an investor group from Memphis, Tennessee to invest a substantial amount of capital into our company (the “Memphis Investors”). As part of the agreement, we were restricted from making changes to our capital structure and, consequently, suffered significant financial damages when the investors did not honor their commitment and defaulted on the agreement. On May 16, 2017, we filed a civil suit in the United States District Court in the Western District of Tennessee (Case No. 2:17 –cv-02343). Court ordered mediation began on October 26, 2017, in Memphis, TN and is ongoing as of November 8, 2017.

Consulting Agreements

The Company entered into several consulting agreements and agreed to pay the consultants in cash or shares of common stock with terms up to 6 months. As of September 30, 2017, the Company has accrued the cash compensation and share compensation valued at fair value totaling $220,000. The accrued consulting fees will be settled in cash or shares of common stock (see Note 12).

Employment Agreements

On September 15, 2017, the Company and Chief Executive Officer (referred as “Executive) entered into an amended employment agreement. As per amended employment agreement, the Executive shall receive $388,220 annually which was increased from $350,000 effective on June 30, 2017. All amounts due the Executive as of June 30, 2017 totaling $646,190 and thereafter shall bear interest of 8% until paid and a stock bonus of 258,476 shares of common stock is due and payable for deferring his compensation. The term of employment is for a period of ten (10) years commencing on September 30, 2017. This was approved by the Board of Directors on June 29, 2017. As of September 30, 2017, the shares have not been issued and were accrued at fair value of $310,171.

On September 15, 2017, the Company and Senior Financial Advisor (referred as “Advisor”) entered into an amended employment agreement. As per amended employment agreement, the Advisor shall receive $232,932 annually which was increased from $210,000 effective on June 30, 2017. All amounts due the Executive as of June 30, 2017 totaling $376,475 and thereafter shall bear interest of 8% until paid and a stock bonus of 150,590 shares of common stock is due and payable for deferring his compensation. The term of employment is for a period of ten (10) years commencing on September 30, 2017. This was approved by the Board of Directors on June 29, 2017. As of September 30, 2017, the shares have not been issued and were accrued at fair value of $180,708.

Note 11: Related-Party Transactions

For the nine months ended September 30, 2017, we paid rent of $65,000 to a company controlled by our chief executive officer under an operating lease agreement.

On February 16, 2017, the due date of the Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer note payable in the amount of $2,265,000 issued on January 31, 2015, was extended to December 31, 2017. On August 15, 2017, $618,500 of the note payable was converted into 618,500 shares of common stock. In addition, they converted accrued interest in the amount of $207,731 for 207,731 shares of common stock. The remaining balance on the note payable as of September 30, 2017 is $1,137,500.

On February 16, 2017, the due date of the related party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to February 3, 2018.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding on September 30, 2017, is $175,000.

On March 31, 2017, we made a repayment of note payable to a related party in the amount of $25,000.

On May 8, 2017, JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer transferred 148,588 shares of common stock for $111,440 to the Company to fulfill an over commitment of “D” warrants.

On September 8, 2017, JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, elected to convert $50,000 in notes payable for 3,612,596 shares of common stock at a conversion rate of $0.014. In addition, accrued interest in the amount of $6,342 was converted to 458,198 shares.

During the third quarter of 2017, JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, advanced the Company $236,000 and on November 6, 2017, the Company entered into an agreement with a promissory note. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. As of September 30, 2017, the outstanding balance was $236,000 with no accrued interest.

On June 5, 2017, a note holder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

As of September 30, 2017, the Company borrowed $84,568, net of repayments from JPF Venture Group, Inc. (“JPF”) on a temporary basis. The loan is non-interest bearing, unsecured and due on demand.

Note 12: Subsequent Events

Subsequent to September 30, 2017, the Company received an additional $215,000 from JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay (see Note 8).

Subsequent to September 30, 2017, the Company issued 184,202 shares of common stock to consultants for past services (see Note 10).

On August 3, 2017, we entered into a compensation agreement with our former legal counsel wherein we agreed to pay an outstanding legal bill in the amount of $197,950 by issuance of 65,000 shares covered by a Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) on August 25,2017. The former legal counsel may, at any time and from time to time following the filing of the Form S-8, elect to call for the issuance of shares as payment for the outstanding legal bill. As the shares are sold into the market, the outstanding balance will be reduced.

On September 28, 2017, the company entered into an agreement with a consultant to enhance shareholder relations. This agreement is effective October 1, 2017, and shall continue for a period of six (6) months. The Consultant shall receive from the Company for the performance of the services rendered to the Company, one million (1,000,000) free trading shares of common stock that were issued through an S-8 filing with the Securities and Exchange Commission (SEC) on October 3, 2017.

On November 8, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $16,263 for 16,263 shares of common stock.

Subsequent to September 30, 2017, the Company issued 258,476 and 150,590 shares of common stock, respectively to the Chief Executive Officer and Senior Financial Advisor pursuant to the amended employment agreements (see Note 10).

Subsequent to September 30, 2017, the Company entered into a settlement agreement for an outstanding balance for past consulting services totaling $180,000 and issued 360,000 shares of common stock.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

We had no revenue in the three months ended September 30, 2017 or 2016.

During the three months ended September 30, 2017, we had salaries and wages of $768,226, compared to salaries and wages of $280,929 during the same three-month period for 2016, an increase of 173% and can be attributed to accruing stock bonuses for staff.

During the three months ended September 30, 2017 and 2016, we recorded professional fees of $416,484 and $756,363 respectively, a decrease of 45%. This decrease was due primarily to our decreased use of outside consultants.

General and administrative expenses were $98,519 during the three months ended September 30, 2017 and $123,700 for the same three-month period in 2016. This is a 20% decrease compared to the same three-month period of the previous year as we continue to manage office expenses due to our limited working capital.

Our interest expense was $239,392 for the three months ended September 30, 2017, compared to $1,820,835 for the same period of the previous year. Interest expense for the 2017 period decreased due to the conversion notes payable into common stock and repayment made to the note holders. Also, included in the expense for 2016 was $1,642,462 for the amortization of note payable discounts.

Comparison of Nine Months Ended September 30, 2017 and 2016

We had no revenue in the nine months ended September 30, 2017 or 2016.

During the nine months ended September 30, 2017, we had salaries and wages and professional fees of $1,322,053 and $920,257 respectively, for a total of $2,242,310, as compared to salaries and wages and professional fees of $905,708 and $1,218,041, respectively, for a total of $2,123,749, during the same nine-month period for 2016. This 6% increase as compared to the prior year is due principally to accrued stock bonuses in salaries.

General and administrative expenses of $351,474 during the nine months ended September 30, 2017, as compared to $345,971 during the nine months ended September 30, 2016, is a 2% increase when compared to the same nine-month period of the previous year.

During the nine months ended September 30, 2017, we re-priced 14,692,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562, which we recognized as an expense in operations.

The above factors resulted in an operating loss of $9,363,346, during the nine months ended September 30, 2017, as compared to $2,469,720 during the same period of 2016, an increase of $6,893,626, or 279%. Had our expenses not included a write-off of $6,769,562 related to the exercising of warrant and options during the nine months ended September 30, 2017, our loss from operations would have been $2,593,784 for that period as compared to $2,469,720 for the same period in 2016.

Our interest expense of $522,486 for the nine months ended September 30, 2017, as compared to $2,527,115, was decreased by 79% due to reduced amortization of debt discount. In the first nine months of 2016, we expensed $1,642,462 for the amortization of note payable discount.

Liquidity and Capital Resources

At September 30, 2017, our principal source of liquidity consisted of $21,438 of cash, as compared to $7,495 of cash at December 31, 2016. In addition, our stockholders’ deficiency was $10,784,910 at September 30, 2017, compared to stockholders’ deficit of $8,664,237 at December 31, 2016, an increase in the deficit of $2,120,673. Our operating loss and retained earnings for the nine-month period was impacted greatly by the $6,769,562 warrant expense we incurred when we repriced 14,692,500 warrants and 100,000 options at $0.00.

Our operations used net cash of $1,086,784 during the nine months ended September 30, 2017, as compared to using net cash of $1,460,693 during the nine months ended September 30, 2016. Some of the change was due to a reduction in the amortization of debt discount.

Investing activities for the nine months ended September 30, 2017 and 2016, used cash of $118,114 and $104,326 respectively. Of the amount of cash used, $49,773 reflects the cash paid to TetriDyn Solutions at the time of the merger with Ocean Thermal Energy Corporation. The remaining amount was an increase in our assets under construction.

Financing activities provided cash of $1,218,841 for our operations during the nine months ended September 30, 2017 due to the proceeds we received from issuing common stock and notes payable to a related party.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2017, we had negative working capital (current assets minus current liabilities) of $11,417,236 We are now focusing our efforts on promoting and marketing the OTE technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months. Upon the consummation of the merger with TetriDyn Solutions, Inc., which was consummated on May 9, 2017, we will have access to the public markets. In addition, we have launched a $2 million Private Placement Memorandum. If we obtain external funding, we would like to devote the funding to our projects and supporting operations, and related administrative and project sales and development activities, during the next 12 months. We may also want to incur additional costs if we increase the nature and scope of our project development activities due to successful marketing and development efforts, and increased available capital. This increased amount would include funding for the U.S. Virgin Islands project development expenses, such as the environmental impact assessment, bathymetry, and permitting and engineering fees associated with the design of the OTEC plant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2017, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of September 30, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

General Operating Activities

As of September 30, 2017, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 “Commitments and Contingencies” for our discussion of ongoing litigation with the Memphis Investors which disclosure is incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to the Series D warrants that had been issued by pre-merger BBNA under Section 1145 of the Bankruptcy Code as part of a plan of reorganization implemented under Chapter 11 of the Bankruptcy Code.

For the nine months ended September 30, 2017, we issued 337,998 shares of common stock to consultants for services performed with a fair value of $380,683.

For the nine months ended September 30, 2017, we converted 14,692,500 warrants and 100,000 options at an exercise price of $0.00 and issued 14,792,500 shares of common stock.

For the nine months ended September 30, 2017, we issued 11,250 shares of common stock pursuant to our Private Placement Memorandum with a fair value of $45,000 ($4.00 per share)

For the nine months ended September 30, 2017, we issued 7,320,609 shares of common stock for the conversion of notes payable and accrued interest for a fair value of $2,289,131.

Subsequent to September 30, 2017, the Company issued 184,202 shares of common stock to consultants for past services.

On November 8, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $16,263 for 16,263 shares of common stock.

Subsequent to September 30, 2017, the Company issued 258,476 and 150,590 shares of common stock, respectively to the Chief Executive Officer and Senior Financial Advisor pursuant to the amended employment agreements.

Subsequent to September 30, 2017, the Company entered into a settlement agreement for an outstanding balance for past consulting services and issued 360,000 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at September 30, 2017, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $163,262 as of September 30, 2017 and $113,119 as of December 31, 2016. As of September 30, 2017, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

On December 12, 2006, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA -#180” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $14,974. The interest rate is 6.25% and the maturity date was January 5, 2013. The loan principal was $13,811 with accrued interest of $42 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA - #273” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $94,480. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,678 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO I - #274” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $4,728 as of September 30, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO II - #275” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $6,030 as of September 30, 2017. This note is in default

On December 1, 2007, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Eastern Idaho Development Corporation, This is referred as the “EIDC ” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $85,821. The interest rate is 7% and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $31,788 as of September 30, 2017. This note is in default

On September 25, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Pocatello Development Authority. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $50,000. The interest rate is 5% and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $17,567 as of September 30, 2017. This note is in default

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 14, 2017	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer (Principal Executive and Financial Officer)

