Form 10-K
period 2017-12-31
Ocean Thermal Energy Corp
filed 2018-04-02
CIK 827099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________
FORM 10-K
  _________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

717-299-1344
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 20, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,049,635 based on the closing price of the registrant’s common stock as reported by OTCMarkets.com on such date of $0.20 per share. The registrant has elected to use November 20, 2017 as the calculation date as, on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant lacked an established public trading market necessary to make an accurate calculation. November 20, 2017 was the first such day that more than limited or sporadic quotations existed on the registrant’s common equity.

As of March 20, 2018, there were 122,672,247 shares of the registrant’s common stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Ocean Thermal Energy Corporation, a Nevada corporation. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS.

Overview

OCEES International Inc. (“OCEES”) was formed under the laws of Hawaii on January 21, 1998. Ocean Thermal Energy Corporation (“OTE Delaware”) was a Delaware corporation formed on October 18, 2010. In 2011, OCEES and OTE Delaware entered into a share exchange agreement. The transaction was treated as a merger of entities under common control as 100% of the stockholders of OCEES exchanged their shares for 100% of the outstanding shares of OTE Delaware.

OTE Delaware used its proprietary technology to develop, build, own, and operate renewable energy systems, primarily in the Eastern and Western Caribbean Islands.

On December 17, 2013, Broadband Network Affiliates, Inc. (“BBNA”), a Nevada Corporation, changed its state domicile and became a Delaware Corporation. On December 23, 2013, BBNA entered into a merger agreement with OTE Delaware, which was effective December 31, 2013. Upon completion of the merger, BBNA changed its name to Ocean Thermal Energy Corporation (“OTE”) and the former OTE Delaware ceased to exist. The transaction was treated as a reverse merger and recapitalization by OTE Delaware.

The Company previously operated under the corporate name of TetriDyn Solutions, Inc. (“TetriDyn”). On March 10, 2017, TetriDyn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OTE. On May 9, 2017, TetriDyn consummated the acquisition of all outstanding equity interests of OTE pursuant to the terms of the Merger Agreement, with a newly-created Delaware corporation that is wholly-owned by TetriDyn (“TetriDyn Merger Sub”), merging with and into OTE (the “Merger”) and OTE continuing as the surviving corporation and a wholly-owned subsidiary of TetriDyn. Effective upon the consummation of the Merger (the “Closing”), the OTE Stock issued and outstanding or existing immediately prior to the Closing of the Merger was converted at the Closing into the right to receive newly issued shares of TetriDyn common stock. As a result of the Merger, TetriDyn succeeded to the business and operations of OTE. In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common shares, TetriDyn filed with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation”.

Our Business

The Company develops projects for renewable power generation, desalinated water production, and air conditioning using proprietary intellectual property designed and developed by its own experienced oceanographers, engineers, and marine scientists. Plants using its technologies are designed to extract energy from the temperature difference between warm surface ocean water and cold deep seawater at a depth of approximately 3,000 feet. We believe these technologies provide practical solutions to mankind’s fundamental needs for sustainable, affordable energy; desalinated water for domestic, agricultural, and aquaculture uses; and cooling, all without the use of fossil fuels.

●
Ocean Thermal Electrical Conversion, known in the industry as “OTEC”, power plants are designed to produce electricity. In addition, some of the seawater running through an OTEC plant can be desalinated efficiently, producing fresh water for agriculture and human consumption.

●
Seawater Air Conditioning, known in its industry as SWAC, plants are designed to use cold water from ocean depths to provide air conditioning for large commercial buildings or other facilities. This same technology can also use deep cold water from lakes, known as Lake Water Air Conditioning or LWAC.

Both OTEC and SWAC systems can be engineered to produce desalinated water for potable, agricultural, and fish farming/aquaculture.

Many applications of technologies based on ocean temperature differences between surface and deep seawater have been developed at the Natural Energy Laboratory of Hawaii Authority, or NELHA, test facility (http://nelha.hawaii.gov), including applications for desalinated seawater, fish-farming, and agriculture. We believe our proprietary advances to existing technologies developed by others in the industry enhance their commercialization for the plants we proposed to develop.

The Company has recruited a scientific and engineering team that includes oceanographers, engineers, and marine scientists who have worked for a variety of organizations since the 1970s on several systems based on extracting the energy from the temperature differences between surface and deep seawater, including projects by NELHA, the Argonne National Laboratory (http://www.anl.gov), and others. Note: All URL addresses in this Information Statement are inactive textual references only. Our executive team members have complementary experience in leading engineering and technical companies and projects from start-up to commercialization.

In addition, we expect to use OTE’s technology in the development of OTEC EcoVillage, which should add significant value to our existing line of business. We will facilitate the development of sustainable living communities by creating ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel free electricity. In the development, buildings will be cooled by energy efficient and chemical free systems, and water will be produced for drinking, aquaculture, and agriculture onsite. The OTEC EcoVillage project consists, in part, of an OTEC plant which will provide all power and water to about 400 residences, a hotel, and shopping center, as well as models of sustainable agriculture, food production, and other economic developments. Each sale of luxury EcoVillage residences will support the development of environmentally responsible affordable communities in tropical and subtropical regions of the world (Affordable Communities), currently in development. OTEC EcoVillage will be the first development in the world offering a net-zero carbon footprint. This will be OTE’s pilot project, launched to prove the viability of OTEC technology to provide affordable renewable energy for entire communities. The Company believes this $700 million project could be highly profitable and generate significant value for its shareholders. The U.S. Virgin Islands’ Public Service Commission has granted OTE regulatory approval for an OTEC plant, and OTE has identified the specific plots of land for the site. The first draft of the Master Plan for the entire development has been completed.

 Our Vision

Our vision is to bring these technologies to tropical and subtropical regions of the world where about 3 billion people live. Our market includes 68 countries, 29 territories with suitable sea depth, shore configuration, and market need, we plan to be the first company in the world to design and build a commercial scale OTEC plant and, to that end, has several projects in the planning stages. Our initial markets and potential projects include several U.S. Department of Defense bases situated in the Asia Pacific and other regions where energy independence is crucial. Currently, we have projects in various planning and development stages in the Caribbean, the South Pacific, Asia, Zanzibar, Guam and other island locations.

Our Technology

OTEC is a self-sustaining energy source, with no supplemental power required to generate continuous (24/7) electricity. It works by converting heat from the sun, which has warmed ocean surface water, into electric power, and then completing the process by cooling the plant with cold water from deep in the ocean. The cold water can also be used for very efficient air conditioning and desalinated to produce fresh water. OTEC has worked in test settings where there exists a natural temperature gradient of 20 degrees Celsius or greater in the ocean. We believe OTEC can deliver sustainable electricity in tropical and subtropical regions of the world at rates approximately 20-40% lower than typical costs for electricity produced by fossil fuels in those markets.

Further, we believe that a small, commercial OTEC plant could offer competitive returns even in a market where the cost of electricity is as low as $0.30 per kilowatt-hour, or kWh. For example, the Inter-American Development Bank, an international bank providing development financing in Latin America and the Caribbean, reports that energy prices for hydrocarbon-generated power during 2010-2012 for 15 Caribbean countries averaged $0.33 per kWh, with a high of $0.43 per kWh in Antigua and Barbados. For the U.S. Virgin Islands, Water and Power Authority of the Virgin Islands reported that as of February 1, 2017 the average price for electricity for commercial customers was nearly $0.40 per kWh. We believe that we have an opportunity to offer base-load energy (the amount of energy required to meet minimum requirements) pricing that is better than our customer’s next best alternative in the markets where electricity costs are $0.30 or more per kWh.

Technology advancements have significantly brought the capital costs of OTEC down to make it competitive compared to traditional energy sources in the OTEC markets. Technology improvements including larger diameter seawater pipes manufactured with improved materials, increased pumping capabilities from OTEC depths, better understanding of material requirements in deep ocean environment, more experience in deep water pipeline and cable installation techniques, and more accurate sea bottom mapping technology which is required for platform positioning and pipe installation. The cold-water pipes at a demonstration site in Hawaii have been in continuous operation for more than 20 years and the technology has improved significantly since the Hawaiian installation.

We estimate that a small OTEC plant that delivers 13 million watts (megawatts or MW) per hour for 30 years would currently cost approximately $350 million. This is the plant size that we typically propose for our initial target markets to meet 20% or more of their current demand for electricity and a large portion of their need for fresh drinking water and agricultural water. OTEC has been proven in test settings at NELHA, where a Department of Energy-sponsored OTEC plant operated successfully throughout the 1990s to produce continuous, affordable electricity from the sea without the use of fossil fuels. Spin-off technologies of desalination and seawater cooling, developed from the OTEC plant at NELHA, have also become economically and technical feasible.

Finally, we believe the decreasing supply and increasing cost of fossil-fuel-based energy has intensified the search for renewable alternatives. We further believe that renewable energy sources, although traditionally more expensive than comparable fossil-fuel plants, have many advantages, including increased national energy security, decreased carbon emissions, and compliance with renewable energy mandates and air quality regulations. We believe these market forces will continue and potentially increase. In remote islands where shipping costs and limited economies of scale substantially increase fossil-fuel-based energy, renewable energy sources may be attractive. Many islands contain strategic military bases with high-energy demands that we believe would greatly benefit from a less expensive, reliable source of energy that is produced locally, such as OTEC.

SWAC is a process that uses cold water from locations such as the ocean or deep lakes to provide the cooling capacity to replace traditional electrical chillers in an air conditioning system. SWAC applications can reduce the energy consumption of a traditional air-conditioning system by as much as 90%. Even when the capital cost amortization of building a typically sized SWAC system providing 9,800 tons of cooling ($140-$150 million) are taken into account, SWAC can save the customer approximately 25-40% when compared to conventional systems—we estimate savings can be as high as 50% in locations where air temperatures and electricity costs are high. Cooling systems using seawater or groundwater for large commercial structures are in use at numerous locations developed and operated by others worldwide, including Heathrow Airport, UK; Finland (Google Data Center); Cornell University, NY; Stockholm, Sweden; and the City of Toronto, Canada.

How Our Technology Works

OTEC uses the natural temperature difference between cooler deep ocean water at a depth of approximately 3,000 feet and warmer shallow or surface water to create energy. An OTEC plant project involves installing about 6.0 feet diameter, deep-ocean intake pipes (which can readily be purchased), together with surface water pipes, to bring seawater onshore. OTEC uses a heat pump cycle to generate power. In this application, an array of heat exchangers transfer the energy from the warm ocean surface water as an energy source to vaporize a liquid in a closed loop, driving a turbine, which in turn drives a generator to produce electricity. The cold deep ocean water provides the required temperature to condense vapor back into a liquid, thus completing the thermodynamic cycle, which is constantly and continuously repeated. The working fluid is typically ammonia, as it has a low boiling point. Its high hydrogen density makes ammonia a very promising green energy storage and distribution media. Among practical fuels, ammonia has the highest hydrogen density, including hydrogen itself, in either its low temperature, or cryogenic, and compressed forms. Moreover, since the ammonia molecule is free of carbon atoms (unlike many other practical fuels), combustion of ammonia does not result in any carbon dioxide emissions. The fact that ammonia is already a widely produced and used commodity with well-established distribution and handling procedures allows for its use as an alternative fuel. This same general principle is used in steam turbines, internal combustion engines, and, in reverse, refrigerators. Rather than using heat energy from the burning of fossil fuels, OTEC power draws on temperature differences of the ocean caused by the sun’s warming of the ocean’s surface, providing an unlimited and free source of energy.

OTEC and SWAC infrastructure offers a modular design that facilitates adding components to satisfy customer requirements and access to a sufficient supply of cold water. These components include reverse-osmosis desalination plants to produce drinkable water, bottling plants to commercialize the drinkable water, and off-take solutions for aquaculture uses (such as fish farms), which benefit from the enhanced nutrient content of deep ocean water. A further advantage of a modular design is that, depending on the patterns of electricity demand and output of the OTEC plant, a desalination plant can be run using the excess electricity capacity.

Currently, OTEC requires a minimum temperature difference of approximately 20 degrees Celsius to operate, with each degree greater than this increasing output by approximately 10% to 15%. OTEC has potential applications in tropical and subtropical zones. OTEC is particularly well suited for tropical islands and coastal areas with proximate access to both deep water and warm surface water. These communities are typically subject to high and fluctuating energy costs ranging from $0.28-$0.75 per kWh, as they rely on importing fossil fuels for power generation. Data from the National Renewable Energy Laboratory of the U.S. Department of Energy website indicated that at least 68 countries and 29 territories around the globe appear to meet these criteria.

The world’s largest OTEC power plant to date is operational at the NELHA facility in Hawaii and is connected to the electrical grid. It provides base-load electricity produced by OTEC to about 150 homes. Around the world, a couple of other successful developmental and experimental plants have been built, and the U.S. National Oceanic and Atmospheric Administration, or NOAA, has stated that: “The qualitative analysis of the technical readiness of OTEC by experts at this workshop suggest that a <10 MWe floating, closed-cycle OTEC facility is technically feasible using current design, manufacturing, deployment techniques and materials.” We believe that we have sufficient skill and knowledge to now commercialize 5-MW to 30-MW land-based OTEC plants, using off-the-shelf components, including the cold-water piping.

SWAC (or LWAC) is a significantly more cost-effective and environmentally friendly way to implement air-conditioning using cold water sourced from lakes or, analogous with OTEC, deep ocean water, rather than from an electric chiller. Comparing Federal Energy Management Program engineering efficiency requirements of approximately 0.94 kilowatts of electricity per ton of cooling capacity with our own engineering estimates of 0.09 kilowatts of electricity per ton of cooling capacity, as calculated by DCO Energy, our engineering, procurement, and construction partner, we estimate that SWAC systems can reduce electricity consumption by up to 80-90% when compared to conventional systems. Therefore, OTE believes such energy reductions may make SWAC systems well-suited for large structures, such as office complexes, medical centers, resorts, data centers, airports, and shopping malls. We believe that other SWAC plants we may develop will likely achieve similar efficiencies. There are examples of proven successful SWAC/LWAC systems in use, including a large 79,000-ton system used to cool buildings in the downtown area of the City of Toronto, Canada; Google’s data center in Finland operates a SWAC system that uses waters from the Baltic Sea to keep servers cool; and a system with more than 18,000 tons of cooling is in operation at Cornell University, Ithaca, New York.

OTEC Versus Other Energy Sources

The construction costs of power plants using any technology are much higher in remote locations, such as tropical islands, than on the mainland of the United States, principally due to the need to transport materials, components, and other construction materials, supplies, and labor not available locally. There are also considerations that make those other technologies less attractive in those areas. We believe the consistency of OTEC over its life provides clear advantages over other generation technology in the tropical and subtropical markets, because its base-load power (available at all times and not subject to fluctuations throughout the day) is an important asset to the small transmission grid, which is typical in these regions.

Combined-cycle natural gas plants typically need to be capable of generating several hundred MWs to attain the lower cost per kW installed values to make the plant economically feasible. Tropical locations do not have large enough grids and market demand to make that plant size reasonable. Further, tropical locations frequently do not have domestic fuel supplies, requiring fuel to be imported. In order to import natural gas, it must be liquefied for shipment and then vaporized at the location. There are initial cost and public safety concerns with such facilities. In addition, gas-fired plants emit undesirable nitrogen oxide, carbon dioxide, and volatile organic compounds.

Solar applications continue to increase as the cost and effectiveness of photovoltaic panels improve. However, we estimate that the cost to install solar panels in tropical regions remains high. Beyond the issues with shipping and labor costs that all construction must overcome, the design and building code requirements are tougher in storm-prone areas subject to potential wind damage from hurricanes, earthquakes, and typhoons than are typically encountered in mainland non-tropical installations. Support structures must be more substantial in order to hold the solar panels in place in case of hurricane-force winds. Solar power, like wind power, places substantial stress on an electrical grid. Since the input of both of these sources is subject to weather conditions, they cannot be considered a reliable supply of power, and back-up capacity is necessary. Further, instantaneous changes in output due to sporadic cloud cover create transient power flow to the grid, creating difficulties in maintaining proper voltages and stability. OTEC is a stabilizing source to the grid, providing constant and predictable power, and has no emissions. The ability of OTEC to provide constant, continuous power is a large benefit as compared to any of the other renewable options available.

Our estimated price of OTEC-generated power of approximately $0.30 per kWh under current economic conditions, which can be as low as $0.18 net per kWh with maximum efficiency and revenue from water production, is also constant both throughout the year and over a plant’s life. OTEC’s power price, determined almost entirely by the amortization of its initial cost, is a protection against inflation and rising interest rates, which greatly affect coal and oil. Customers in our target markets currently pay from $0.35 to as high as $0.60 per kWh for power from coal and oil-fueled power plants. However, imported fuels are subject to price volatility that has a direct impact on the cost of electricity and adds operating risk during the life of a plant. The fuel handling to allow for the shipping, storage, and local transport is expensive, a potential source of damaging fuel spills, and a basis for environmental concerns. Fossil-fuel plants create pollution, emit carbon dioxide, and are visually unappealing, which is of particular concern in tropical areas renowned for their clear, pristine air and beauty. We project OTEC can save these markets up to 40%, compared to their current electrical costs, and when revenues from fresh drinking water, aquaculture, and agriculture production are considered, the justification is even more compelling.

Overview of the Market and the Feasibility of OTEC in Current Market Conditions

We believe that OTEC is now an economically, technologically, and environmentally competitive power source, especially for developing or emerging countries in certain tropical and subtropical regions contiguous to oceans. Our natural target markets are communities in countries around the Caribbean, Asia, and the Pacific. These locations are typically characterized by limited infrastructure, high-energy costs, mostly imported or expensively generated electricity, and frequently with significant fresh water and food shortages. These are serious limitations on economic development, which we believe our OTEC technology can address.

Data presented to the Sustainable Use of Oceans in the Context of the Green Economy and the Eradication of Poverty workshop in Monaco in 2011 by Whitney Blanchard of the Office of Ocean and Coastal Resource Management, National Oceanic and Atmospheric Administration, show that at least 98 nations and territories using an estimated 5 terawatts of potential OTEC net power are candidates for OTEC-power systems. Blanchard specifically notes that Hawaii, Guam, Florida, Puerto Rico, and the U.S. Virgin Islands are suitable for OTEC.

Over the past decade, there have been substantial changes that we believe have now made the commercialization of OTEC economically, technologically, and environmentally feasible. First and foremost is the price of oil, which until early 2014 traded at prices ranging from approximately $75 to $120 per barrel, since dropping to $50 per barrel or lower. According to www.oil.com, on January 3, 2018, oil traded at approximately $66.40 per barrel, as quoted at Brent, the leading global price benchmark for Atlantic basin crude oils. Even with current relatively low oil prices, developers of oil-fired power plants must model the economic performance of their plants over a useful life of 20 or more years, so they remain vulnerable to future oil price increases. The U.S. Energy Information Administration predicts increasing oil prices as a result of a combination of higher demand for liquid fuels and lower global crude oil supply in nations not included in Organisation for Economic Co-operation and Development. The U.S. Energy Information Administration predicts Brent crude oil prices will rise to between $76 and $252 per barrel (2013 dollars) in 2040 depending on demand and supply. It is generally accepted within the OTEC community that OTEC approaches competitive pricing when oil exceeds $40 per barrel. With OTEC power, customers can decouple the price of electricity from the price of oil.

The International Energy Agency’s 2015 World Energy Outlook expects liquid natural gas export capacity to grow rapidly in the short term, with major new sources of supply coming mostly from Australia and the United States.

Liquid natural gas prices have collapsed, in part because demand is turning out weaker than some previously anticipated. Additionally, many rules and regulations are in effect to mitigate the environmental issues associated with liquid natural gas extraction, transportation, and storage, adding significant costs.

According to the U.S. Environmental Protection Agency, the electric power sector accounted for 30% of total greenhouse gas emissions by the United States in 2014. Greenhouse gas emissions from electricity have increased by about 12% since 1990 as electricity demand has grown and fossil fuels have remained the dominant source for generations.

Fossil-fuel-fired power plants are a significant source of domestic carbon dioxide emissions, the primary cause of global warming. To generate electricity, fossil-fuel-fired power plants use natural gas, petroleum, coal, or any form of solid, liquid, or gaseous fuel derived from such materials.

The United States, along with many other countries including the United Kingdom and The Netherlands, have agreed or proposed either to shut down or to substantially reduce all of their coal-burning power plants over the next few years.

Scientific American, a respected U.S. scientific journal, recently reported that scientists have determined that both money and lives would be saved if rising fossil-fuel and biofuel emissions that are warming the planet are stopped and power generation is switched to an entirely renewable energy system.

Many countries today, including the United States, are concerned with environmental issues caused by fossil-fuel generated power. At the Sustainable Innovation Forum, a business-focused event held in Paris, France, in late 2015, cross-sector participants from business, government, finance, the United Nations, non-governmental organizations, and civil society met to create opportunities to bolster business innovation and bring scale to the emerging green economy.

The international concern about the harmful effects of climate change led to the negotiation of the Paris Agreement in December 2015 as the culmination of the 2015 United Nations Climate Change Conference. On October 5, 2016, the threshold for entry into force of the Paris Agreement was achieved, when it was ratified by at least 55 countries that together represent 55% of the global greenhouse emissions. The agreement entered into force 30 days later on November 4, 2016. The agreement provides for members to reduce their carbon output as soon as possible and to do their best to keep global warming to no more than two degrees Celsius, or 3.6 degrees Fahrenheit. In order to achieve the desired results, there would have to be a worldwide reduction in emissions from fossil fuels and a shift to renewable resources.

We believe the ongoing concern about environmental issues and the price instability of fossil-fuel prices are motivation for increased commercial interest in OTEC, renewed activity in the commercial sector, and increased interest among communities and agencies that recognize the potential benefits of this technology, including the U.S. Department of Defense and U.S. Department of the Interior territories. In the last four years, several large companies have used their OTEC technology experience to introduce OTEC systems worldwide, supporting the argument that the technology is now at the point where it can be introduced at a commercial level:

●
In June 2014, the French companies, Akuo Energy and DCNS (now Naval Energies), were funded to construct and install a number of OTEC plants adding up to 16 MWs of power generation outside the coastline of Martinique in the Caribbean. This is by far the biggest OTEC project announced to date, and the European Union has allocated €72 million (about $82 million at current exchange rates) for this purpose. DCNS (now Naval Energies), is our teaming partner for potential projects in the Caribbean.

●
Since early 2014, we have begun working with several industrialized and developing countries for investigating suitable OTEC sites, infrastructural solutions, and funding opportunities. These include the U.S. Virgin Islands, The Bahamas, Cayman Islands, and other countries.

●
Lockheed Martin has designed a 10-MW OTEC plant and has partnered with the China-based Reignwood Group, stated its intent to build the plant. According to a recent Lockheed Martin press release: “Just one 10-megawatt OTEC plant could provide reliable, clean energy for approximately 10,000 people; replace the burning of 50,000 barrels of oil; and eliminate the release of 80,000 tons of carbon dioxide per year into the atmosphere.”

●
Two non-governmental organizations promoting OTEC have been created in recent years: OTEC Foundation (based in The Netherlands) and OTEC Africa (based in Sweden).

●
In 2014, the world’s first international conference dedicated to OTEC was held in Borås, Sweden. A conference report was published.

●
New technological advances for larger and more robust deep seawater pipes and more efficient and cost-effective heat exchangers, pumps, and other components have, in our opinion, further improved the economics for OTEC.

●
Many countries, including a large number of Caribbean nations, now have renewable energy standards and are looking at ways to reduce their carbon footprint, decouple the price of electricity from the volatile price of oil, and increase energy security. Along with these countries, we are aware that Hawaii, U.S. territories, and the U.S. Department of Defense are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

●
The NELHA demonstration OTEC plant in Hawaii is producing 100 kw of sustainable, continuous electricity annually and is powering a neighborhood of 120 homes. A potential next phase for OTEC development at NELHA is being considered by an international consortium under the recently signed Okinawa-Hawaii clean energy agreement.

●
BARDOT Group, a French SME specialized in subsea engineering and equipment manufacturing for offshore energy, has signed a contract for the first commercial OTEC system to be installed in an eco-resort in Maldives.

In November 2017, NELHA began soliciting proposals for a 0.1-0.3 megawatt on-shore Ocean Thermal Energy Conversion (OTEC) system, to be operated for ten years. In its RFP, NELHA stated: “Proposer will design, construct, install, own, operate and maintain the OTEC system. The general intent of the Project is increase consumption of renewable energy at NELHA; provide stable energy prices for NELHA; and, advance OTEC technology.” And that the on-shore facility “must emulate a marine site to the maximum extent possible to represent a quantum leap forward in the commercialization of OTEC.” We have responded to the RFP as a bidder alongside Naval Energies, who we anticipate will act as our turn-key Engineering Procurement Contractor (EPC).

Global acceptance of man’s influence on climate change may also contribute to a shift in the demand for OTEC. As evidenced by the Paris Agreement reached in December 2015 to combat climate change, 195 nations have expressly recognized that conventional fossil-fuel powered energy technologies affect global climate change and the need to embrace a sustainable future in energy and water. Low-lying coastal countries (sometimes referred to as small island developing states) that tend to share similar sustainable development challenges, including small but growing populations, limited resources, remoteness, susceptibility to natural disasters, vulnerability to external shocks, excessive dependence on international trade, and fragile environments, have embraced this recognition and are keenly aware that they are on the frontline of early impact of sea level rise and are aggressively trying to embrace sustainable-energy alternatives. This is a major driving force for OTEC in primary early markets.

Recent international political instability in fossil-fuel-producing regions and oil price volatility have exposed the criticality of energy security and independence for all countries. The need to have a tighter control of domestic energy requirements is a matter of increasing international concern. Continued reliance on other countries (particularly those in oil-producing regions) is not a favorable option any longer. We believe these considerations will continue to drive renewable research and commercialization efforts that benefit technologies with global potential to replace fossil-fuel-based energy systems and benefit from base-load capabilities like OTEC.

Our current management team has led the development of the business since 2010 and has established a pipeline of potential projects which include one signed 20-year energy services agreement (‘‘ESA’’), six signed memoranda of understanding (‘‘MoU’’) and a written agreement to support Lockheed Martin Corporation in proposing to the US Navy a Company built SWAC system for a Military Base in the Indian Ocean. The projects under the ESA, Lockheed Agreement and MoUs are to design, build, own and operate OTEC, SWAC, or a combination of both plants in The United States Virgin Islands, Bahamas, an Island in the Indian Ocean and in East Africa. The Public Services Commission (“PSC”) of the US Virgin Islands has approved our application to be a ‘Qualified Facility’ and build a 15MW OTEC plant on the island of St. Croix. In addition to the OTEC plant, we are negotiating additional opportunities to supply potable water to the USVI Government.

We are also discussing with Lockheed Martin Corporation, a SWAC project for the US Department of Defense) and both OTEC and SWAC with the US Department of Agriculture (“USDA”). Currently, two projects are in the planning and discussion phase:

●
SWAC plant for a US Navy Base in Diego Garcia, British Indian Ocean Territories
●
OTEC and SWAC plant for Guam, Micronesia, in the Western Pacific

We have provided a detailed study and designs for OTEC and/or SWAC to:

●
Lockheed Martin Corporation for an OTEC system to be built for the US Navy Base in Diego Garcia, We are briefing the project to US Navy at a design charrette meeting in early 2018
●
The USDA for a combined OTEC/SWAC plant for Guam
●
The Legislature of the US Virgin Islands for an OTEC plant for the island of St, Croix

Having successfully developed this pipeline of opportunities, we believe that it is now appropriate to seek additional funding to further progress and build up our engineering and technical teams, further develop our IP, file patents for several OTEC technical systems, and advance our pipeline of current opportunities to support our growth strategy.

Our Competition

We compete in the development, construction, and operation of OTEC and SWAC plants with other operators that develop similar facilities powered by other energy sources, primarily oil, natural gas, nuclear energy, and solar power. These traditional energy sources have well-established infrastructures for production, delivery, and supply, with well-known commercial terms. In developing our OTEC and SWAC plants, we will need to satisfy our customers that these technologies are sound and economical, which may be a challenge until and unless we have an established successful operating history. The energy industry is dominated by an array of companies of all sizes that have proven technologies and well-established fuel sources from a number of suppliers.

We expect that we will encounter increasing competition for OTEC and SWAC plants. Other firms with greater financial and technical resources are focusing commercialization of these technologies. This includes, for example, Akuo Energy and DCNS (now Naval Energies), which were funded to construct and install a number of OTEC plants adding up to 16 MWs of power generation outside the coastline of Martinique in the Caribbean, and Lockheed Martin, which has recently designed a 10-MW OTEC plant and has partnered with China-based Reignwood Group, which intends to build the plant in Hainan, China.

Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations that now have renewable energy standards, and are looking at ways to reduce their carbon footprint, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

We cannot assure that we will be able to compete effectively as the industry grows and becomes more established and as OTEC and SWAC plants become more accepted as viable and economic energy solutions.

We believe competition in this industry is and will be based on technical soundness and viability, the economics of plant outputs as compared to other energy sources, developmental reputation and expertise, financial capability, and ability to develop relationships with potential customers. All of these factors are outside our control.

Our Operational Strategy and Economic Models

We have developed economic models of costs and potential revenue structures that we will seek to implement as we develop OTEC and SWAC projects.

OTEC Projects

The estimated construction costs for a 20-MW plant are approximately $445 million. The hard costs of approximately $301 million consist of the power system and platform construction and piping, which make up 68% of the total. The remaining 32% consists of other construction costs and the deployment of the cold water pipe. The soft costs of approximately $58 million consist of design, permits and licensing, environmental impact assessment, bathymetry, contractor fees, and insurance.

Once operational, the capacity factor, which is the projected percent of time that a power system will be fully operational, considering maintenance, inspections, and estimated unforeseen events, is expected to be 95% annually. This factor is used in our financial calculations, which means the plant will not be generating revenue for 5% of the year. Most fossil-fuel plants have capacity factors around 90%, as a result of the major maintenance for high-temperature boilers, fossil-fuel feed in systems, safety inspections, cleaning, etc. The normal maintenance cycle for the pumps, turbine, and generators used in the OTEC plant is typically every five years. This includes the cleaning of the heat exchangers and installation of new seals.

We anticipate that project returns will be comprised of two components: First, as the project developer, we will seek a lump-sum payment as a development fee at the time of closing the project financing for each project. These payments will be allocated toward reimbursement of development costs and perhaps a financial return at the early stage of each project. The development fee will vary, but initially we will seek a fee of approximately 3% of the project cost, payable upon closing project financing. Second, we will retain a percentage of equity in the project, with a goal to retain a minimum of 51% of the equity in any OTEC project in order to participate in operating revenues.

We will seek to generate revenue from OTEC plants from contract pricing charged on an energy-only price per kWh or on the basis of a generating capacity payment priced per kW per month and an energy usage price per kWh. In addition to revenue from power generation, in many of the countries of the world where we intend to build OTEC and SWAC plants, water is in short supply. In some locations, water is considered the more important commodity. Depending on the part of the world in which the plant is built, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot assure that we can maintain the revenue points noted above, that any fees received will offset development costs incurred to date, or that any operating plant will generate revenue.

SWAC Projects

The estimated construction costs are approximately $150 million. The hard costs of approximately $91 million consist of piping and installation, which make up 60% of the total. The remaining 40% consists of the pump house, central utility plant (CUP), mechanical and engineering equipment, design, and other contingency costs. The soft costs of approximately $30 million consist of the CUP license, permits, environmental impact assessment, bathymetry, and insurance.

Under our economic model, it will seek to generate revenue at two stages of the project. First, as the project developer, we will seek a lump-sum payment of a development fee equal to approximately 3% of the project cost at the time of closing the project financing for each project. Such payments would provide the Company with income at the early stage of each project. If we are able to negotiate a development fee, we estimate that it will vary but typically will be in the $2,500,000-$3,500,000 range. The second component of project returns is based upon the percentage of equity we will retain in the project.

SWAC contract revenue will be based typically on three charges:

●
Fixed Price–this is based upon the capital costs of the project paid over the term of the debt and with the intention of covering the costs of debt.
●
Operation and Maintenance–this payment covers the cost of the labor and fixed overhead needed to run the SWAC system, as well as any traditional chiller plant operating to fulfill back-up or peak-load requirements.
●
Chilled Water Payment–this is a variable charge based on the actual chilled water use and chilled water generated both by the SWAC and conventional system at the agreed upon conversion factors of kW/ton and current electricity costs in U.S. dollars per kWh.

We will seek to structure project financing with the goal of retaining 100% of the equity in any SWAC project. We cannot assure that we will recover project development costs or realize a financial return over the life of the project.

Our Project Timeline

We have not developed, designed, constructed, and placed into operation any OTEC or SWAC plants. However, based on our planning process and early development experience to date, we estimate that it will take approximately two to four years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

Our Strategic Relationships

We have strategic relationships with each of the following parties for potential plant construction and the funding of projects.

●
DCO Energy, LLC, Mays Landing, New Jersey, is an American energy development company specializing in the development, engineering, construction, start-up, commissioning, operation, maintenance and management, as well as, ownership of central energy centers, renewable energy projects, and combined heat, chilling, and power-production facilities. DCO Energy was formed in 2000 and has independently developed and/or operated energy producing facilities of approximately 275 MW of electric, 400 MMBtu/hr of heat recovery, 1,500 MMBtu/hr of boiler capacity, and 130,000 tons of chilled water capacity, totaling over $1 billion of assets. DCO Energy provides financing, engineering and design, construction management, start-up and commissioning resources, and long-term operating and maintenance services for its own projects as well as third-party clients.

●
Naval Energies (f/k/a DCNS) Paris, France, is a French naval defense company and one of Europe’s largest ship builders. It employs 12,500 people and generates annual revenues of around $3.9 billion. In 2009, Naval Energies set up an incubator dedicated to marine renewable energies and has stated its intention to be a leader in this market, which includes marine turbines, floating wind turbines, OTEC, and tidal stream turbines.

●
Kongsberg Devotek AS, Kongsberg, Norway, is a product development and engineering company operating in the maritime, defense, automotive, oil and gas, and industrial sectors. Kongsberg Devotek has particular skills in the design and manufacture of offshore and subsea structures and infrastructure, which include development and installation of seabed piping. Further, Kongsberg Devotek has extensive experience in working with the maritime industry, including propulsion systems, deck machinery, loading and off-loading units, and control and guiding systems. We plan to continue discussions with Kongsberg Devotek in 2018.

Our Construction and Components

Once we have designed the system, we will review the design with its engineering, procurement, and construction partner to maximize the chances that the project can be delivered according to plan and on budget. We expect our construction contracts to be at a fixed price and to include penalties if the construction timetable is missed. We may, but are not obligated to, engage DCO Energy to construct our plants or serve as our Owners Engineer.

In our systems, the two most important components are heat exchangers and deep-water intake pipes. Although there are multiple providers of each of these components, the supply of the best components comes from just a few companies globally. We expect to source our deep-water intake pipes from Pipelife of Norway, the only company we know of that makes pipes of sufficient quality, strength, and diameter (2.5 meters) to support our planned OTEC plants. However, we expect that we could work around a lack of supply from Pipelife by using multiple smaller pipes that are widely available on the market, although this would increase our construction costs.

We will also need the highest quality, large heat exchangers for our systems; heat exchangers represent a large percentage of the projected costs of our OTEC and SWAC systems and also account for a significant portion of the design complexity inherent in commercial OTEC and SWAC designs. Our relationship with Alfa Laval for heat exchangers provides the Company with the size and quality heat exchangers that it expects to need, although we believe there are several other companies that could provide the Company with adequate supply of these devices meeting our specifications if we need to source from them.

Other major components, such as ammonia turbines, generators, and pumps, are manufactured by several multinational companies, including General Electric and Siemens.

Our Operations

For OTEC electricity-generating facilities, we intend to enter into 20- to 30-year PPAs, pursuant to which the project would supply fixed-price, baseload electricity to satisfy the minimum demand of the purchaser’s customers. This PPA structure allows customers to plan and budget their energy costs over the life of the contract. For our SWAC systems, we intend to enter into 20-to 30-year ESAs to supply minimum quantities of chilled water for use in a customer’s air conditioning system.

We anticipate that operations of OTEC and SWAC plants will be subcontracted to third parties that will take responsibility for ensuring the efficient operation of the plants. These arrangements may reduce our exposure to operational risk, although they may reduce our financial return if actual operating costs are less than the subcontract payments. We cannot assure that any OTEC and SWAC plants will permit the PPAs and ESAs to yield minimum target internal rates of return. Our first projects are likely to have lower returns than subsequent projects. Variances in internal rates of return may occur due to a range of factors, including availability and structure of project financing and localized issues such as taxes, some of which may be outside of our control.

We expect our OTEC contract pricing will either be charged on an energy-only price per kWh or on the basis of a capacity payment priced per kW per month and an energy usage price per kWh. We cannot assure that this pricing will enable the Company to recoup its funding costs and capital repayments and allow it to earn a profit.

Marketing Strategies

Our marketing and sales efforts are managed and directed by our chairman and chief executive officer, Jeremy P. Feakins, who has 35 years’ experience of senior-level sales in both commercial and governmental markets. Our marketing campaign has focused on explaining to potential customers the economic, environmental, and other benefits of OTEC and SWAC through personal contacts, industry interactions, and our website.

Our target markets are comprised of large institutional customers that typically include governments, utilities, large resorts, hospitals, educational institutions, and municipalities. We market to them directly through personal meetings and contact by our chief executive officer and other key members of our team. We also make extensive use of centers of influence either to heigrhten awareness of our products in the minds of key customers’ decision-makers or to secure face-to-face meetings and preliminary agreements with our customers and our chief executive officer.

Sales cycles in our business are extremely long and complex and often involve multiple meetings with governmental, regulatory, electric utility, and corporate entities. Therefore, we cannot predict when or if any of the projects we currently have under development will progress to the signed contract or operational phase and generate revenue. We do not expect sales to be seasonal or cyclical.

Material Regulation

Our business and products are subject to material regulation. However, because we contemplate offering our products and services in different countries, the specific nature of the regulation will be wholly dependent on the nation where the project will be located. The precise nature of the regulatory requirements for each project is wholly dependent on the specific location, and the national, state, and local regulations apply at that location.

In all cases, we expect the level of regulation will be material and will require significant permitting and ongoing compliance during the life of the project. The most significant regulations will likely be environmental and will include mitigating possible adverse effects during both the construction and operational phases of the project.

However, we believe that the limited plant site disturbance of both SWAC and OTEC projects, together with the significantly lower emissions that result from these projects as compared to fossil-fuel electrical generation, will make compliance with all such regulation manageable in the normal course.

The second most significant regulations will likely involve coordination with existing infrastructure. We believe compliance with this type of regulation is a routine civil engineering coordination process that exists for all new buildings and infrastructure projects of all types. Again, we believe that the design of both SWAC and OTEC projects can readily be modified to avoid interference with existing infrastructure in most cases.

Facilities

Our principal executive offices are located at 800 South Queen Street, Lancaster, Pennsylvania 17603. Our telephone number at that address is (717) 299-1344.

Intellectual Property

We use, or intend to employ in the performance of our material contracts, intellectual property rights in relation to the design and development of OTEC plants. Our intellectual property rights can be categorized broadly as proprietary know-how, technical databases and trade secrets, comprising concept designs, plant design, and economic models. Additionally, we have applied to register the trademark TOO DEEP® at the U.S. Patent and Trademark Office for the provision of desalinated deep ocean water for consumption. The trademark has been granted, subject to using it in commerce.

We may apply for patents for components of our intellectual property for OTEC and SWAC systems, including novel or new methodologies for cold-water piping, heat exchanges, and computer-aided design programs. We cannot assure that any patents we seek will be granted.

Our intellectual property has been developed by our employees and is protected under employee agreements confirming that the rights in the inventions and developments made by the employees are our property. Confidential information is protected by nondisclosure agreements we entered into with prospective partners or other third parties with which we do business.

We have not received any notification from third parties that our processes or designs infringe any third-party rights, and we are not aware of any valid and enforceable third-party intellectual property rights that infringe our intellectual property rights. Currently, there is no patent for any company for OTEC technology.

Employees

We currently have 10 employees and/or consultants, consisting of one officer, three engineers and technicians, two marketing, and three general and administrative employees. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good and we provide health and life insurance for all employees.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Condition

The auditors’ report for the years ended December 31, 2017 and 2016, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2017 and 2016, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $14,591,675 and $6,108,117 respectively, and cash used in operations of $1,469,169 and $2,057,879, respectively, and has a working capital deficiency of $10,716,255 and $7,865,177 and an accumulated deficit of $67,703,218 and $53,111,543, respectively at December 31, 2017 and December 31, 2016. This raises substantial doubt about our ability to continue as a going concern. Unless we raise additional capital by December 31, 2018, we will be unable to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2018, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

We have no current project that will generate revenues in the near future.

None of our several projects is to the development stage at which it will generate revenues in the near future. Our project development cycles are relatively long, extending over several years as we identify a potential project site, complete negotiations with third parties, complete permitting, obtain financing, complete construction, and place a plant into service. We expect to receive a development fee of approximately 3% of the project cost from our projects, payable upon the close of project financing. Operating revenues from projects are expected to be received when the plant has been built and placed into operation. We are currently focusing on developing a U.S. Virgin Island project, but even if we develop it successfully, it will not generate revenues until several years in the future. Until we receive revenues from this or another project, we will be dependent on raising funds from external sources.

We will require substantial amounts of additional capital from external sources.

We do not have any current source of revenues or sufficient cash or other liquid resources to fund our planned activities until we receive development fees from new contracts. Accordingly, as in the past, we will need substantial amounts of capital from external sources to fund day-to-day operations and project development. We have no arrangements or commitment for such capital. We plan to continue our practice of seeking external capital through the sale of debt or equity, although we cannot assure that such efforts will be successful. Any new investments will dilute the interest of the current stockholders. Further, new investors may require preferential financial returns, security, voting rights, or other preferences that will be superior to the rights of the holders of common stock. Alternatively, as project development advances, we may be required to sell all or a portion of our interest in one or more projects, which could reduce our retained financial interest and potential return.

Risks Related to Our Business

Our efforts to develop OTEC and SWAC plants are subject to many financial, technical, managerial, and sales risks that may make us unsuccessful.

We incur substantial costs that we may not recover developing a new project that we may not build, operate, or sell. The identification of suitable locations, the investigation of the applicable regulatory and economic framework, the identification of potential purchasers, the completion of preliminary engineering and planning, and the funding of related administrative and support costs ordinarily require several years to complete before we determine to further develop or abandon a project. Each of these steps is fraught with risks and uncertainties, such as:

●
limited market due to low demand, existing competitive energy sources, low power costs, or the absence of a single or few large potential output purchasers;
●
a regulatory scheme suggesting that the development and operation of a plant would be subject to excessively stringent utility regulations, burdensome zoning or permitting practices and requirements, unusually stringent environmental requirements, or similar factors;
●
shortage of suitable onshore locations, lack of available cold water with near-shore accessibility, sea wave and current conditions, and exposure to hurricanes, typhoons, earthquakes, or similar extreme events;
●
the unavailability of favorable tax or other incentives or excessively stringent applicable incentive requirements;

●
the high cost and potential regulatory difficulties in integrating into new markets;
●
the possibility that new markets may be limited or unstable or exposed to competition from other sources of existing or potentially new energy sources;
●
difficulties in negotiating power purchase agreements (PPAs) with potential customers, including in some instances, the necessity to assist in the formation of a power purchasing group; and
●
educating the market as well as investors regarding the reliability and economical and environmental benefits of ocean thermal technologies.

We cannot assure that we will be able to overcome these risks as we initiate the development of a project. We may incur substantial costs in advancing a project through the early stages, only to conclude eventually that the project is not economically or technically feasible, in which case we may be unable to recover the costs that we have then incurred. When we elect to proceed with a project, we may continue to incur substantial costs and be unable to complete the development, sell the project, or otherwise recover our investment. Even when a project is developed, constructed, and placed in operation, we cannot assure that we will be able to operate at a profit sufficient to recover our total investment.

We are dependent on the performance of counterparties to our agreements.

Our projects are and will be complex, with a number of agreements among several parties that purchase plant outputs; provide financing; complete design, construction, and other services; design and perform regulatory compliance; and fulfill other requirements. The failure of any participant in one of our projects due to its own management, financial, operating, or other deficiencies, all of which may be outside our control, can materially and adversely affect our operations and financial results. In circumstances in which we are not the prime developer of a large-scale project involving many large components in addition to our OTEC, SWAC, or other components, we would have little ability to address problems resulting from performance failures by others or implement project-wide remedial measures. The foregoing is illustrated in our Baha Mar project, which is now on hold because of contract performance and financing disputes by others and may never resume.

Ongoing world economic, currency-exchange, energy-price, and political circumstances adversely affect our project development activities.

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in international relations; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for our development of our projects. The possibility that principal energy prices will continue at current or even higher levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants and could make our relatively higher cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may decline again.

We require substantial amounts of capital for all phases of our proposed activities.

We require substantial amounts of capital to fund efforts to identify, research, preliminarily engineer, permit, and design our projects and negotiate PPAs for them. These costs may not be recovered, because we may not elect to complete the development of the project or because the development and operation of the project are not successful. We will rely on external capital to fund all of our operations, and we cannot assure that such capital will be available. Our efforts to access capital markets will be limited, particularly at the outset, because we have not yet developed and placed into operation our first plant. Accordingly, we expect that we will have to provide the potential for a significant economic return for the initial capital we obtain, which will likely dilute the interests of our existing stockholders. We expect that each project that we are able to fully develop, construct, and place into operation will require several stages and levels of debt and equity financing. For example, we expect that a 17.2-megawatt (MW) OTEC plant may require total capital expenditures of approximately $445 million, consisting of $365 million in project debt financing and $80 million in equity. We cannot assure that we will be able to obtain such financing, and if obtained, such financing may be on terms that we will retain only a minority financial interest in the completed project and its operations. Our inability to obtain required financing for any activity or project could have a material adverse effect on our activities and operations.

We are reliant on our key executives and personnel.

Our business, development, and prospects are highly dependent upon the continued services and performance of our directors and other key personnel, on whom we rely for experience, technical skills, and commercial relationships. We believe that the loss of services of any existing key executives, for any reason, or failure to attract and retain necessary personnel, could have a material adverse impact on our business, development, financial condition, results of operations, and prospects. Although we have entered into employment agreements with our key executives, we may not be able to retain such key executives. We do not maintain key-man life insurance on any of our executive employees.

Regulations and policies governing energy projects, power generation, desalinated water sales, and other aspects of our OTEC and SWAC plants may adversely affect our ability to develop projects, and any changes in the applicable regulatory schemes may adversely affect projects that we are constructing or have constructed and are operating.

In identifying possible plant locations and undertaking preliminary development, an important factor in the overall economic feasibility of a project will be the governing regulatory regime. Such regulation includes the way the local jurisdiction regulates the power, cooling energy, or water output from a plant. Any change in that regulatory scheme after we determine to develop a plant based on existing circumstances could have a material adverse effect on our proposed operations. Generally, we will seek to structure plant output sales agreements as privately negotiated contracts not subject to utility or similar regulation, but we cannot assure that we will be able to do so. Some PPAs that we may seek to enter into may be subject to public utility commission approval, which may not be obtained or may be delayed. In some jurisdictions, the sale of output from a plant may be subject to public service commission or regulation by a similar authority as a public utility, even though we attempt to negotiate a private purchaser agreement for that output. In these circumstances, we may encounter delays in obtaining any required approval, approval may be conditioned on specified prices or other operating conditions, or the existence of the regulatory framework may delay or limit our ability to seek price increases.

The financial model for our proposed projects has not been tested and may not be successful.

We are proposing a financial model for the development of individual projects that includes development financing provided by us, construction financing provided by equity investors in the specific projects, and project debt financing; the payment of a development fee to us at the time of construction; and continuing equity participation by us throughout the plant’s operation. We have not used this model in the financing or completion of any plant, and we cannot assure that the financial model and, therefore, the anticipated financial return to us will be acceptable to those that might provide the requisite external capital. We may need to revise extensively our financing structure for each project, and we cannot assure that any restructured proposal would not substantially reduce our financial return or increase our risk. The financial, investment, and credit community are generally unfamiliar with OTEC and SWAC projects, which will adversely affect our financing efforts. We have no existing relationships with potential sources of debt or equity capital, and any financing sources that we may develop may be inadequate to support the anticipated capital needs of our business. Our efforts to obtain financing may be adversely affected by the fact that our projects will likely be located in developing or emerging markets. Our inability to obtain financing may force us to abandon projects in which we have invested substantial costs, which we may be unable to recover. The process of identifying new sources of debt and equity financing and agreeing on all relevant business and legal terms could be lengthy and could require us to limit the rate at which we can develop projects or reduce our financial return.

We may be exposed to political and legal risks in the developing or emerging markets in which we propose to locate plants.

Many of the emerging and developing markets that may be suitable for a potential OTEC or SWAC plants are located in emerging or developing countries that may have developing and untested regulatory and legal environments for large-scale, international, commercial enterprises. Further, political instability, regime change, or other political factors may increase uncertainty and instability, which in turn may adversely affect our ability to secure necessary regulatory approvals and obtain required project financing, which increases related costs and reduces our financial return. Any changes in applicable laws and regulations, including any governmental incentives, environmental requirements or restrictions, safety requirements, and similar matters, may change, and the risk or likelihood of such a change could adversely affect the availability and cost of financing. Further, in some jurisdictions, applicable legal requirements may not have been fully tested and are still being developed in the face of modern international commercial transactions and environmental requirements, which may lead to changes in interpretation or application that may be adverse to us. Our expectations regarding the size of the potential OTEC and SWAC markets and the number of possible suitable locations may not be accurate.

Our business plan and models are based on our identification of potential suitable locations for OTEC or SWAC plants based on a preliminary evaluation of public information respecting demographic data, current power-generation costs, and local seafloor contours and seawater temperatures, which may be inaccurate. Any material inaccuracy could substantially reduce the total market available to us for plant development.

We may be unable to arrange or complete future construction projects on time, within expected budgets, or without interruption due to materials availability and disruptions in supply, labor, or other factors. If any project reaches the point at which we undertake construction, such construction may be subject to actual prices higher than the amount budgeted, the limited or delayed availability of components or materials, shortages or interruptions of labor or materials, or similar circumstances. In the case we have insufficient budget flexibility to pay increased construction costs, corresponding delays could result to construction completion and the commencement of operations.

Emerging markets are often associated with high growth rates that may not be sustainable and may be accompanied by periods of high inflation. Rising inflation or related government monetary and economic policies in certain project jurisdictions may affect our ability to obtain external financing and reduce our ability to implement our expansion strategy. We can give no assurances that a local government will not implement general or project-specific measures to tighten external financing standards, or that if any such measure is implemented, it will not adversely affect our future operating results and profitability.

We are subject to changing attitudes about environmental risks.

Our projects may face opposition from environmental groups that may oppose our development, construction, or operation of OTEC or SWAC plants. Each project is expected to have different environmental issues, especially as many of our projects are based in different settings having a wide range of environmental standards. We intend to solicit input from environmental organizations and activists early in our design process in relation to our projects in an effort to consider appropriately these organizations’ recommendations in order to mitigate subsequent conflict or opposition, but we cannot assure that such outreach will be effective in all cases, and if it is not, opposition to our projects could increase our cost and adversely affect the results of our operations.

We may be unable to find land suitable for our projects.

Each project site requires land of differing characteristics to permit the cost-effective construction of OTEC or SWAC plants, and suitable land may not always be available. Even if available, such land may be difficult to obtain in a timely or cost-effective manner. For example, we would prefer to place OTEC power systems and facilities as close to the ocean as possible. We hope to mitigate this risk by using land owned by local governments, rather than private individuals or entities, as targeting local governments with favorable energy policies or mandates should reduce land rights risks. Our inability to secure appropriate land at a reasonable cost may render certain of our future projects economically unfeasible.

We have a limited number of suppliers for certain materials, which could increase our costs or delay completion of projects.

In our systems, the two most important components are heat exchangers and deep-water intake pipes. Although there are multiple providers of each of these components, the supply of the best components comes from just a few companies globally. Should these resources become unavailable for any reason or too costly, we would be required to seek alternative suppliers. The products from such suppliers could be of a lower quality or more costly, in any event requiring us to expend additional monies or time to complete our projects as planned. This could result in financial penalties or other costs to us.

There may be greater cost in building OTEC plants that generate over 10 MWs of electricity.

In order to successfully obtain debt financing for OTEC facilities, we must find engineering, procurement, and construction contractors willing to enter into fixed-price contracts at a pricing that is economically viable for us. Based on our preliminary discussions, we believe that engineering, procurement, and construction contractors may be willing to consider fixed-price arrangements for up to 10-MW OTEC facilities, but we have not yet discussed performance risk guarantees for OTEC plants greater than 10 MW. The cost of construction for larger OTEC power systems may vary considerably. Such variances could include increased costs for construction, design, and component procurement. As we gain more experience, we may improve upon efficiencies and accuracy in pricing. Failure to procure engineering, procurement, and construction contractors willing to perform fixed-price contracts on facilities that produce more than 10 MWs may have a material adverse effect on our operations.

Technological advances may render our technologies, products, and services obsolete.

We operate in a fast-moving sector in which new forms of power generation and new energy sources are continuously being researched. New technologies may be able to provide power, coolant, desalinated seawater, or other outputs at a lower cost, including amortization of capital costs, or with less environmental impact. We will remain subject to these risks for the useful life of our projects, which could extend for 20 to 30 years or more. Any such technological improvements could render our projects obsolete.

We may not successfully manage growth.

We intend to continue to develop the projects in our project pipeline and to construct and operate plants as we deem warranted and as we are able to finance. This is an ambitious growth strategy. Our growth and future success will depend on the successful completion of the expansion strategies and the sufficiency of demand for our energy products. The execution of our expansion strategies may also place a strain on our managerial, operational, and financial reserves. Should we fail to effectively implement such expansion strategies or should there be insufficient demand for our products and services, our business operations, financial performance, and prospects would be adversely affected.

There will likely be a single or limited number of power purchasers from each plant, so we will be dependent on their economic viability and stability and continued operations.

We expect that any plant that we operate will provide power, cooling, desalinated water, or other products to a few or a limited number of key power purchasers that will use the power for specific commercial enterprises, such as resorts, manufacturing or processing plants, or similar large-scale operations. Accordingly, our ability to sell power and other outputs will be dependent on the economic viability of these purchasers. If one or more key purchasers were to fail, we would be required to obtain alternative purchasers for our power and other outputs, and there may be no or a limited number of such alternative purchasers in the merging and developing markets where we anticipate our plants may be located. Accordingly, a failure of an output purchaser may result in the failure of our power plant project. We do not anticipate that we will be able to obtain insurance to protect us against such a loss on acceptable terms. Further, our project output purchasers may not comply with contractual payment obligations or may otherwise fail to perform their contracts, and they may have greater economic bargaining power and negotiating leverage as we seek to enforce our contractual rights. To the extent that any of our project power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative, administrative, or other political action or policies that impair their contractual performance. Any failure of any key power purchasers to meet their contractual obligations for any reason could have a material adverse effect on our business and operations.

Operational problems, natural events or catastrophes, casualty loss, or other events may impair the commercial operation of our projects.

Our ability to meet our delivery obligations under power-generation contracts, as well as our ability to meet economic projections, will depend on our ability to maintain the efficient working order of our plants. Severe weather, natural disasters, accidents, failure of significant equipment components, inability to obtain replacement parts, failure of power transmission facilities, or other catastrophes or occurrences could materially interrupt our activities and consequently reduce our economic return. Since all of our plants will be located on the shore within close proximity to deep ocean or lake water, our plants will be subject to extraordinary natural occurrences, such as wave surges from hurricanes or typhoons, tsunamis, earthquakes, and other events, over which we will have absolutely no control. We cannot assure that we can obtain sufficient insurance to protect us from all risks resulting from such catastrophes. Further, we cannot assure that any design features or operating policies that we may use will mitigate the risks to which our plants may be exposed. Any threatened or actual events could expose us to plant shutdowns, substantial repairs, interruptions of operations, damages to our power purchasers, and similar events that could require us to incur substantial costs and significantly impair our revenues and results of operations.

We may be adversely affected by climate change.

Climate change may result in changes in ocean currents and water temperatures that could have a material adverse effect on our results of operations. These changes may require additional capital costs or impair the efficiency of our operations. Because of the size and cost of major components of our power plants, we typically will not inventory spare components, so that any substantial damage may require that we await the custom manufacture and delivery of such items, which may involve substantial delays. Significant changes may render any plant inefficient and uneconomical.

Our projects will be subject to substantial regulation.

Our projects likely will be significant commercial or industrial enterprises in each of their locations and, as such, will be subject to numerous environmental, health and safety, antidiscrimination, and similar laws and regulations in each of the jurisdictions governing our locations. These laws and regulations will require our projects to obtain and maintain permits and approvals; complete environmental impact assessments or statements prior to construction; and review processes and operations to implement environmental, health and safety, antidiscrimination, and other programs and procedures to control risks associated with our operations.

Our in-water facilities and operations may be deemed to threaten living coral, sea plants and animals, shoreline contours, and similar items. In some circumstances, we may encounter environmental problems that we may unable to overcome, which may force us to relocate our facilities, at considerable additional costs.

If our projects do not comply with applicable laws, regulations, or permit conditions, or if there are endangered or threatened species fatalities on our projects, we may be required to pay penalties or fines or curtail or cease operations of the affected projects. In addition, violations of environmental and other laws, including certain violations of laws protecting wetlands, shorelines and land, and sea plant and animal life, may result in civil fines, criminal sanctions, or injunctions.

Some environmental laws impose liability on current and previous owners and operators of real property for the cost of removal or remediation of hazardous substances, without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substance. In some jurisdictions, private plaintiffs may also bring claims arising from the presence of hazardous substances or their unlawful release or exposure. We will likely be unable to purchase insurance against these risks at all or on acceptable terms.

Environmental health and safety laws, regulations, and permit requirements applicable to any specific project at the time of construction may change or become more stringent during the life of the operation. Any such changes could require that our projects incur substantial additional costs, alter their operations, or limit or curtail their operations in order to comply, which would have a material adverse effect on our operations. We may not be able to pass on any additional costs that we incur to our power purchasers, particularly in those cases in which we sell power pursuant to a long-term, fixed-price agreement. The OTEC and SWAC industry may be subject to increased regulatory oversight.

As the OTEC and SWAC industries develop, new regulatory schemes may be adopted by one or more jurisdictions in which we develop or operate plants in order to address actual or perceived threats or problems. In addition to more stringent environmental, safety, and other regulations that may be applicable to us generally under the current regulatory scheme, whole new areas of regulation may be adopted, which could have a material adverse effect on our results of operations. New regulations may specifically regulate, for example, the price at which power that is generated from different seawater temperatures may be sold, even to private purchasers. We may have plants in various locations subject to different governing jurisdictions, so the complexity of this developing and expanding regulatory pattern may be particularly cumbersome and expensive.

Insurance to cover anticipated risks may become more expensive.

There are no known commercial OTEC and SWAC plants in operation, so the nature and cost of insurance is difficult to predict. Insurance costs may substantially exceed the costs forecast during the planning process or budgeted during actual operations. We cannot assure that adequate insurance coverage will be available to protect us against all risks or that any related costs will be economical. Accordingly, if we are unable or cannot afford to purchase insurance against specific risks, our projects may be fully exposed to those risks, which also could have a material adverse effect on the viability of any affected plant.

Risks Related to Our International Operations

Certain risks of loss arise from our need to conduct transactions in foreign currencies.

Our business activities outside the United States and its territories may be conducted in foreign currencies. In the future, our capital costs and financial results may be affected by fluctuations in exchange rates between the applicable currency and the dollar. Other currencies used by us may not be convertible at satisfactory rates. In addition, the official conversion rates between a particular foreign currency and the U.S. dollar may not accurately reflect the relative value of goods and services available or required in other countries. Further, inflation may lead to the devaluation of such other currencies.

Foreign governmental entities may have the authority to alter the terms of our rights or agreements if we do not comply with the terms and obligations indicated in such agreements.

Pursuant to the laws in some jurisdictions in which we may develop or operate plants, foreign governmental entities may have the authority to alter the terms of our contractual or financial rights or override the terms of privately negotiated agreements. In extreme circumstances, some foreign governments have taken the extreme step of confiscating private property on the assertion that such action is necessary in the public interest of such country. If this were to occur, we may not be compensated fairly or at all. We cannot assure that we have complied, and will comply, with all the terms and obligations imposed on us under all foreign laws to which one or more of our operations and assets may be subject.

Our operations will require our compliance with the Foreign Corrupt Practices Act.

We must conduct our activities in or related to foreign companies in compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials of state-owned enterprises, including state-owned enterprises with which we may develop or operate projects or to which we may sell plant outputs. While our employees and agents are required to acknowledge and comply with these laws, we cannot assure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

Our competitors may not be subject to laws similar to the FCPA, which may give them an advantage in negotiating with underdeveloped countries and the government agencies.

Our competitors outside the United States may not be subject to anti-bribery or corruption laws as encompassing or stringent as the U.S. laws to which we are subject, which may place us at a competitive disadvantage.

We may encounter difficulties repatriating income from foreign jurisdictions.

As we develop and place plants into operation, we intend to enter into only revenue-generating agreements in which we are paid in U.S. dollars directly to our U.S. banks or through countries in which repatriation of the funds to our U.S. accounts is unrestricted. However, situations could arise in which we agree to accept payment in foreign jurisdictions and for which restrictions make it difficult or costly to transfer these funds to our U.S. accounts. In this event, we could incur costs and expenses from our U.S. assets for which we cannot recover income directly. This could require us to obtain additional working capital from other sources, which may not be readily available, resulting in increased costs and decreased profits, if any.

Risks Related to Our Common Stock

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Trading of our common stock is conducted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “CPWR.” Not being listed for trading on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of the Company. This may result in lower prices for your common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade, or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop our OTEC business and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors and will be at the discretion of our board of directors (the “Board of Directors”).

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls and our sole executive’s access to cash.

If significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices located at 800 South Queen Street, Lancaster, PA contain approximately 28,000 square feet, and are leased from Queen Street Development Partners, LLP at $10,000 per month. Our lease is renewed annually.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

                In late 2016, we entered into a binding agreement with an investor group from Memphis, Tennessee to invest a substantial amount of capital into our company (the “Memphis Investors”). As part of the agreement, we were restricted from making changes to our capital structure and, consequently, suffered significant financial damages when the investors did not honor their commitment and defaulted on the agreement. On May 16, 2017, we filed a civil suit in the United States District Court in the Western District of Tennessee. On March 12, 2018, the Company reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement requires the defendants to make a payment of $1,075,000 within 30 days and each side to pay its own legal costs.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or “OTCQB,” under the ticker symbol “CPWR.” The following table sets forth the range of high and low closing bid quotes of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended December 31, 2017 and 2016, respectively, and subsequent fiscal quarter ended March 31, 2018 (through March 20, 2018). All quoted prices reflect inter-dealer prices without retail mark-up, mark-down or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ended December 31, 2018
First Quarter (through March 20, 2018)	$0.12	$0.52

Year Ended December 31, 2017
Fourth Quarter	$0.17	$2.25
Third Quarter	$1.00	$7.00
Second Quarter	$3.00	$12.25
First Quarter	$1.70	$17.50

Year Ended December 31, 2016
Fourth Quarter	$1.025	$7.50
Third Quarter	$6.25	$7.50
Second Quarter	$5.00	$7.50
First Quarter	$7.40	$12.50

On December 29, 2017, the closing price per share of our common stock as quoted on the OTCQB was $0.32.

Holders

As of March 20, 2018, there were approximately 1,508 stockholders.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. The last day of our fiscal year is December 31. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2017.

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

Results of Operations

Comparison of the years Ended December 31, 2017 and 2016

Revenues and Costs of Revenue

We had no revenue for the years ended December 31, 2017 or 2016.

We had no cost of revenue for the years ended December 31, 2017 and 2016.

Although the net changes and percent changes for our revenues and our cost of revenue for 2017 and 2016 are summarized above, these trends should not be viewed as a definitive indication of our future results.

Operating Expenses and Other Expenses

During the year ended December 31, 2017, we had salaries and wages of $2,044,882 as compared to $1,237,438 during the same period for 2016. This 65.3% increase of $807,444 was primarily due to employee bonuses of $920,399 that were recorded as salaries, but paid in common stock calculated at the fair value on date of commitment.

During the year ended December 31, 2017, we had professional fees of $1,669,202 as compared $1,505,586, during the same period for 2016. This is a 10.9% increase as compared to the prior year.

General and administrative expenses of $2,169,577 during the year ended December 31, 2017, as compared to $442,394 during the year ended December 31, 2016, is a 390.4% increase when compared to the prior year. This increase of $1,727,183 is due primarily to fees paid to marketing consulting firms for $1,575,767. In addition, we incurred a debt placement fee of $514,286. These were recorded as general expenses, but paid in common stock calculated at fair value on date of commitment.

During the year ended December 31, 2017, we re-priced 14,692,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562, which we recognized as an expense in operations.

The above factors resulted in an operating loss of $12,702,221, during the year ended December 31, 2017, as compared to $3,429,702 during the same period of 2016, an increase of $9,272,519, or 270.4%. Had our expenses not included a write-off of $6,769,562 related to the exercising of warrant and options during year ended December 31, 2017 and our debt placement and consulting fees of $2,090,052, our loss from operations would have been $3,842,607 for that period as compared to $3,429,702 for the same period in 2016, an increase of 12%.

Our interest and debt discount expenses of $659,709 for the year ended December 31, 2017, as compared to $2,678,415 forr the year ended December 31, 2016, was decreased by 75.4% due to reduced amortization of debt discount. In the year of 2016, we expensed $1,644,957 for the amortization of notes payable discount. In 2017, we expensed $1,105,203 as a loss on the settlement of debt and $124,542 as a change in the fair value of a liability.

Liquidity and Capital Resources

At December 31, 2017, our principal source of liquidity consisted of $425,015 of cash, as compared to $7,495 of cash at December 31, 2016. In addition, our stockholders’ deficiency was $10,509,554 at December 31, 2017, compared to stockholders’ deficit of $8,664,237 at December 31, 2016, an increase in the deficiency of $1,845,317. Our operating loss and retained earnings for the year was impacted greatly by the $6,769,562 warrant expense we incurred when we repriced 14,692,500 warrants and 100,000 options at $0.00.

Our operations used net cash of $1,469,169 during the year ended December 31, 2017, as compared to using net cash of $2,057,879 during the year ended December 31, 2016. Major changes between the years 2017 and 2016 were the decrease in the amortization of debt discount of $1,599,997, a decrease of $195,286 in the value of capital assets that were written off because of impairment, an increase the fair value of stock issued for services of $1,884,674, an increase of $920,399 in the fair value of stock issued for employee bonuses, an increase in warrant expense of $6,769,562 incurred when warrants were exercised at zero value, and an increase in accounts payable and accrued expenses of $476,405.

Investing activities for the year ended December 31, 2017 and 2016, used cash of $140,613 and $119,722 respectively. Of the amount of cash used, $49,773 reflects the cash paid to TetriDyn Solutions at the time of the merger with Ocean Thermal Energy Corporation. The remaining amount was an increase in our assets under construction.

Financing activities provided cash of $2,027,302 for our operations during the year ended December 31, 2017, due to the proceeds we received from issuing common stock for exercised warrants of $748,535, notes payable to related party of $844,178, and notes payable to unrelated parties $490,000.

Our Capital Resources and Anticipated Requirements

As noted above, at December 31, 2017, we had negative working capital (current assets minus current liabilities) of $10,716,255. We are now focusing our efforts on promoting and marketing the OTE technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months. Upon the consummation of the merger with TetriDyn Solutions, Inc., which was consummated on May 9, 2017, we now have access to the public markets.

In December 2017, the Company entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors, in the aggregate principal amount of $490,000 as of December 31, 2017. The Notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of capital stock of the Company. The Notes are payable within five business days after receipt of funds from L2 Capital under the Equity Purchase Agreement equal to 20% of the total funds received by the Company from L2 payable on a pro rata basis to all holders of the Notes. The Company may prepay the Notes in whole or in part without penalty or premium on or before the maturity date of July 30, 2019. In connection with the issuance of the Notes, for each Note purchased the Noteholder will receive a warrant exercised as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the Warrants is equal to Eighty-Five Percent (85%) of the closing price of the Company’s common stock on the day immediately preceding the exercise of the relevant Warrant, subject to adjustment as provided in the Warrant. The Warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the Warrant minus the fair market value of shares being surrendered to pay the exercise. As of December 31, 2017, the balance outstanding was $490,000, the accrued interest was $613, and we had issued Warrants to purchase 134,000 shares of common stock. We determined that the warrants had a fair value of $41,044 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. On January 16, 2018, 28,000 warrants were exercised at an average value of $0.2805 per share for a total of $7,854. On February 27, 2018, 2,000 warrants were exercised at an average value of $0.1785 per share for a total of $357.

On December 11, 2017, the Company entered into an equity purchase agreement with L2 Capital, LLC for up to $15,000,000. On January 5, 2018, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Form S-1 Registration Statement approved the Securities and Exchange Commission (SEC) and effective on January 29, 2018. As of the date of this filing, no “put” options were exercised.

On February 15, 2018, the Company entered into an agreement with L2 Capital, LLC (L2), a Kansas limited liability company, for a loan of up to $565,555, together with interest at the rate of eight percent (8%) per annum (with the understanding that the initial six months of such interest of each tranche funded shall be guaranteed), at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for this Note is up to $500,000.00 due to the prorated original issuance discount of up to $55,555 (the “OID”) and a $10,000.00 credit for L2’s transactional expenses. As of the date of this filing, we have received two tranches totaling $204,444, which were allocated as follows: Original Issuance Discount - $19,444; L2’s Transaction Fee - $10,000; Broker-Dealer’s Fee - $14,000; Net Proceeds to Company - $161,000.

We are pursuing the acquisition of a leading international engineering and technology company in our industry. The company designs and manufactures patented accessories to provide better stability, protection, and securitization of floating offshore structures such as those we have designed for use with our OTEC and Desal systems. On February 8, 2018, we made an offer to acquire the company, which has been accepted and we are currently in the due diligence stage and securing the funding for the acquisition.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date

Critical Accounting policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2017 consolidated financial statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

We will recognize revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition.” In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Historically, there has been diversity in practice in how certain cash receipts/payments are presented and classified in the statement of cash flows under Topic 230. The purpose of the Update is to reduce the existing diversity in practice by clarifying the presentation of certain types of transactions. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly.

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

Capitalization Policy

Furniture, vehicles, equipment, and software are recorded at cost and include major expenditures, which increase productivity or substantially increase useful lives. Maintenance, repairs, and minor replacements are charged to expenses when incurred. When furniture, vehicles, and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations. The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Assets under construction represent costs incurred by us for our renewable energy systems currently in process. We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval costs, and site engineering costs. We currently have two projects in the development stage and one project in the construction phase. We capitalize direct interest costs associated with the projects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2017, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

As of December 31, 2017, management identified the following material weaknesses:

●
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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 20, 2018. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any director and any other person pursuant to which any director or executive officer was or is to be selected as a director or executive officer, as applicable. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings that are material to the evaluation of the ability or integrity of any of our directors.

Name	Age	Position
Jeremy P. Feakins	64	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	53	Director
Antoinette K. Hempstead	53	Director

 Jeremy P. Feakins has served as our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 35 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, PA. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, PA, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, TX and Almaty, KZ, where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, an early-stage venture capital company located in Lancaster, PA, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc. JPF Venture Group, Inc., provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, UK, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the Board of Directors has concluded that Mr. Feakins is qualified to serve as a member of our Board of Directors.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is also the founder, president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, PA. Mr. Wolfson is a qualified commercial pilot at a major U.S.-owned international airline company and has over 30 years’ experience in the aviation business. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning. Based on his financial background, the Board of Directors has concluded that Mr. Wolfson is qualified to serve as a member of our Board of Directors.

Antoinette Knapp Hempstead was appointed as a Director in February 2017. Prior to that, Ms. Hempstead served as our Chief Executive Officer and President from April 2013 until March 2015 and as our Deputy Chief Executive Officer and Vice President since August 2002. Ms. Hempstead has over 30 years’ experience in management, software management, software development, and finance. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Ms. Hempstead has a Master’s degree in Computer Science from the University of Idaho and a Bachelor’s of Science Degree in Applied Mathematics from the University of Idaho. Ms. Hempstead provides to our Board of Directors experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting. Based on her technical background, the Board of Directors has concluded that Ms. Hempstead is qualified to serve as a member of our Board of Directors.

Director Independence and Board of Directors’ Committees

Other than Peter Wolfson, none of our directors is considered to be an independent member of our Board of Directors under the rules of Nasdaq.

Our board as a whole has acted as our audit committee, compensation committee, and nominating committee.

Committees and Terms

The Board of Directors has not established any committees.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

Corporate Governance Matters

We have not adopted any material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2017 and 2016, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year.

Summary Executive Compensation Table:

Name and principal position	Year ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeremy Feakins (1)	2017	381,110	0	581,571	0	0	0	0	962,681
Jeremy Feakins	2016	247,917	0	0	0	0	0	0	247,917

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(1)
Jeremy Feakins is the Company’s Principal Executive Officer, Principal Financial Officer and a Director.

Narrative Disclosure to Summary Compensation Table

                On January 1, 2011, Ocean Thermal energy Corporation entered into a five-year employment agreement with an individual to serve as our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, the chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and Company-paid health insurance. The agreement also provides for bonuses equal to one times annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. The chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. As of December 31, 2017, we issued 258,476 shares of common stock, with a fair value of $581,571, to compensate the chief executive officer for his performance.

                On June 29, 2017, the Board of Directors approved extending the employment agreements for the chief executive officer for an additional five (5) years. The salary and other compensation shall be increased to account for inflation since the original employment agreements were executed and became effective June 30, 2017.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2017, for any executive officer.

Director Compensation

Mr. Feakins, who is our chief executive officer, received no compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in “Executive Compensation – Summary Compensation Table.”

For the year ending December 31, 2017, no compensation was awarded to, earned by or paid to our main non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our outstanding Common Stock, as of March 20, 2018, by: (i) each of our directors, (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act), (iii) all of our directors and named executive officers as a group, and (iv) each person known to us to beneficially own more than 5% of our outstanding Common Stock.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within sixty (60) days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent that power may be shared with a spouse. The Company does not know of any arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Name and Address of Person or Group (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

5% or Greater Stockholders
Steve Oney (2)	7,648,000	6.2%

Directors and Executive Officers
Jeremy P. Feakins (3)	17,836,236	13.9%
Antoinette Hempstead (4)	115,151	*
Peter H. Wolfson (5)	2,088,981	1.7%
Executive Officers and Directors as a Group (3 persons):	20,040,368	15.5%

   * Less than 1%

(1)
800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table. Applicable percentages are based on 122,672,247 shares of our common stock outstanding on March 20, 2018, and are calculated as required by rules promulgated by the SEC.
(2)
Consists of 7,648,000 shares of common stock owned of record by Steve Oney.
(3)
Consists of (i) 8,097,211 shares of common stock owned of record by Jeremy P. Feakins, (ii) 4,320,131 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Jeremy P. Feakins, and, as such, is deemed to be beneficially owned by Mr. Feakins, and (iii) 5,418,894 shares of common stock issuable to JPF Venture Group, Inc. on the conversion of (a) a $50,000 promissory note dated November 2015, convertible at $0.01384 per share into 3,612,596 shares of common stock (the “November 2015 Note”); and (b) a $25,000 promissory note dated December 2016, convertible at $0.01384 per share into 1,806,298 shares of common stock (the “December 2016 Note” and together with the November 2015 Note, the “Notes”). All calculations in this footnote are based on conversion of the principal only.
(4)
Consists of (i) 452 shares of common stock owned of record by Antoinette Hempstead and (ii) 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust which is owned and controlled by Ms. Hempstead and, as such, is deemed to be the beneficial owner of record.  Ms. Hempstead is a member of the Board of Directors of the Company.
(5)
Consists of (i) 1,185,833 shares of common stock owned of record by Peter H. Wolfson and (ii) 903,148 shares of common stock issuable to Mr. Wolfson on the conversion of a $12,500 promissory note dated October 2016, convertible at $0.01384 per share into shares of common stock (the “October 2016 Note”). Mr. Wolfson is a member of the Board of Directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related-Party Loans

On February 16, 2017, the due date of the Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer note payable in the amount of $2,265,000 issued on January 31, 2015, was extended to December 31, 2018. On August 15, 2017, $618,500 of the note payable was converted into 618,500 shares of common stock. In addition, they converted accrued interest in the amount of $207,731 for 207,731 shares of common stock. The remaining balance on the note payable as of December 31, 2017 is $1,137,500 and the accrued interest is $399,692.

On March 6, 2018, the due date of the related party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to December 31, 2018.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding on December 31, 2017, is $177,000.

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

On November 6, 2017, the Company entered into an agreement with a promissory note with JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, to loan the Company up to $2,000,000. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. As of December 31, 2017, the outstanding balance was $641,568 and the accrued interest was $14,372.

On November 8, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $16,263 for 16,263 shares

As part of the merger between Ocean Thermal Energy Corporation and TetriDyn Solutions, Inc. (“TDYS”) on May 8, 2017, the Company assumed the loans made to “TDYS” by JPF Venture Group, Inc., an investment entity that is majority owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. As of December 31, 2017, the outstanding balance of all loans was $581,880.

On December 28, 2017, we entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors, in the aggregate principal amount of $535,000 as of January 8, 2018. The Notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of capital stock of the Company (See Page 18 for details).

The Note dated February 16, 2017 to Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer was reduced by $15,000 for the payment of principal on January 4, 2018, reducing the outstanding balance to $1,122,500.

Related-Party Transactions

For the year ended December 31, 2017, we paid rent of $95,000 to a company controlled by our chief executive officer under an operating lease agreement.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has requirements that directors be independent. Therefore, we have adopted the independence standards of Nasdaq, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that as of the date of this Report, Mr. Wolfson is our only independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Liggett & Webb, P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Audit fees (1)	$37,800	$46,538
Audit-Related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$37,800	$46,538

(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, (ii) review of our interim period financial statements for fiscal year 2017, and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.
Financial Statements.

The financial statements of Ocean Thermal Energy Corporation, together with the report thereon of Liggett & Webb, P.A., an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

2.
Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.

OCEAN THERMAL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $14,591,675, a working capital deficiency of $10,716,255, and an accumulated deficit of $67,703,218. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2008

Boynton Beach, Florida
April 2, 2018

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FOMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

	2017	2016
ASSETS
Current Assets
Cash	$425,015	$7,495
Prepaid expenses	25,000	30,549
Total Current Assets	450,015	38,044

Property and Equipment
Property and equipment, net	1,352	2,366
Assets under construction	892,639	846,285
Property and Equipment, net	893,991	848,651

Total Assets	$1,344,006	$886,695

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$6,846,010	$5,631,270
Due to related party	-	36,822
Notes payable - related party, net	3,592,948	1,886,000
Convertible notes payable -related party- net	87,500	-
Notes payable, net	589,812	300,000
Convertible notes payable - net	50,000	49,129
Total Current Liabilities	11,166,270	7,903,221

Notes payable - related party, net	-	1,045,644
Notes payable, net	607,290	602,067
Notes payable, convertible	80,000	-
Total Liabilities	11,853,560	9,550,932

Commitments and Contingencies (See Note 7)

Stockholders' deficiency
Preferred Stock, $0.001 par value; 5,000,000 shares authorized,	-	-
0 and 0 shares issued and outstanding, respectively
Common stock, $0.001 par value; 200,000,000 shares authorized,
122,642,247 and 94,343,776 shares issued and outstanding, respectively	122,642	94,344
Additional paid-in capital	57,071,022	44,352,962
Accumulated deficit	(67,703,218)	(53,111,543)
Total Stockholders' Deficiency	(10,509,554)	(8,664,237)

Total Liabilities and Stockholders' Deficiency	$1,344,006	$886,695

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDARIES
(FOMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	2017	2016
Operating Expenses
Salaries and wages	$2,044,882	$1,237,438
Professional fees	1,669,202	1,505,586
General and administrative	2,169,577	442,394
Warrant Expense	6,769,562	-
Impairment of Assets	48,998	244,284
Total Operating Expenses	12,702,221	3,429,702

Loss from Operations	(12,702,221)	(3,429,702)

Other Expenses
Interest Expense and amortization of debt discount	(659,709)	(2,678,415)
Loss on settlement of debt and accounts payable	(1,105,203)	-
Change in fair value of liability	(124,542)	-
Total Other expenses	(1,889,454)	(2,678,415)

Loss Before Income Taxes	(14,591,675)	(6,108,117)

Provision for Income Taxes	-	-

Net Loss	$(14,591,675)	$(6,108,117)

Net Loss per Common Share
Basic and Diluted	$(0.13)	$(0.07)

Weighted Average Number of Common Shares Outstanding	111,735,383	83,236,245

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FOMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

							Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2015	-	$-	82,623,066	$82,623	$38,722,035	$(47,003,426)	$(8,198,768)
Stock issued for $0.50 warrants			1,380,000	1,380	688,620	-	690,000
Stock issued for $0.75 warrants			455,666	456	341,294		341,750
Stock issued for $0.25 warrants			8,000,000	8,000	1,992,000		2,000,000
Stock issued for services			1,197,753	1,198	1,016,892	-	1,018,090
Stock issued for accrued interest			687,291	687	583,511		584,198
Debt discount on the JPF VF note			-	-	1,008,610	-	1,008,610
Net Loss			-	-		(6,108,117)	(6,108,117)
Balance, December 31, 2016	-	$-	94,343,776	$94,344	$44,352,962	$(53,111,543)	$(8,664,237)
Warrants and Options Exercised at $0.00: 1/1/17 to 5/8/17 (prior to merger)			14,792,500	14,793	(14,793)		-
D Warrants Exercised at $0.75: 1/1/17 to 5/8/17 (prior to merger)			998,079	998	747,537		748,535
Stock issued for services and commitment fee			3,887,802	3,888	2,898,876		2,902,764
Stock issued for cash			11,250	11	44,989		45,000
Stock issued for conversion of note payable and accrued interest			7,386,872	7,387	2,348,008		2,355,395
Stock repurchased from related parties			(148,588)	(149)	(111,291)		(111,440)
Stock issued for conversion of accounts payable			425,000	425	702,700		703,125
Stock issued for employee bonuses			409,066	409	919,990		920,399
Stock issued for TetriDyn Solutions, Inc.			536,490	536	(1,628,562)		(1,628,026)
FV of warrant modifications					6,769,562		6,769,562
Beneficial conversion feature on notes payable					41,044		41,044
Net Loss						(14,591,675)	(14,591,675)
Balance, December 31, 2017	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FOMERLY KNOW AS TETRIDYN SOLUTIONS, INC)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(14,591,675)	$(6,108,117)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,014	4,207
Impairment of assets under construction	48,998	244,284
Stock issued for services	2,902,764	1,018,090
Stock issued for bonuses	920,399
Change in fair value of liability	124,542
Loss on settlement of debt	1,105,203	412,374
Warrant Expense	6,769,562	-
Amortization of debt discounts	44,960	1,644,957
Changes in assets and liabilities:
Other current assets	-	24,542
Prepaid expenses	5,549	(21,326)
Accounts payable and accrued expenses	1,199,515	723,110
Net Cash Used In Operating Activities	(1,469,169)	(2,057,879)

Cash Flow From Investing Activities:
Cash acquired in acquisition	4,512	-
Assets under construction	(95,352)	(119,722)
Payments for acquisition	(49,773)	-
Net Cash Used In Investing Activities	(140,613)	(119,722)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(64,432)	(5,000)
Repayment of government loans	(4,539)
Proceeds from notes payable	490,000	999,025
Proceeds from notes payable, convertible	80,000	-
Proceeds from issuance of common stock for cash	45,000	1,031,750
Proceeds from notes payable - related party	844,178
Proceeds from due to related party	-	36,822
Stock repurchased from related parties	(111,440)	-
Stock issued for exercise of warants for cash	748,535	-
Repayment of capital lease	-	(2,530)
Net Cash Provided by Financing Activities	2,027,302	2,060,067

Net increase (decrease) in cash and cash equivalents	417,520	(117,534)
Cash and cash equivalents at beginning of year	7,495	125,029
Cash and Cash Equivalents at End of Period	$425,015	$7,495

Supplemental disclosure of cash flow information
Cash paid for interest expense	$17,162	$45,849
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Convertible note payable and accrued interest -related party converted to common stock	$80,275	$-
Accrued interest on related-party note converted to common stock	$-	$171,823
Exercise of warrants in lieu of repayment of related-party note payable	$-	$2,000,000
Debt discount on related-party note payable and extension of warrants	$-	$1,008,610
Note Payable and accrued interest converted into common stock	$878,292	$-
Note Payable and accrued interest - related party converted into common stock	$668,500	$-
Due to related party, converted into note payable - related party	$38,822	$-
Accounts payable convertewd into common stock	$326,250	$-
Debt discount on notes payable	$41,044	$-
On May 9, 2017, the company issued 536,490 shares of common stock to the former shareholders of TetriDyn Solutions Inc.
for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital.

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A). Source of Business and Basis of Presentation

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

●
An amendment to our Articles of Incorporation, as amended, to effect a change in the Company’s name from TetriDyn Solutions, Inc. to Ocean Thermal Energy Corporation;
●
An amendment to our Articles of Incorporation, as amended, to effect and authorize 5,000,000 shares of preferred stock and 200,000,000 shares of common stock; and
●
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

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Tetridyn Solutions, Inc. with Ocean Thermal Energy Corporation as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholder of OTE in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from May 9, 2017 through December 31, 2017. The Company’s accounting year end is December 31, which was the year end of Ocean Thermal Energy Corporation.

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-K in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

(B)
Principal Subsidiary Undertakings

Our consolidated financial statements for the years ended December 31, 2017 and 2016, include the following subsidiaries:

Name	Place of Incorporation / Establishment	Principal Activities	Date Formed
Ocean Thermal Energy Bahamas Ltd.	Bahamas	Intermediate holding company of OTE BM Ltd. and OTE Bahamas O&M Ltd.	07/04/2011

OTE BM Ltd.	Bahamas	OTEC/SDC development in the Bahamas	09/07/2011

OCEES International Inc.	Hawaii, USA	Research and development for the Pacific Rim	01/21/1998

Ocean Thermal Energy UK Limited	England and Wales	Dormant	07/22/2010

OTEC Innovation Group Inc.	Delaware, USA	Dormant	06/02/2011

OTE-BM Energy Partners LLC	Delaware, USA	Dormant	06/02/2011

OTE Bahamas O&M Ltd.	Bahamas	Dormant	09/07/2011

Ocean Thermal Energy Holdings Ltd.	Bahamas	Dormant	03/05/2012

Ocean Thermal Energy Cayman Ltd.	Caymans	Dormant	03/26/2013

OTE HC Ltd.	Caymans	Dormant	03/26/2013

Ocean Thermal Energy USVI, Inc.	Virgin Islands	Dormant	07/12/2016

We have an effective interest of 100% in each of our subsidiaries.

(C)
Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuing equity investments and issuances, valuation of deferred tax assets, and depreciable lives of property and equipment.

(D)
Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, we had no cash equivalents.

(E)
Income Taxes

We account for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10-25, “Income Taxes—Overall—Recognition.” Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Our 2013 to 2017 tax years remain open to audit by the Internal Revenue Service and state tax authorities.

(F)
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

Reportable business segment information for the years ended December 31, 2017, and December 31, 2016, is as follows:

December 31, 2017
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	451,367	892,639		-	1,344,006
Net loss	(14,591,675)	-	-	-	(14,591,675)
Property and equipment	1,352	-	-	-	1,352
Assets under construction		892,639		-	892,639
Depreciation	1,014	-	-	-	1,014
Additions to assets under construction	-	95,352	-	-	95,352

December 31, 2016
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	40,410	797,287	-	48,998	886,695
Net Loss	(5,837,007)	-	(271,110)	-	(6,108,117)
Property and equipment	2,366	-	-	-	2,366
Capitalized construction in process		797,287	-	48,998	846,285
Depreciation	4,207	-	-	-	4,207
Additions to assets under construction	-	119,722	-	-	119,722

For the year ended December 31, 2017, the U.S. territories are comprised of U.S. Virgin Islands project (approx. $728,000) and Guam project (approx. $165,000). Other territories are comprised of Cayman Islands project); however during the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction was considered to be impaired due to the uncertainty of the project and were written off. The additions to assets under construction in 2017 were primarily salaries and consulting services.

For the year ended December 31, 2016, the U.S. territories are comprised of U.S. Virgin Islands project (approx. $632,000) and Guam project (approx. $165,000). Other territories are comprised of Cayman Islands project (approx. $49,000).

(G)
Property and Equipment

Furniture, equipment, and software are recorded at cost and include major expenditures that increase productivity or substantially increase useful lives.

Maintenance, repairs, and minor replacements are charged to expenses when incurred. When furniture, vehicles, or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

Assets under construction represent costs incurred by us for our renewable energy systems currently in process. Generally, all costs incurred during the development stage of our projects are capitalized and tracked on an individual project basis and are included in construction in progress until the project has been placed into service. If a project is abandoned, the associated costs that have been capitalized are charged to expense in the year of abandonment. Expenditures for repairs and maintenance are charged to expense as incurred. Interest costs incurred during the construction period of defined major projects from debt that is specifically incurred for those projects are capitalized.

Direct labor costs incurred for specific major projects expected to have long-term benefits are capitalized. Direct labor costs subject to capitalization include employee salaries, as well as related payroll taxes and benefits. With respect to the allocation of salaries to projects, salaries are allocated based on the percentage of hours that our key managers, engineers, and scientists work on each project. These individuals track their time worked at each project. Major projects are generally defined as projects expected to exceed $500,000. Direct labor includes all of the time incurred by employees directly involved with construction and development activities. Time spent in general and indirect management and in evaluating the feasibility of potential projects is expensed when incurred.

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We currently have four projects in the development stage and one project in the construction phase. We capitalize direct interest costs associated with the projects. As of December 31, 2017 and 2016, we have no interest costs capitalized.

The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for land, buildings, furniture, vehicles, equipment, and software are as follows:

Years
Computer Equipment	3
Software	5

(H)           Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

●
Level 1–Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.

●
Level 2–Pricing inputs are quoted for similar assets or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

●
Level 3–Pricing inputs are unobservable for the assets or liabilities; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at December 31, 2016 and 2015, due to the relatively short-term nature of these instruments.

(I)
Concentrations

Cash and cash equivalents and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2017 and 2016, $179,855 and $0 were deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

(J)
Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 134,000 and 16,012,210 shares issuable upon the exercise of warrants and options and 7,056,721 and 205,667 shares issuable upon the conversion of the green energy bonds and convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the years ended December 31, 2017 and 2016, respectively.

(K)
Revenue Recognition

We will recognize revenue on arrangements in accordance with FASB ASC Topic 605, “Revenue Recognition.” In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

(L)
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

NOTE 2 – GOING CONCERN

We had a net loss of $14,591,675 and used cash in operations of $1,469,169 for the year ended December 31, 2017, and had an accumulated deficit of $67,703,218 and a working capital deficiency of $10,716,255 as of December 31, 2017. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that we will be able to continue as a going concern through additional affiliate loans, implementation of our strategic operating plan, continuing a multi-focused plan to obtain external capital, and offering sales incentives to accelerate ocean thermal energy conversion (“OTEC”) project development.

NOTE 3 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2017:

Property & Equipment as of December 31, 2017				Estimated
		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	12,399	$1,352	3 Years
Software (Video System)	19,061	19,061	-	5 Years
Construction in Process	892,639		892,639
	$925,451	31,460	$893,991

Property and equipment consist of the following at December 31, 2016:

Property & Equipment as of December 31, 2016
				Estimated
		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	11,385	$2,366	3 Years
Software (Video System)	19,061	19,061	-	5 Years
Construction in Process	846,285		846,285
	$879,097	30,446	$848,651

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,014 and $4,207, respectively. During the year ended December 31, 2016, $244,284 of Clifton Pier assets under construction were considered to be impaired due to the uncertainty of the project. During the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction was considered to be impaired due to the uncertainty of the project and were written off.

 NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

On December 12, 2006, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA -#180” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $14,974. The interest rate is 6.25% and the maturity date was January 5, 2013. The loan principal was $12,272 with no accrued interest as of December 31, 2017. This note is in default.

On December 1, 2007, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Eastern Idaho Development Corporation; this is referred as the “EIDC ” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $85,821. The interest rate is 7% and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $33,323 as of December 31, 2017. This note is in default.

On September 25, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Pocatello Development Authority. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $50,000. The interest rate is 5% and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $18,206 as of December 31, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA - #273” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $94,480. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,150 as of December 31, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO I - #274” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $4,596 as of December 31, 2017. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO II - #275” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 8, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,620. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $5,897 as of December 31, 2017. This note is in default.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On March 6, 2018, the note holder agreed to amend the note to extend the due date of the note to December 31, 2018. As of December 31, 2017, the outstanding balance was $1,000,000, plus accrued interest of $535,559.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. The warrants have an expiration date of September 30, 2023. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. On December 31, 2016, the accrued interest was $168,934. During 2015, one of the original note holders transferred its ownership of the note in the amount of $50,000 to Jeremy P. Feakins & Associates LLC through the JPF Venture Fund 1, LP. On August 15, 2017, loans in the amount of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by the Board of Directors. The shares were recorded at fair value of $1,165,892. The Company recorded a loss on settlement of debt of $728,328 on conversion date. On November 8, 2017, Jeremy P. Feakins & Associates LLC, converted loans in the amount of $50,000 and accrued interest of $16,263 at $1.00 per share into 66,263 shares of common stock. As of December 31, 2017, the loan balance was $158,334 and the accrued interest was $68,894.

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger with Broad Band Network Associates. The note is unsecured and due the earlier of December 31, 2015, or upon our receiving $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2014, we paid $100,000 and during 2015, we paid $60,000, leaving a balance of $130,000. Accrued interest totaled $40,313 at December 31, 2017 and $29,769 at December 31, 2016. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity owned by our chief executive officer, together our principal stockholders. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. As of December 31, 2015, principal of $152,500 has been repaid and principal of $351,500 has been converted into 468,667 shares of common stock, leaving a note balance of $1,761,000. During 2016, a principal payment of $5,000 was made leaving a note balance of $1,756,000 at December 31, 2016. On December 31, 2016, the accrued interest was $453,093. On August 15, 2017, loans in the amount of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by the Board of Directors. The conversion was recorded at historical cost due to the related party nature of the transaction. As of December 31, 2017, the loan balance was $1,137,500 and the accrued interest was $399,692. On January 18, 2018 the note holder agreed to extend the due date for the repayment of the loan and interest to the earlier of December 31, 2018 or the date for the Ocean Thermal Energy Corporation’s financial closings of its Baha Mar Project (or any other project of $25 million or more), or partial payments will begin as the Company draws upon investment provided by L2 Capital. whichever occurs first. (see note 9)

During 2014, we issued Secured Convertible Promissory Notes (Bonds) totaling $166,800 through September 30, 2014. The bonds carry an interest rate ranging from 7.86% to 9.86% and mature on April 30, 2019 and December 31, 2019. In addition, the bondholders are entitled to convert each $1,200 bond into 1,000 shares of common stock at a price of $1.20 per share. Should our shares trade for 10 consecutive days at $1.80 per share or higher. On August 15, 2017, bonds in the amount of $166,800 and accrued interest of $48,866 were converted to 179,722 shares of common stock at $1.20 per share.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party is due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note is due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. As of December 31, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC Project’s financial closing was delayed causing us to default on the notes. We have accrued the interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the project’s financial closing. As of December 31, 2017, the outstanding loan balance was $300,000. Accrued interest totaled $180,129 as of December 31, 2017 and $113,119 as of December 31, 2016.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. On April 6, 2017, the note holder agreed to extend the maturity date to April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. During the year ended December 31, 2017, we amortized debt discount of $871. As of December 31, 2017, the outstanding loan balance was $50,000. Accrued interest totaled $13,847 as of December 31, 2017 and $12,668 as of December 31, 2016.

On March 12, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the Consolidated Note. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2017, the outstanding loan balance was $394,380 and the accrued but unpaid interest on the Consolidated Note was $70,568.

 On March 12, 2015, the Company assigned the liabilities for unpaid salaries of two of its former officers in the amount of $213,436 to JPF. The assignment was evidenced by a consolidated promissory note dated December 31, 2014. The note does not bear any interest. On December 31, 2016, the $213,436 was reclassified to accrued expenses.

On June 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $25,000 on July 31, 2015, and the remaining $25,000 on August 18, 2015. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share for each $0.01384. On September 8, 2017, JPF elected to convert $50,000 of notes payable and accrued interest of $6,342 into 3,612,596 and 458,198 shares of common stock, respectively.

On November 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.01384. As of December 31, 2017, the outstanding balance was $50,000, plus accrued interest of $6,049.

On February 25, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of December 31, 2017, the outstanding balance was $50,000, plus accrued interest of $5,636

On May 20, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of December 31, 2017, the outstanding balance was $50,000, plus accrued interest of $4,788.

On October 20, 2016, the Company borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of December 31, 2017, the outstanding balance was $12,500, plus accrued interest of $928.

On October 20, 2016, the Company borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384 of As of December 31, 2017, the outstanding balance was $12,500, plus accrued interest of $994.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384. As of June 5, 2017 the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of December 31, 2017, there was no outstanding balance and accrued interest was $904.
.
On December 21, 2016, the Company borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.01384. As of December 31, 2017, the outstanding balance was $25,000, plus accrued interest of $1,563.

On March 9, 2017, an entity owned by our chief executive officer is an officer and director, agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable with 90 days of demand. As of December 31, 2017, the balance of the loan outstanding was $177,000 and the accrued interest was $14,905.

During the third quarter of 2017, the Company launched a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; (iii) and all principal and interest on each Note shall automatically convert on the Conversion Maturity Date into shares of the Company’s common stock at a conversion price of $4.00 per share, as long as the closing share price of the Company’s common stock on the trading day immediately preceding the Conversion Maturity Date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of the Company’s shares on such date is less than $4.00 per share, the Note (principal and interest) will be repaid in full. As of December 31, 2017, the outstanding balance for all four loans was $80,000, plus accrued interest of $2,186.

On November 6, 2017, the Company entered into an agreement with a promissory note with JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, to loan the Company up to $2,000,000. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. As of December 31, 2017, the outstanding balance was $641,568 and the accrued interest was $14,372.

In December 2017, the Company entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors, in the aggregate principal amount of $490,000 as of December 31, 2017. The Notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of capital stock of the Company. The Notes are payable within five business days after receipt of funds from L2 Capital under the Equity Purchase Agreement equal to 20% of the total funds received by the Company from L2 payable on a pro rata basis to all holders of the Notes. The Company may prepay the Notes in whole or in part without penalty or premium on or before the maturity date of July 30, 2019. In connection with the issuance of the Notes, for each Note purchased the Noteholder will receive a warrant exercised as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the Warrants is equal to Eighty-Five Percent (85%) of the closing price of the Company’s common stock on the day immediately preceding the exercise of the relevant Warrant, subject to adjustment as provided in the Warrant. The Warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the Warrant minus the fair market value of shares being surrendered to pay the exercise. As of December 31, 2017, the balance outstanding was $490,000, the accrued interest was $613, and we had issued Warrants to purchase 134,000 shares of common stock. We determined that the warrants had a fair value of $41,044 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable.

The following convertible note and notes payable were outstanding at December 31, 2017:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2017	Discount at December 31 2017	Carrying Amount at December 31, 2017	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	12,272	-	12,272	-	-	12,272	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,137,500	-	1,137,500	1,137,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	90 days after demand	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/2015	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
2/25/2016	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	90 days after demand	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	90 days after demand	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/2016	90 days after demand	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
3/9/2017	90 days after demand	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/2017	7/30/2019	10.00%	No	50,000	50,000	4,340	45,660	-	-	-	45,660
12/20/2017	7/30/2019	10.00%	No	10,000	10,000	620	9,380	-	-	-	9,380
12/21/2017	7/30/2019	10.00%	No	50,000	50,000	4,284	45,716	-	-	-	45,716
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	600	9,400	-	-	-	9,400
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	600	9,400	-	-	-	9,400
12/28/2017	7/30/2019	10.00%	No	250,000	250,000	21,000	229,000	-	-	-	229,000
12/29/2017	7/30/2019	10.00%	No	100,000	100,000	8,960	91,040	-	-	-	91,040
12/29/2017	7/30/2019	10.00%	No	10,000	10,000	640	9,360	-	-	-	9,360
11/6/2017	* See note below	10.00%	No	646,568	641,568	-	641,568	641,568	-	-	-

Totals					$5,048,594	$41,044	$5,007,550	$3,680,448	$-	$639,812	$687,290

* Note - Principle and accrued interest will be due and payable at the earliest of A). resolution of Memphis litigation (see note 9); B). June 30, 2018, or C). when OTE is able to pay

The following convertible notes and notes payable were outstanding at December 31, 2016:
							Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	Original Principal	Principal at December 31, 2016	Discount at December 31, 2016	Carrying Amount at December 31, 2016	Current	Long-Term	Current	Long-Term
02/03/12	02/03/18	10.00%	1,000,000	1,000,000	-	1,000,000	-	1,000,000	-	-
08/15/13	10/31/23	10.00%	525,000	525,000	44,089	480,911	-	45,644	-	435,267
12/31/13	12/31/15	8.00%	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/17	10.00%	2,265,000	1,756,000	-	1,756,000	1,756,000	-	-	-
04/16/14	04/30/19	9.86%	6,000	6,000	-	6,000	-	-	-	6,000
05/09/14	04/30/19	9.86%	50,400	50,400	-	50,400	-	-	-	50,400
05/28/14	04/30/19	9.86%	25,200	25,200	-	25,200	-	-	-	25,200
07/21/14	12/31/19	9.86%	78,000	78,000	-	78,000	-	-	-	78,000
08/18/14	12/31/19	7.86%	7,200	7,200	-	7,200	-	-	-	7,200
12/22/14	03/31/15	12.00%	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	100,000	100,000	-	100,000	-	-	100,000	-
04/07/15	04/17/17	10.00%	50,000	50,000	871	49,129	-	-	49,129	-
Totals			$4,596,800	$ 3,927,800	$44,960	$3,882,840	$1,886,000	$1,045,644	$349,129	$602,067

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum principal payments of notes payable at December 31, 2017:

2018	$4,320,260
2019	570,000
2020	-
2021 and thereafter	158,334
Total	$5,048,594

NOTE 5 – STOCKHOLDERS’ EQUITY

(A)
Common Stock

For the year ended December 31, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to BBNA merger.

For the year ended December 31, 2017, we issued 2,173,517 shares of common stock for services performed with a fair value of $2,388,478.

For the year ended December 31, 2017, we issued 1,714,285 shares of common stock to L2C Capital, LLC with a fair value of $514,286 under the equity purchase agreement (See Note 9).

For the year ended December 31, 2017, we issued 11,250 shares of common stock pursuant to our Private Placement Memorandum with a fair value of $45,000 ($4.00 per share).

As part of the reverse merger on May 9, 2017, 94,343,776 shares of common stock were issued to the shareholders of OTE in exchange for common stock in the merged company.

As a part of our agreement with the Memphis Investors, the Board re-priced 14,792,500 warrants and 100,000 options to $0.00 and exercised the warrants and options and issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562. Per ASC Topic 718, this exchange is treated as a modification. The incremental value of $6,769,562 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification using the Black-Scholes option pricing model was expensed fully when they were exercised.

We used the following assumptions for warrants and options on December 31, 2017:

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

On May 9, 2017, the company issued 536,490 shares of common stock to the former shareholders of TetriDyn Solutions, Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. The company recorded a debit of $1,628,026 to the additional paid in capital as part of the recapitalization.

On June 5, 2017, a note holder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

On June 29, 2017, the Board of Directors approved a stock bonus for the Chief Executive Officer and Sr Financial Advisor of 258,476 and 150,590 shares of common stock, respectively at fair value of $920,399. These shares were issued on November 1, 2017.

On August 3, 2017, we entered into a compensation agreement with our former legal counsel wherein we agreed to pay an outstanding legal bill in the amount of $197,950 by issuance of 65,000 shares covered by a Form S-8 Registration Statement filed with the Securities and Exchange Commission (SEC) on August 25, 2017. The former legal counsel may, at any time and from time to time following the filing of the Form S-8, elect to call for the issuance of shares as payment for the outstanding legal bill. As the shares are sold into the market, the outstanding balance will be reduced. On October 17, 2017, the company issued 65,000 shares of common stock pursuant to the agreement with a fair value of $146,250. As of December 31, 2017, our former legal counsel has sold 704 shares with a total proceeds of $1,133. As of December 31, 2017, the fair value of the 64,296 shares of common stock was $20,575 and $124,542 was recorded as a change in fair value of liability.

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

The Company entered into a settlement agreement to convert outstanding payable balance totaling $180,000 into 360,000 shares of common stock. The shares were recorded at fair value of $556,875. The Company recorded a loss on settlement of debt of $376,875 on settlement date.

On November 8, 2017, Jeremy P. Feakins & Associates LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, elected to convert $50,000 of Series B notes payable into 50,000 shares of common stock at a conversion rate of $1.00. In addition, accrued interest of $16,263 was converted into 16,263 shares of common stock.

Warrants and Options

We used the following assumptions for options during the year ended December 31, 2017:

Expected volatility:	485%
Expected lives:	3 years
Risk-free interest rate:	1.98% - 2.01%
Expected dividend yield:	None

We used the following assumptions for options during the year ended December 31, 2016:

Expected volatility:	61%
Expected lives:	Less than 1 Year
Risk-free interest rate:	0.62%
Expected dividend yield:	None

During 2012, we issued warrants to purchase 1,075,000 shares of common stock in conjunction with Series A notes payable that are exercisable at a price of $3.00 per share and expire on March 31, 2017. The warrants were fully exercised at $0.00 upon Board of Directors approval during the year ended December 31, 2017.
.
During 2013, we issued warrants to purchase 105,000 shares of common stock in conjunction with Series B notes payable that are exercisable at a price to be determined pursuant to a specified formula (see Note 5). Effective July 21, 2014, the Company was approved for listing on the GXG Markets First Quote platform with an $0.85 per share price, establishing a price of $0.68 per share for the warrants and making them all exercisable. The warrants were fully exercised at $0.00 upon Board of Directors approval during the year ended December 31, 2017.

During 2013, we issued warrants to purchase 300,000 shares of common stock, with an exercise price equal to the greater of a 50% discount off of the stock price at our initial public offering of shares in conjunction with a note payable to an entity owned by our chief executive officer in the amount of $100,000. Effective July 21, 2014, the Company was approved for listing on the GXG Markets First Quote platform with an $0.85 per share price, establishing a price of $0.425 per share for the warrants and making them all exercisable. The warrants were fully exercised at $0.00 upon Board of Directors approval during the year ended December 31, 2017

As part of the merger with BBNA, we assumed outstanding warrants to purchase 10,000,000 shares of common stock. These warrants are grouped into five tranches of 2,000,000 shares. The pricing for each tranche is as follows: Series A and Series B are $0.50 per share; Series C is $0.75 per share; Series D is $1.00 per share; and Series E is $1.25 per share. These warrants expire on December 31, 2018. During 2014, 5,786,635 of these warrants were exercised and 1,157,989 were exercised during 2015. In addition, we repriced the Series D warrants to $0.75 per share and Series E warrants to $0.50 per share. 998,079 were exercised during the year ended December 31, 2017.

During 2014, we issued warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount off of the stock price at our initial public offering of shares in conjunction with a note payable to an entity owned by our chief executive officer in the amount of $2,265,000 (see Note 5). Effective July 21, 2014, the Company was approved for listing on the GXG Markets First Quote platform with an $0.85 per share price., establishing a price of $0.425 per share for the warrants and making them all exercisable. On April 4, 2016, the note holder agreed to amend the note to extend the due date of the note to December 31, 2017. We did not modify the terms of the warrants. The warrants were fully exercised at $0.00 upon Board of Directors approval during the year ended December 31, 2017

During 2014, we issued warrants to purchase 300,000 shares of common stock, with an exercise price of $1.00 per share, in conjunction with notes payable to individuals, including a related party, in the amount of $300,000. These warrants expire on December 31, 2018. The warrants were fully exercised at $0.00 upon Board of Directors approval during the year ended December 31, 2017 (see Note 4).

On July 28, 2015, we issued warrants to purchase 4,480,000 shares of common stock with an exercise price of $0.25 per share in conjunction with the loan agreement with a private venture fund, which is a related party, to provide us up to $1,000,000 in working capital. The warrants expire on April 30, 2016. We calculated the fair value of the warrant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.32%; and an expected life of one year (see Notes 6 and 9). On March 15, 2016, the note holder agreed to amend the note to increase the working capital loan to up to $2,000,000 and extend the date of repayment to the earlier of: (i) the first anniversary of the date of issuance; (ii) the completion by us of equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or (iii) the financial closing of the Baha Mar project, and we agreed to increase the warrant to up to 8,000,000 shares and extend the expiration date to December 31, 2016. On August 31, 2016, the note holder exercised a warrant to purchase 8,000,000 shares of common stock with an exercise price of $0.25 in lieu of repayment of $2,000,000 of note payable. The note holder also converted $171,824 of accrued interest into 687,291 shares of common stock with a fair value of $584,198 ($0.85 per share). The total conversion was 8,687,291 shares for $2,584,198.

The following table summarizes all warrants outstanding and exercisable for the years ended December 31, 2017 and 2016:

Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	22,227,876	$0.64
Granted	3,520,000	$0.25
Exercised	(9,835,666)	$0.31
Forfeited	-	-
Balance at December 31, 2016	15,912,210	$0.76
Granted	134,000	*
Exercised	(998,079)	$0.75
Exercised (re-priced to $0.00)	(14,692,500)	$0.00
Forfeited	(221,631)
Balance at December 31, 2017	134,000	$0.27
Exercisable December 31, 2017	134,000	$0.27
*Discount of 15% of CPWR closing price on OTCQB the day before the warrant is exercised.

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $6,432 for such day.

On, January 1, 2015, we issued to our vice president shareholder relations three-year options to purchase an aggregate of 100,000 shares of common stock at $0.75 per share. The options vest in four segments of 25,000 shares per quarter commencing on: March 31, 2015; June 30, 2015; September 30, 2015, and December 31, 2015. The options expire on January 1, 2018. We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.25%; and an expected life of one year. The fair value of the options was $22,440 or $0.2244 per option. These options were fully exercised at $0.00 upon BOD approval during the year ended December 31, 2017.

The following table summarizes all options outstanding and exercisable for the years ended December 31, 2017 and 2016:

	Number of	Weighted Average
	Options	Exercise Price
Balance at December 31, 2015	100,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2016	100,000	$0.75
Granted	-
Exercised	(100,000)	$0.75
Forfeited	-
Balance at December 31, 2017	-
Exercisable December 31, 2017	-

NOTE 6 – INCOME TAX

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to the income before provision for income taxes is as follows:

	For the Years Ended December 31
	2017	2016
Statutory rate applied to loss before income taxes	$(5,903,355)	$(2,479,492)
Increase (decrease) in income taxes results from:
Nondeductible permanent differences	4,446,014	1,251,476
Change in tax rate estimates	3,566,781	-
Change in valuation allowance	(2,109,440)	1,228,016
Income tax expense (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
Deferred tax assets	2017	2016
Depreciation and impairment	$2,100,958	$2,931,956
Operating loss carryforwards	6,705,907	7,984,349
Gross deferred tax assets	8,806,865	10,916,305
Valuation allowance	(8,806,865)	(10,916,305)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $23,200,000. This loss is allowed to be offset against future income. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2017. The change in the valuation allowance for the years ended December 31, 2017 and 2016 was an increase (decrease) of ($2,109,440) and $1,228,016, respectively.

Internal Revenue Code Section 382 imposes limitations on the availability of a company’s net operating losses after certain ownership changes occur. The Section 382 limitation is based upon certain conclusions pertaining to the dates of ownership changes and the value of the company on the dates of the ownership changes. It was determined that an ownership change occurred. The amount of our net operating losses incurred prior to the ownership change is limited based on the value of the Company on the date of the ownership change. Management has not determined the amount of net operating losses generated prior to the ownership change available to offset taxable income subsequent to the ownership change.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

On January 1, 2011, we entered into a five-year employment agreement with an individual to serve as our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, the chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and Company-paid health insurance. The agreement also provides for bonuses equal to one times annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. The chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years.

On June 29, 2017, the Board of Directors approved extending the employment agreements for the chief executive officer and the senior financial advisor for an additional five (5) years. The salary and other compensation shall be increased to account for inflation since the original employment agreements were executed and became effective June 30, 2017.

On June 29, 2017, the Board of Directors approved a stock bonus for the Chief Executive Officer and Sr Financial Advisor of 258,476 and 150,590 shares of common stock, respectively at fair value of $920,399. These shares were issued on November 1, 2017.

The Company entered into a settlement agreement to convert outstanding payable balance in the amount of $180,000 into 360,000 share at $0.50 per share. These shares were recorded at fair value of $556,875. The company recorded a loss on settlement of debt of $376,875 on settlement date.

During the year ended December 31, 2017, we issued 3,887,802 shares of common stock to consultants for services and commitment fee with fair value of $2,902,764.

On December 11, 2017, the Company entered into an equity purchase agreement with L2 Capital, LLC for up to $15,000,000. On January 5, 2018, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Form S-1 Registration Statement approved the Securities and Exchange Commission (SEC) and effective on January 29, 2018. As of the date of this filing, no “put” options were exercised.

Contingencies

On June 29, 2015, with the Baha Mar resort an estimated 95% complete, Baha Mar Ltd., the developer of the resort, filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in Wilmington, Delaware. Baha Mar Ltd. is the entity with which our subsidiary entered into the Energy Services Agreement to build a SWAC system. The underlying cause of the filing was a commercial dispute between Baha Mar Ltd. and its construction company. Neither we nor our construction company is a party to the proceeding. At an early stage of the proceedings, the U.S. Bankruptcy Court in Wilmington, Delaware dismissed the action on September 15, 2015, agreeing with the Bahamas Supreme Court in finding that the case should properly be decided in Bahamian courts.

The case is proceeding in the Bahamas Supreme Court with the September 2015 appointment of provisional liquidators (Bahamas-based KRyS Global and UK-based AlixPartners) for the specific purpose of preserving the assets of the unfinished resort pending a resolution of the dispute. In November 2015, the Bahamas Supreme Court named Deloitte & Touche LLP as a receiver to Baha Mar Ltd. at the request of the Export-Import Bank of China, which is a primary creditor having made a $2.45 billion loan to Baha Mar Ltd. in 2010. In March 2016, the receiver engaged Colliers International, an international real estate firm, to actively market the resort to a new owner.

The June 2015 bankruptcy of the developer constituted an event of default under the Energy Services Agreement, but we have elected not to assert that default in favor of attempting to pursue the project. Under the terms of our Energy Services Agreement, in the event of default of the developer, we have the right to recover damages, including the amount invested in the project ($7.9 million at December 31, 2015), plus any fees earned at the time of breach and other direct damages, limited in aggregate amount to $25.0 million. The Energy Services Agreement is binding on any successor developer that takes over the development and finished construction.

We believe that even though bankruptcy courts have substantial powers to void contracts, the Energy Services Agreement is likely to survive (either in full effect or with limited modifications) due to the energy requirements of the project, but there can be no guarantee that we will realize any future benefits from the project.

Our Baha Mar project will be delayed until the new owner takes control of the resort and our ESA contract is either terminated or assumed by the new ownership. According to Bahamas prime minister Perry Christie, the Bahamas' long-delayed Baha Mar Resort will open under the ownership of Hong Kong-based Chow Tai Fook Enterprises (CTFE), whose companies include luxury-hotel operator Rosewood Hotels.

We have elected not to intervene in the Bahamas proceeding, which we believe is in the nature of an equitable proceeding to preserve the project and seek to reorganize so that the project can be completed rather than liquidated. Our strategy is based on our conclusion that the completion of the resort by any new owner will require it to address the lack of capacity of the current electrical grid to provide air conditioning through conventional means and the projected energy cost savings derived from our SWAC system as compared to conventional electricity at prevailing rates, even if its lack of reliability in the Bahamas is discounted. By relying on this strategy, we believe we are avoiding significant legal representation costs. Further, we believe that we would have no legal position to differentiate us from other unsecured creditors with an aggregate of about $2.0 billion in claims.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

In early 2016, three Principals from a family office based in Memphis, Tennessee contacted us about investing in Ocean Thermal Energy Corporation. After conducting extensive due diligence on our Company and its technology, prospects, Officers, and Directors, the investors presented us with a Term Sheet to invest $42.4 million in our Company. The Investors insisted on exclusivity, which prevented us from continuing our fundraising efforts. The Investors also insisted on confidentiality, preventing us from communicating their offer until closing. We, along with our lawyers, engaged in our own due diligence on the Investors, and found that the Investors were known in the Memphis community as having substantial net worths, and good reputations in the financial industry. The point person for the Investors is a Certified Financial Planner as well as a licensed broker and investment advisor. Based on our due diligence, we were comfortable and excited to move forward with these Investors.

Despite the Investors’ promises, the Investors did not live up to their commitment and did not fund our Company as promised. In February of 2017, we instructed our attorneys to pursue the matter through the Courts and to seek significant damages from all potentially responsible parties. On May 16, 2017, we filed a civil suit in the United States District Court in the Western District of Tennessee.

On March 12, 2018, the Company reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement requires the defendants to make a payment of $1,075,000 within 30 days and each side to pay its own legal costs.

NOTE 8 – RELATED-PARTY TRANSACTIONS

For the year ended December 31, 2017, we paid rent of $95,000 to a company controlled by our chief executive officer under an operating lease agreement.

On February 16, 2017, the due date of the Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer note payable in the amount of $2,265,000 issued on January 31, 2015, was extended to December 31, 2018. On August 15, 2017, $618,500 of the note payable was converted into 618,500 shares of common stock. In addition, they converted accrued interest in the amount of $207,731 for 207,731 shares of common stock. The remaining balance on the note payable as of December 31, 2017 is $1,137,500 and the accrued interest is $399,692.

On March 6, 2018, the due date of the related party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to December 31, 2018.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding on December 31, 2017, is $177,000.

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

On November 6, 2017, the Company entered into an agreement with a promissory note with JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, to loan the Company up to $2,000,000. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. As of December 31, 2017, the outstanding balance was $641,568 and the accrued interest was $14,372.

On November 8, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $16,263 for 16,263 shares

As part of the merger between Ocean Thermal Energy Corporation and TetriDyn Solutions, Inc. (“TDYS”) on May 8, 2017, the Company assumed the loans made to “TDYS” by JPF Venture Group, Inc., an investment entity that is majority owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. As of December 31, 2017, the outstanding balance of all loans was $581,880.

NOTE 9 – SUBSEQUENT EVENTS

On December 11, 2017, the Company entered into an equity purchase agreement with L2 Capital, LLC for up to $15,000,000. We issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Form S-1 Registration Statement approved the Securities and Exchange Commission (SEC) and effective on January 29, 2018. As of the date of this filing, no “put” options were exercised.

On December 28, 2017, we entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors. See Note 5 – Convertible Notes Payable and Notes Payable. Subsequent to December 31, 2017, the company has raised an additional $444,156 and issued Warrants to purchase an additional 114,500 shares of common stock for a total of 248,500 shares. On January 16, 2018, 28,000 warrants were exercised at an average value of $0.2805 per share for a total of $7,854. On February 27, 2018, 2,000 warrants were exercised at an average value of $0.1785 per share for a total of $357.

On February 15, 2018, the Company entered into an agreement with L2 Capital, LLC (L2), a Kansas limited liability company, for a loan of up to $565,555, together with interest at the rate of eight percent (8%) per annum (with the understanding that the initial six months of such interest of each tranche funded shall be guaranteed), at maturity or upon acceleration or otherwise, as set forth herein (the “Note”). The consideration to the Company for this Note is up to $500,000 due to the prorated original issuance discount of up to $55,555 (the “OID”) and a $10,000 credit for L2’s transactional expenses. L2 shall pay $100,000 of the Consideration (the “First Tranche”) within a reasonable amount of time of the full execution of the transactional documents related to this Note. At the closing of the First Tranche, the outstanding principal amount under this Note shall be $121,111, consisting of the First Tranche plus the prorated portion of the OID (as defined herein) and a $10,000 credit for L2’s transaction fees. As of the date of this filing, The Company has received two tranches totaling $204,444, which were allocated as follows: Original Issuance Discount - $19,444; L2’s Transaction Fee - $10,000; Broker-Dealer’s Fee - $14,000; Net Proceeds to Company - $161,000.

The Note dated February 16, 2017 to Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer was reduced by $15,000 for the payment of principal on January 4, 2018, reducing the outstanding balance to $1,122,500.

In late 2016, we entered into a binding agreement with an investor group from Memphis, Tennessee to invest a substantial amount of capital into our company (the “Memphis Investors”). As part of the agreement, we were restricted from making changes to our capital structure and, consequently, suffered significant financial damages when the investors did not honor their commitment and defaulted on the agreement. On May 16, 2017, we filed a civil suit in the United States District Court in the Western District of Tennessee. On March 12, 2018, the Company reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement requires the defendants to make a payment of $1,075,000 within 30 days and each side to pay its own legal costs.

Exhibit Index

Exhibit Number*	Title of Document	Location
3.1	Articles of Incorporation of TetriDyn Solutions, Inc. dated May 15, 2006	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.2	By-laws	Incorporated by reference from the current report on Form 8-K filed June 7, 2006.
3.3	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.
3.4	Certificate of Amendment to Articles of Incorporation, dated May 8, 2017	Incorporated by reference from the current report on Form 8-K filed May 12, 2017.
4.1	Specimen stock certificate	Incorporated by reference from the registration statement on Form S-8 August 25, 2017.
10.7	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.
10.19	Investment Agreement between and among TetriDyn Solutions, Inc., Antoinette Knapp Hempstead, on behalf of herself and the estate of her late husband, David W. Hempstead, and JPF Venture Group, Inc.	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.
10.20	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 12, 2015	Incorporated by reference from the current report on Form 8-K filed June 8, 2015.
10.22	Amendment to March 12, 2015 Merger Agreement	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2 2015.
10.23	Promissory Note dated June 23, 2015	Incorporated by reference from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed October 2 2015.
10.24	Agreement to Terminate Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation	Incorporated by reference from the current report on Form 8-K filed December 10, 2015.
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the current report on Form 8-K filed March 1, 2016.
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016.
10.27	Summary of Compensatory Arrangements with Directors and Named Executive Officers	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016.
10.28	Asset Purchase Agreement between TetriDyn Solutions, Inc. and JPF Venture Group, Inc. dated December 8, 2016	Incorporated by reference from the current report on Form 8-K filed December 12, 2016.
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the current report on Form 8-K filed October 20, 2016.
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the current report on Form 8-K filed May 24, 2016.
10.31	Amendment to Convertible Promissory Notes, dated February 24, 2017	Incorporated by reference from the current report on Form 8-K filed March 2, 2017.
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation, dated March 1, 2017	Incorporated by reference from the current report on Form 8-K filed March 10, 2017.
10.33	Equity Purchase Agreement, dated December 18, 2017	Incorporated by reference from the current report on Form 8-K filed December 21, 2017.
10.34	Registration Rights Agreement, dated December 18, 2017	Incorporated by reference from the current report on Form 8-K filed December 21, 2017.
10.35	Common Stock Purchase Warrant, dated December 18, 2017	Incorporated by reference from the current report on Form 8-K filed December 21, 2017.
10.36	Note and Warrant Purchase Agreement, dated December 28, 2017	Incorporated by reference from the current report on Form 8-K filed January 3, 2018.
10.37	Form of Unsecured Promissory Note	Incorporated by reference from the current report on Form 8-K filed January 3, 2018.
10.38	Form of Common Stock Purchase Warrant	Incorporated by reference from the current report on Form 8-K filed January 3, 2018.
14.1	TetriDyn Solutions, Inc., Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007.
21.1	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2010, filed April 13, 2011.
23.1	Consent of Liggett & Webb, P.A.	Filed herewith.
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION
Dated: April 2, 2018	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 2, 2018
Jeremy P. Feakins

/s/ Peter Wolfson	Director	April 2, 2018
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	April 2, 2018
Antoinette K. Hempstead

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