Form 10-Q
period 2018-03-31
Ocean Thermal Energy Corp
filed 2018-05-14
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2018, issuer had 122,764,904 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$141,940	$425,015
Prepaid expenses	25,000	25,000
Total Current Assets	166,940	450,015

Property and Equipment
Property and equipment, net	1,183	1,352
Assets under construction	915,139	892,639
Property and Equipment, net	916,322	893,991

Total Assets	$1,083,262	$1,344,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$6,912,814	$6,846,010
Notes payable - related party, net of debt discount	3,555,448	3,592,948
Notes payable, net of debt discount	588,260	87,500
Convertible notes payable -related party- net of debt discount	87,500	589,812
Convertible note payable, net of debt discount	219,303	50,000
Total Current Liabilities	11,363,325	11,166,270

Notes payable, net of debt discount	1,036,974	607,290
Convertible note payable, net of debt discount	80,000	80,000
Total Liabilities	12,480,299	11,853,560

Commitments and contingencies (See Note 10)

Stockholders' deficiency
Preferred Stock, $0.001 par value; 20,000,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized,
122,762,904 and 122,642,247 shares issued and outstanding, respectively	122,763	122,642
Additional paid-in capital	57,135,228	57,071,022
Accumulated deficit	(68,655,028)	(67,703,218)
Total Stockholders' Deficiency	(11,397,037)	(10,509,554)

Total Liabilities and Stockholders' Deficiency	$1,083,262	$1,344,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
(Unaudited)

	2018	2017
Operating Expenses
Salaries and wages	$329,989	$257,488
Professional fees	207,237	352,796
General and administrative	226,988	78,346
Warrant Expense	-	6,769,562
Total Operating Expenses	764,214	7,458,192

Loss from Operations	(764,214)	(7,458,192)

Other Expenses
Interest Expense	(161,315)	(104,993)
Amortization of debt discount	(26,281)	(2,524)
Total Other expense	(187,596)	(107,517)

Loss Before Income Taxes	(951,810)	(7,565,709)

Provision for Income Taxes	-	-

Net Loss	$(951,810)	$(7,565,709)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	122,678,291	104,848,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
(Unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(951,810)	$(7,565,709)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	169	503
Stock issued for services	23,666	244,800
Warrant Expense	-	6,769,562
Amortization of debt discount	26,281	2,524
Changes in assets and liabilities:
Prepaid expenses	-	6,703
Accounts payable & accrued expenses	66,804	210,236
Net Cash Used In Operating Activities	(834,890)	(331,381)

Cash Flow From Investing Activities:
Assets under construction	(22,500)	(22,853)
Due from related party	-	(34,773)
Net Cash Used In Investing Activities	(22,500)	(57,626)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(37,500)	(25,000)
Repayment of notes payable	(1,552)	200,000
Proceeds from exercise of warrants	8,211	409,625
Proceeds from note payable	444,156	-
Proceeds from convertible note payable	161,000	-
Repayment of amount due to related party	-	(36,822)
Net Cash Provided by Financing Activities	574,315	547,803

Net increase (decrease) in cash and cash equivalents	(283,075)	158,796
Cash and cash equivalents at beginning of year	425,015	7,495
Cash and Cash Equivalents at End of Period	$141,940	$166,291

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,736	$2,640
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$32,450	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)
AND SUBSIDIARIES

Notes to Condensed Consolidated March 31, 2018 Financial Statements
(Unaudited)

Note 1: Source of Business and Basis of Presentation

Ocean Thermal Energy Corporation (“Ocean Thermal,” the “Company,” “we,” and “us”) is currently in the businesses of:

●
OTEC and SWAC - Designing Ocean Thermal Energy Conversion (“OTEC”) power plants and Seawater Air Conditioning (“SWAC”) plants for large commercial properties, utilities and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for the communities served by its plants for use in agriculture and human consumption. This cold deep nutrient-rich water can also be used to cool buildings (SWAC) and for fish farming/ aquaculture. In short, it’s a technology with many benefits, and its versatility makes OTEC unique.

●
EcoVillages - Developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically and ecologically sustainable. EcoVillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages of up to 2,000 individuals that will be formed as networks of smaller sub-communities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups.

We expect to use OTE’s technology in the development of our EcoVillages, which we should add significant value to our existing line of business.

On May 25, 2017, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to change the trading symbol for the Company’s common stock to “CPWR” from “TDYS.” The Company’s common stock began formally trading under the symbol “CPWR” on June 21, 2017.

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of Tetridyn Solutions, Inc. with Ocean Thermal Energy Corporation. as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the Company. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholder of OTE in conjunction with the share exchange transaction has been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from May 9, 2017 through December 31, 2017. The Company’s accounting year end is December 31, which was the year end of Ocean Thermal Energy Corporation.

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our Audit Report and the 10-K filing on April 2, 2018.

 Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $951,810 and used $834,890 of cash in operating activities for the three months ended March 31, 2018. We had a working capital deficiency of $11,196,385 and a stockholders’ deficiency of $11,397,037 as of March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our project development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

No income tax expense was recognized for the three-month periods ended March 31, 2018 and 2017, due to net losses being incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2017, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the three months ended March 31, 2018.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at March 31, 2018 and December 31, 2017, due to the relatively short-term nature of these instruments.

Note 5: Net Loss per Common Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 220,500 and 303,320 shares issuable upon the exercise of warrants and options and 7,567,438 and 205,667 shares issuable upon the conversion of the green energy bonds and convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended March 31, 2018 and 2017, respectively

Note 6: Recent Accounting Pronouncements

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

Reportable business segment information for the years ended March 31, 2018, and March 31, 2017, is as follows:

	March 31, 2018
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	$168,123	$750,237	$-	$164,902	$1,083,262
Net Loss	$(951,810)	$-	$-	$-	$(951,810)
Property and equipment	$1,183	$-	$-	$-	$1,183
Capitalized construction in process	$-	$750,237	$-	$164,902	$915,139
Depreciation	$169	$-	$-	$-	$169
Addtions to Property and equipment	$-	$22,500	$-	$-	$22,500

	March 31, 2017
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	$226,773	$820,140	$-	$48,998	$1,095,911
Net Loss	$(7,565,709)	$-	$-	$-	$(7,565,709)
Property and equipment	$1,863	$-	$-	$-	$1,863
Capitalized construction in process	$-	$820,140	$-	$48,998	$869,138
Depreciation	$503	$-	$-	$-	$503
Addtions to Property and equipment	$-	$22,853	$-	$-	$22,853

For the period ended March 31, 2018, the U.S. territories are comprised of the U.S. Virgin Islands project (approx. $750,000) and the Guam project (approx. $165,000). Other territories are comprised of the Cayman Islands project; however during the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction was considered to be impaired due to the uncertainty of the project and were written off. There were no additions or write offs to assets under construction in the first quarter of 2018.

Note 8: Convertible notes and notes payable

On December 12, 2006, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA -#180” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $14,974. The interest rate is 6.25% and the maturity date was January 5, 2013. The loan principal was $10,720 with accrued interest of $0.00 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA - #273” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $94,480. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,140 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO I - #274” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $4,953 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO II - #275” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $5,894 as of March 31, 2018. This note is in default.

On December 1, 2007, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Eastern Idaho Development Corporation, This is referred as the “EIDC ” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $85,821. The interest rate is 7% and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $34,825 as of March 31, 2018. This note is in default.

On September 25, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Pocatello Development Authority. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $50,000. The interest rate is 5% and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $18,830 as of March 31, 2018. This note is in default.

On March 12, 2015, the Company exchanged convertible notes issued in 2010, 2011, and 2012, payable to its officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of the Company’s common stock as of the date of the issuance. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the Consolidated Note. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of March 31, 2018, the outstanding loan balance was $394,380 and the accrued but unpaid interest on the Consolidated Note was $76,935.

On November 23, 2015, the Company borrowed $50,000 from JPF pursuant to a promissory note. The Company received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of the Company’s common stock at the rate of one share each for $0.03 of principal amount of the note. As of March 31, 2018, the outstanding balance was $50,000, plus accrued interest of $6,799.

On February 25, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2018, the outstanding balance was $50,000, plus accrued interest of $6,386

On May 20, 2016, the Company borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2018, the outstanding balance was $50,000, plus accrued interest of $5,538.

On October 20, 2016, the Company borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017 the Company completed an amendment with JPF to eliminate the conversion feature of the note. As of March 31, 2018, the outstanding balance was $12,500, plus accrued interest of $1,116.

On October 20, 2016, the Company borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of March 31, 2018, the outstanding balance was $12,500, plus accrued interest of $1,125.

On October 20, 2016, the Company borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of June 5, 2017 the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of March 31, 2018, there was an outstanding balance of accrued interest of $904.

On December 21, 2016, the Company borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. As of March 31, 2018,, the outstanding balance was $25,000, plus accrued interest of $1,937.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On March 6, 2018, the note holder agreed to amend the note to extend the due date of the note to December 31, 2018. As of March 31, 2018, the outstanding balance was $1,000,000, plus accrued interest of $560,559.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. The warrants have an expiration date of September 30, 2023. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. On December 31, 2016, the accrued interest was $168,934. During 2015, one of the original note holders transferred its ownership of the note in the amount of $50,000 to Jeremy P. Feakins & Associates LLC through the JPF Venture Fund 1, LP. On August 15, 2017, loans in the amount of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by the Board of Directors. The shares were recorded at fair value of $1,165,892. The Company recorded a loss on settlement of debt of $728,328 on conversion date. As of March 31, 2018,, the loan balance was $158,334 and the accrued interest was $72,852.

During the third quarter of 2017, the Company commenced a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; (iii) and all principal and interest on each Note shall automatically convert on the Conversion Maturity Date into shares of the Company’s common stock at a conversion price of $4.00 per share, as long as the closing share price of the Company’s common stock on the trading day immediately preceding the Conversion Maturity Date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of the Company’s shares on such date is less than $4.00 per share, the Note (principal and interest) will be repaid in full. As of March 31, 2018, the outstanding balance for all four loans was $80,000, plus accrued interest of $3,370.

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger with Broad Band Network Associates. The note is unsecured and due the earlier of December 31, 2015, or upon our receiving $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2014, we paid $100,000 and during 2015, we paid $60,000, leaving a balance of $130,000. Accrued interest totaled $42,913 at March 31, 2018. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity owned by our chief executive officer, together our principal stockholders. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. As of December 31, 2015, principal of $152,500 has been repaid and principal of $351,500 has been converted into 468,667 shares of common stock, leaving a note balance of $1,761,000. During 2016, a principal payment of $5,000 was made leaving a note balance of $1,756,000 at December 31, 2016. On December 31, 2016, the accrued interest was $453,093. On January 18, 2018, the note holder agreed to extend the due date for the repayment of the loan and interest to the earlier of December 31, 2018, or the date of the financial closings of its Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, loans in the amount of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by the Board of Directors. The conversion was recorded at historical cost due to the related party nature of the transaction. For the three months ended March 31, 2018, we made a repayment of note payable in the amount of $35,000. As of March 31, 2018, the loan balance was $1,102,500 and the accrued interest was $427,599.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. As part of our agreement with the Memphis Investors, the Board repriced the warrants to $0.00 and exercised the warrants and issued shares of common stock. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party is due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note is due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. As of December 31, 2016, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC Project’s financial closing was delayed causing us to default on the notes. We have accrued the interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the project’s financial closing. Accrued interest totaled $196,629 as of March 31, 2018.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. On April 6, 2018, the note holder agreed to extend the maturity date to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. During the three months, we amortized $871 of debt discount. Accrued interest totaled $15,097 as of March 31, 2018.

On March 9, 2017, an entity owned by our chief executive officer is an officer and director, agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable with 90 days of demand. On March 31, 2018, the balance of the loan outstanding was $177,000 and the accrued interest as of that date was $19,330.

During the third quarter of 2017, the Company commenced a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; (iii) and all principal and interest on each Note shall automatically convert on the Conversion Maturity Date into shares of the Company’s common stock at a conversion price of $4.00 per share, as long as the closing share price of the Company’s common stock on the trading day immediately preceding the Conversion Maturity Date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of the Company’s shares on such date is less than $4.00 per share, the Note (principal and interest) will be repaid in full. As of March 31, 2018, the outstanding balance for all four loans was $80,000, plus accrued interest of $3,370.

On November 6, 2017, the Company entered into an agreement with a promissory note with JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, to loan the Company up to $2,000,000. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. For the three months ended March 31, 2018, we made a repayment of note payable in the amount of $2,500. As of March 31, 2018, the outstanding balance was $639,068 and the accrued interest was $32,852.

 In December 2017, the Company entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors, in the aggregate principal amount of $924,156 as of March 31, 2018. The Notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of capital stock of the Company. The Notes are payable within five business days after receipt of funds from L2 Capital under the Equity Purchase Agreement equal to 20% of the total funds received by the Company from L2 Capital payable on a pro rata basis to all holders of the Notes. The Company may prepay the Notes in whole or in part without penalty or premium on or before the maturity date of July 30, 2019. In connection with the issuance of the Notes, for each Note purchased the Noteholder will receive a warrant exercised as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the Warrants is equal to Eighty-Five Percent (85%) of the closing price of the Company’s common stock on the day immediately preceding the exercise of the relevant Warrant, subject to adjustment as provided in the Warrant. The Warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the Warrant minus the fair market value of shares being surrendered to pay the exercise. As of March 31, 2018 and December 31, 2017, the balance outstanding was $934,156 and $490,000 respectively. As of March 31, 2018 and December 31, 2017, the accrued interest was $20,340 and $613, respectively. As of March 31, 2018 and December 31, 2017, we had issued Warrants to purchase 116,500 and 134,000 shares of common stock, respectively. As of March 31, 2018 and December 31, 2017, we determined that the warrants had a fair value of $32,450 and $41,044, respectively based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of March 31, 2018, 30,000 warrants have been exercised (see Note 9) and the debt discount related to the exercised warrants have been fully expensed. For the three months ended March 31, 2018, we amortized $17,978 of debt discount.

On February 15, 2018, the Company entered into an agreement with L2 Capital, LLC, a Kansas limited liability company (“L2”), for a loan of up to $565,555, together with interest at the rate of eight percent (8%) per annum (with the understanding that the initial six months of such interest of each tranche funded shall be guaranteed), at maturity or upon acceleration or otherwise, as set forth herein (the “L2 Note”). The consideration to the Company for the L2 Note is up to $500,000.00 due to the prorated original issuance discount of up to $55,555 (the “OID”) and a $10,000.00 credit for L2’s transactional expenses. As of the March 31, 2018, we have received two tranches totaling $204,444, which were allocated as follows: Original Issuance Discount - $19,444; L2’s Transaction Fee - $10,000; Broker-Dealer’s Fee - $14,000; Net Proceeds to Company - $161,000. The debt discount is amortized over the life of the L2 Note. For the three months ended March 31, 2018, we amortized $8,303 of debt discount.

The following convertible note and notes payable were outstanding at March 31, 2018:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at March 31, 2018	Discount at March 31 2018	Carrying Amount at March 31, 2018	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	10,720	-	10,720	-	-	10,720	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	90 days after demand	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/2015	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
2/25/2016	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	90 days after demand	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	90 days after demand	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	90 days after demand	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/2016	90 days after demand	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
3/9/2017	90 days after demand	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/2017	7/30/2019	10.00%	No	50,000	50,000	3,593	46,407	-	-	-	46,407
12/20/2017	7/30/2019	10.00%	No	10,000	10,000	513	9,487	-	-	-	9,487
12/21/2017	7/30/2019	10.00%	No	50,000	50,000	3,570	46,430	-	-	-	46,430
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	503	9,497	-	-	-	9,497
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	503	9,497	-	-	-	9,497
12/28/2017	7/30/2019	10.00%	No	250,000	250,000	17,627	232,373	-	-	-	232,373
12/29/2017	7/30/2019	10.00%	No	100,000	100,000	7,534	92,466	-	-	-	92,466
12/29/2017	7/30/2019	10.00%	No	10,000	10,000	538	9,462	-	-	-	9,462
11/6/2017	* See note below	10.00%	No	646,568	639,068	-	639,068	639,068	-	-	-
1/2/2018	7/30/2019	10.00%	No	25,000	25,000	1,490	23,510	-	-	-	23,510
1/2/2018	7/30/2019	10.00%	No	20,000	20,000	1,143	18,857	-	-	-	18,857
1/9/2018	7/30/2019	10.00%	No	50,000	50,000	-	50,000	-	-	-	50,000
1/9/2018	7/30/2019	10.00%	No	50,000	50,000	-	50,000	-	-	-	50,000
1/11/2018	7/30/2019	10.00%	No	10,000	10,000	464	9,536	-	-	-	9,536
1/12/2018	7/30/2019	10.00%	No	10,000	10,000	465	9,535	-	-	-	9,535
1/16/2018	7/30/2019	10.00%	No	50,000	50,000	3,283	46,717	-	-	-	46,717
1/16/2018	7/30/2019	10.00%	No	10,000	10,000	464	9,536	-	-	-	9,536
1/16/2018	7/30/2019	10.00%	No	20,000	20,000	1,389	18,611	-	-	-	18,611
1/30/2018	7/30/2019	10.00%	No	25,000	25,000	3,000	22,000	-	-	-	22,000
2/14/2018	7/30/2019	10.00%	No	50,000	50,000	3,286	46,714	-	-	-	46,714
2/16/2018	7/30/2019	10.00%	No	19,156	19,156	1,213	17,943	-	-	-	17,943
2/19/2018	8/19/2018	8.00%	No	121,111	121,111	22,678	98,433	-	-	98,433	-
2/23/2018	7/30/2019	10.00%	No	10,000	10,000	428	9,572	-	-	-	9,572
2/27/2018	7/30/2019	10.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
2/28/2018	7/30/2019	10.00%	No	50,000	50,000	2,924	47,076	-	-	-	47,076
3/7/2018	9/7/2018	8.00%	No	83,333	83,333	12,463	70,870	-	-	70,870	-
3/9/2018	7/30/2019	10.00%	No	25,000	25,000	1,167	23,833	-	-	-	23,833
3/30/2018	7/30/2019	10.00%	No	10,000	10,000	419	9,581	-	-	-	9,581

Totals				$7,510,718	$5,658,142	$90,657	$5,567,485	$3,642,948	$-	$807,563	$1,116,974

* Note - Principle and accrued interest will be due and payable at the earliest of A). resolution of Memphsis litigation; B). June 30, 2018, or C). when OTE is able to pay

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

* Note - Principle and accrued interest will be due and payable at the earliest of A). resolution of Memphsis litigation; B). June 30, 2018, or C). when OTE is able to pay

Note 9: Stockholders’ Equity

Common Stock

For the three months ended March 31, 2018, we issued 90,657 shares of common stock for services performed with a fair value of $23,666.

On January 19, 2018, two note holders elected to convert 28,000 warrants into 28,000 shares of common stock for a value of $7,854 $0.2805 per share). We received this value in cash.

 On February 26, 2018, a note holder elected to convert 2,000 warrants into 2,000 shares of common stock for a value of $357 ($0.1785 per share). We received this value in cash.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the three-month period ended March 31, 2018:

	Number of	Weighted Average
Warrants	Warrants	Exercise Price
Balance at December 31, 2017	134,000	$0.27
Granted	116,500	$0.28
Exercised	(30,000)	$0.27
Forfeited	-
Balance at March 31, 2018	220,500	$0.21

The aggregate intrinsic value represents the excess amount over the exercise price optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price of $0.212 on March 31, 2018. The intrinsic value of 220,500 warrants on that date was $7,012.

We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility ranging from 533% - 1,581%; risk-free interest rate ranging from 2.01% - 2.45% and an expected life of three years.

Note 10: Commitments and Contingencies

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, the Company reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement requires the defendants to pay $3 million by June 4; if the defendants fail to meet this payment deadline, the Company will be entitled to submit an agreed judgment for $8,000,000.

Consulting Agreements

The Company entered into several consulting agreements and agreed to pay the consultants in cash or shares of common stock with terms up to 6 months. As of March 31, 2018, the Company has accrued the cash compensation and share compensation valued at fair value totaling $22,500. The accrued consulting fees will be settled in shares of common stock.

Employment Agreements

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

Note 11: Related-Party Transactions

For the three months ended March 31, 2018, we paid rent of $30,000 to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, the due date of the Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer note payable in the amount of $2,265,000 issued on January 31, 2015, was extended to the earliest of December 31, 2018, or the date of the financial closings of its Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, $618,500 of the note payable was converted into 618,500 shares of common stock. In addition, they converted accrued interest in the amount of $207,731 for 207,731 shares of common stock. For the three months ended March 31, 2018, we made a repayment of note payable in the amount of $35,000. The remaining balance on the note payable as of March 31, 2018 is $1,102,500 and accrued interest is $427,599.

On March 6, 2018, the due date of the related party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to December 31, 2018. The outstanding balance on March 31, 2018 was $1,000,000.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding on March 31, 2018, is $177,000.

On November 6, 2017, the Company entered into an agreement with a promissory note with JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer, to loan the Company up to $2,000,000. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest shall be due and payable at the earliest of (a) resolution of the Memphis litigation; (b) June 30, 2018; or (c) when the company is otherwise able to pay. As of March 31, 2018, the outstanding balance was $639,067 and the accrued interest was $32,822. For the three months ended March 31, 2018, we made a repayment in the amount of $2,500.

On May 8, 2017, as part of the merger between Ocean Thermal Energy Corporation and TetriDyn Solutions, Inc. (“TDYS”), the Company assumed the loans made to “TDYS” by JPF Venture Group, Inc., an investment entity that is majority owned by Jeremy Feakins, the Company’s director, chief executive officer, and chief financial officer. As of March 31, 2018, the outstanding balance of all loans was $581,880 and the accrued interest was $98,712.

Note 12: Subsequent Events

On May 4, 2018, the Company reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement requires the defendants to pay $3 million by June 4; if the defendants fail to meet this payment deadline, the Company will be entitled to submit an agreed judgment for $8,000,000.

We are pursuing the acquisition of a leading international engineering and technology company in our industry. The company designs and manufactures patented accessories to provide better stability, protection, and securitization of floating offshore structures such as those we have designed for use with our OTEC and Desal systems. On February 8, 2018, we made an offer to acquire the company, which was accepted by the seller. However, after receiving the due diligence reports from our Advisors, on April 23, 2018 we withdraw our original offer and presented a revised offer. We are awaiting a formal decision from the seller and his advisors. In addition, we are in discussions with our advisors to acquire a US based commercial air conditioning engineering company. Both of these companies offer experienced technical teams and an infrastructure that will support and enhance OTE’s International and US operations. As of the date of this filing, neither of the transactions has been consummated.

On February 15, 2018, the Company entered into an agreement with L2 Capital, LLC, a Kansas limited liability company (“L2”), for a loan of up to $565,555, together with interest at the rate of eight percent (8%) per annum (with the understanding that the initial six months of such interest of each tranche funded shall be guaranteed), at maturity or upon acceleration or otherwise, as set forth herein (the “L2 Note”). On April 2, 2018, we have received a third tranche totaling $111,111 which were allocated as follows: Original Issuance Discount - $11,111; Broker-Dealer’s Fee - $8,000; Net Proceeds to Company - $92,000. On April 16, 2018, we have received a fourth tranche totaling $111,111 which were allocated as follows: Original Issuance Discount - $11,111; Broker-Dealer’s Fee - $8,000; Net Proceeds to Company - $92,000. On May 2, 2018, we have received a fifth tranche totaling $55,556 which were allocated as follows: Original Issuance Discount - $5,556; Broker-Dealer’s Fee - $4,000; Net Proceeds to Company - $46,000.The current loan balance outstanding is $482,222.

On April 13, 2018, a note holder elected to convert 2,000 warrants into 2,000 shares of common stock for a value of $595 ($0.2975). We received this value in cash.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and is due on April 17, 2017. On April 6, 2018, the note holder agreed to extend the maturity date to April 7, 2019.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

We had no revenue in the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, we had salaries and wages of $329,989, compared to salaries and wages of $257,488 during the same three-month period for 2017, an increase of 28% and is attributable to increase in staff and increase in officer’s salary.

During the three months ended March 31, 2018 and 2017, we recorded professional fees of $207,237 and $352,796 respectively, a decrease of 41%. This decrease was due primarily to our decreased use of outside consultants.

General and administrative expenses were $226,988 during the three months ended March 31, 2018 and $78,346 for the same three-month period in 2017. This is a 189% increase compared to the same three-month period of the previous year due to travel and marketing expenses.

Our interest expense was $187,596 for the three months ended March 31, 2018, compared to $107,517 for the same period of the previous year, and increase of 50%. Interest expense for the 2018 period increased due to our payments of original discount fees and transaction fees in the amount of $43,000 to L2 Capital and fair value of warrants issued with notes payable and recorded as discount and an increase of interest accrued on our outstanding loans  In addition, we amortized $26,281 of debt discount.

Liquidity and Capital Resources

At March 31, 2018, our principal source of liquidity consisted of $141,940 of cash, as compared to $425,015 of cash at December 31, 2017. In addition, our stockholders’ deficiency was $11,397,037 at March 31, 2018, compared to stockholders’ deficiency of $10,509,554 at December 31, 2017, an increase in the deficit of $887,483.

Our operations used net cash of $834,890 during the three months ended March 31, 2018, as compared to using net cash of $331,381 during the three months ended March 31, 2017. The change was primarily due to the warrant expense that impacted 2017.

Investing activities for the three months ended March 31, 2018 and 2017 used cash of $22,500 and $57,626 respectively. All of the cash used in investing during the first three quarter of 2018 was an increase in our assets under construction. Of the amount of cash used in the first quarter of 2017, $34,773 reflects an advance from a related party that converted to a loan and the remaining amount was an increase in our assets under construction.

Financing activities provided cash of $574,315 for our operations during the three months ended March 31, 2018 due to the proceeds we received from issuing convertible note and notes payable.

Our Capital Resources and Anticipated Requirements

As noted above, at March 31, 2018, we had negative working capital (current assets minus current liabilities) of $11,196,385. We are now focusing our efforts on promoting and marketing the OTE technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months. Upon the consummation of the merger with TetriDyn Solutions, Inc., which was consummated on May 9, 2017, we now have access to the public markets.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations and has an accumulated deficit. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. If the company is unable to access the L2 equity line as described below, the Company believes its current available cash may be insufficient to meet its cash needs for the near future. There can be no assurance that the L2 equity line or other financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2017, the Company entered into a Note and Warrant Purchase Agreement pursuant to which we issued a series of unsecured promissory notes (the “Notes”) to accredited investors, in the aggregate principal amount of $924,156 as of March 31, 2018. The Notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of capital stock of the Company. The Notes are payable within five business days after receipt of funds from L2 Capital under the Equity Purchase Agreement equal to 20% of the total funds received by the Company from L2 Capital payable on a pro rata basis to all holders of the Notes. The Company may prepay the Notes in whole or in part without penalty or premium on or before the maturity date of July 30, 2019. In connection with the issuance of the Notes, for each Note purchased the Noteholder will receive a warrant exercised as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the Warrants is equal to Eighty-Five Percent (85%) of the closing price of the Company’s common stock on the day immediately preceding the exercise of the relevant Warrant, subject to adjustment as provided in the Warrant. The Warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the Warrant minus the fair market value of shares being surrendered to pay the exercise. As of March 31, 2018 and December 31, 2017, the balance outstanding was $934,156 and $490,000 respectively. As of March 31, 2018 and December 31, 2017, the accrued interest was $20,340 and $613, respectively. As of March 31, 2018 and December 31, 2017, we had issued Warrants to purchase 116,500 and 134,000 shares of common stock, respectively. As of March 31, 2018 and December 31, 2017, we determined that the warrants had a fair value of $32,450 and $41,044, respectively based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. On January 16, 2018, 28,000 warrants were exercised at an average value of $0.2805 per share for a total of $7,854. On February 27, 2018, 2,000 warrants were exercised at an average value of $0.1785 per share for a total of $357. On April 13, 2018, 2,000 warrants were exercised at an average value of $0.2975 per share for a total of $595.

 On December 11, 2017, the Company entered into an equity purchase agreement with L2 Capital, LLC, a Kansas limited liability company (“L2”), for up to $15,000,000. As of December 31, 2017 , we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Form S-1 Registration Statement approved the Securities and Exchange Commission (SEC) and effective on January 29, 2018. As of the date of this filing, no “put” options have been exercised.

On February 15, 2018, the Company entered into an agreement with L2 for a loan of up to $565,555, together with interest at the rate of eight percent (8%) per annum (with the understanding that the initial six months of such interest of each tranche funded shall be guaranteed), at maturity or upon acceleration or otherwise, as set forth herein (the “L2 Note”). The consideration to the Company for the L2 Note is up to $500,000.00 due to the prorated original issuance discount of up to $55,555 (the “OID”) and a $10,000 credit for L2’s transactional expenses. As of the date of this filing, we have received five tranches totaling $482,222, which were allocated as follows: Original Issuance Discount amortization - $47,222; L2’s Transaction Fee - $10,000; Broker-Dealer’s Fee - $34,000; Net Proceeds to Company - $391,000.

We are pursuing the acquisition of a leading international engineering and technology company in our industry. The company designs and manufactures patented accessories to provide better stability, protection, and securitization of floating offshore structures such as those we have designed for use with our OTEC and Desal systems. On February 8, 2018, we made a non-binding offer to acquire the company, which was accepted by the seller. However, after receiving the due diligence reports from our advisors, on April 23, 2018 we withdrew our original offer and presented a revised offer. We are awaiting a formal decision from the seller and its advisors. In addition, we are in discussions with our advisors to acquire a US-based commercial air conditioning engineering company. Both of these companies offer experienced technical teams and an infrastructure that will support and enhance our International and US operations. As of the date of this filing, neither of the transactions have been consummated.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2018, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of March 31, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018.

General Operating Activities

As of March 31, 2018, management identified the following material weaknesses:

●
Control Environment – We did not maintain an effective control environment for internal control over financial reporting.
●
Segregation of Duties—As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.
●
Entity Level Controls—We failed to maintain certain entity-level controls as defined by the framework issued by COSO. Specifically, our lack of staff does not allow us to effectively maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to lack of adequate staff with such expertise
●
Access to Cash—One executive had the ability to transfer from our bank accounts.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2018, we issued 90,657 shares of common stock for services performed with a fair value of $23,666.

On January 19, 2018, two holders elected to convert 28,000 warrants into 28,000 shares of common stock for a value of $7,854 ($0.285 per share) We received this value in cash.

On February 26, 2018, a holder elected to convert 2,000 warrants into 2,000 shares of common stock for a value of $357 ($0.1785 per share). We received this value in cash.

On April 13, 2018, a note holder elected to convert 2,000 warrants into 2,000 shares of common stock for a value of $595 ($0.2975 per share). We received this value in cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA -#180” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $14,974. The interest rate is 6.25% and the maturity date was January 5, 2013. The loan principal was $10,720 with accrued interest of $0.00 as of March 31, 2018. This note is in default.

On December 1, 2007, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Eastern Idaho Development Corporation, This is referred as the “EIDC ” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $85,821. The interest rate is 7% and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $34,825 as of March 31, 2018. This note is in default.

On September 25, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Pocatello Development Authority. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $50,000. The interest rate is 5% and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $18,830 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “EDA - #273” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $94,480. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,140 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO I - #274” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $4,593 as of March 31, 2018. This note is in default.

On December 23, 2009, TetriDyn Solutions, Inc. (TDYS) borrowed funds from the Southeast Idaho Council of Governments (SICOG). This is referred as the “MICRO II - #275” loan. At the time of the merger between TDYS and Ocean Thermal Energy Corporation (OTE) on May 9, 2017, OTE assumed the liability for this loan. The remaining balance on the loan at the date of merger was $23,619. The interest rate is 7% and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $5,895 as of March 31, 2018. This note is in default
During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at March 31, 2018, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $196,629 as of March 31, 2018. As of March 31, 2018 the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. EXHIBITS

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

*Filed herewith
**The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION

Date: May 14, 2018	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer (Principal Executive and Financial Officer)