Form 10-Q
period 2018-06-30
Ocean Thermal Energy Corp
filed 2018-08-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2018, issuer had 124,099,592 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$75,270	$425,015
Prepaid expenses	26,197	25,000
Total Current Assets	101,467	450,015

Property and Equipment
Property and equipment, net	1,013	1,352
Assets under construction	922,639	892,639
Property and Equipment, net	923,652	893,991

Total Assets	$1,025,119	$1,344,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$7,533,934	$6,846,010
Notes payable - related party, net	3,539,448	3,592,948
Convertible notes payable -related party- net	87,500	87,500
Notes payable, net	587,096	589,812
Convertible note payable, net	725,189	50,000
Total Current Liabilities	12,473,167	11,166,270

Notes payable, net	1,090,909	607,290
Notes payable, convertible	80,000	80,000
Total Liabilities	13,644,076	11,853,560

Stockholders' deficiency
Preferred Stock, $0.001 par value; 20,000,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
123,306,904 and 122,642,247 shares issued and outstanding, respectively	123,306	122,642
Additional paid-in capital	57,245,394	57,071,022
Accumulated deficit	(69,987,657)	(67,703,218)
Total Stockholders' Deficiency	(12,618,957)	(10,509,554)

Total Liabilities and Stockholders' Deficiency	$1,025,119	$1,344,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Expenses
Salaries and wages	$288,958	$296,339	$618,947	$553,827
Professional fees	663,731	150,977	870,968	503,773
General and administrative	192,071	174,609	419,059	252,955
Warrant Expense	-	-	-	6,769,562
Total Operating Expenses	1,144,760	621,925	1,908,974	8,080,117

Loss from Operations	(1,144,760)	(621,925)	(1,908,974)	(8,080,117)

Other Income & Expenses
Interest Expense, net	(174,610)	(133,107)	(335,925)	(238,100)
Amortization of debt discount	(63,259)	(42,436)	(89,540)	(44,960)
Income from legal settlement	50,000	-	50,000	-
Total Other Expense	(187,869)	(175,543)	(375,465)	(283,060)

Loss Before Income Taxes	(1,332,629)	(797,468)	(2,284,439)	(8,363,177)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,332,629)	$(797,468)	$(2,284,439)	$(8,363,177)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.08)

Weighted Average Number of Common Shares Outstanding	123,014,772	111,149,698	122,863,872	107,689,883

  The accompanying notes are an integral part of these condensed consolidated financial statements
.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC)
CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOW
(Unaudited)

	For six months ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net loss	$(2,284,439)	$(8,363,177)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	339	673
Stock issued for services	130,966	244,800
Warrant Expense	-	6,769,562
Amortization of debt discount	89,540	44,960
Changes in assets and liabilities:
Prepaid expenses	(1,197)	30,549
Accounts payable & accrued expenses	687,924	509,562
Net Cash Used In Operating Activities	(1,376,867)	(763,071)

Cash Flow From Investing Activities:
Cash acquired from TetriDyn Solutions, Inc.	-	4,512
Assets under construction	(30,000)	(42,853)
Cash paid to TetriDyn Solutions, Inc.	-	(49,773)
Net Cash Used In Investing Activities	(30,000)	(88,114)

Cash Flows From Financing Activities:
Repayment of due to related party	-	(36,822)
Repayment of notes payable - related party	(53,500)	(25,000)
Repayment of notes payable	(2,716)	-
Proceeds from notes payable	489,156	-
Proceeds from convertible notes payable	615,087	-
Proceeds from notes payable - related party	-	200,000
Proceeds from due to related party	-	50,000
Proceeds from issuance of common stock	-	45,000
Proceeds from exercise of warrants	9,095	748,535
Stock repurchased from related parties	-	(111,440)
Net Cash Provided by Financing Activities	1,057,122	870,273

Net (decrease) increase in cash and cash equivalents	(349,745)	19,088
Cash and cash equivalents at beginning of period	425,015	7,495
Cash and Cash Equivalents at End of Period	$75,270	$26,583

Supplemental disclosure of cash flow information
Cash paid for interest expense	$25,812	$13,160
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$34,975	$-
Convertible note payable - related party converted to common stock	$-	$25,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)
AND SUBSIDIARIES

Notes to Condensed Consolidated June 30, 2018 Financial Statements
(Unaudited)

Note 1: Source of Business and Basis of Presentation

Ocean Thermal Energy Corporation is currently in the businesses of:

●
OTEC and SWAC—Designing Ocean Thermal Energy Conversion (“OTEC”) power plants and Seawater Air Conditioning (“SWAC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for the communities served by its plants for use in agriculture and human consumption. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC) and for fish farming/ aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

●
EcoVillages—Developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable. EcoVillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller subcommunities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups.

We expect to use our technology in the development of our EcoVillages, which should add significant value to our existing line of business.

On May 25, 2017, we received approval from the Financial Industry Regulatory Authority (“FINRA”) to change the trading symbol for our common stock to “CPWR” from “TDYS.” Our common stock began formally trading under the symbol “CPWR” on June 21, 2017.

On May 9, 2017, TetriDyn Solutions, Inc. (“TDYS”) acquired Ocean Thermal Energy Corporation (“OTE”) in a merger (the “Merger”), in which outstanding securities of OTE were converted into securities of TDYS, which changed its name to Ocean Thermal Energy Corporation. For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of TDYS with OTE as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the company. We did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholder of the accounting acquirer in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquire for the period from May 9, 2017, through December 31, 2017. Our accounting year end is December 31, which was the year end of the accounting acquirer.

The condensed consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017, including the financial statements and notes.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $2,284,439 and used $1,376,867 of cash in operating activities for the six months ended June 30, 2018. We had a working capital deficiency of $12,371,700 and a stockholders’ deficiency of $12,618,957 as of June 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3: Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal alternative minimum tax.

The staff of the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of our deferred tax assets and liabilities was offset by a change in the valuation allowance.

We are still in the process of analyzing the impact of the TCJA to us. Where we have been able to make reasonable estimates of the effects of the TCJA, we have recorded provisional amounts. However, our analysis is not yet complete. The ultimate impact of the TCJA to our consolidated financial statements may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the TCJA. The accounting is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

No income tax expense was recognized for the six-month periods ended June 30, 2018 and 2017, due to the net losses incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2017, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the six months ended June 30, 2018.

Our ability to use our net operating loss carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state provisions. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the definition of Section 382. If we have experienced an ownership change, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on our results of operations or financial position.

Note 4: Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at June 30, 2018, and December 31, 2017, due to the relatively short-term nature of these instruments.

Note 5: Net Loss per Common Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 284,073 and 0 shares issuable upon the exercise of warrants and options and 9,697,398 and 10,868,981 shares issuable upon the conversion of the green energy bonds and convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended June 30, 2018 and 2017, respectively.

Note 6: Recent Accounting Pronouncements

The amendments in Accounting Standards Updates (“ASU”) 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. ASU 2017-11 defines Down Round Feature as: “A feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. A down round feature may reduce the strike price of a financial instrument to the current issuance price, or the reduction may be limited by a floor or on the basis of a formula that results in a price that is at a discount to the original exercise price but above the new issuance price of the shares, or may reduce the strike price to below the current issuance price. A standard antidilution provision is not considered a down round feature.” For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period prior to ASU 2017-11. We have elected to early adopt this standard and have no other instruments from prior periods that are affected by this adoption.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 7: Business Segments

We conduct operations in various foreign jurisdictions where we are developing projects to use our technology. Our segments are based on the location of these projects. The U.S. territories segment consists of projects in the U.S. Virgin Islands and Guam; the Bahamas segment consists of projects specific to the Bahamas; and the other segment currently consists of projects in the Cayman Islands. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs (“G&A”), and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information is as follows:
	June 30, 2018
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	$102,480	$757,738	$-	$164,901	$1,025,119
Net Loss	$(2,284,439)	$-	$-	$-	$(2,284,439)
Property and equipment	$1,013	$-	$-	$-	$1,013
Capitalized construction in process	$-	$757,738	$-	$164,901	$922,639
Depreciation	$339	$-	$-	$-	$339
Addtions to Property and equipment	$-	$30,000	$-	$-	$30,000

	June 30, 2017
	Headquarters	US Territories	Bahamas	Other	Total
Revenue	$-	$-	$-	$-	$-
Assets	$28,276	$840,140	$-	$48,998	$917,414
Net Loss	$(8,363,177)	$-	$-	$-	$(8,363,177)
Property and equipment	$1,693	$-	$-	$-	$1,693
Capitalized construction in process	$-	$840,140	$-	$48,998	$889,138
Depreciation	$673	$-	$-	$-	$673
Addtions to Property and equipment	$-	$42,853	$-	$-	$ 42,853

For the period ended June 30, 2018, the U.S. territories are comprised of the U.S. Virgin Islands project (approx. $750,000) and the Guam project (approx. $165,000). Other territories are comprised of the Cayman Islands project; however during the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction were considered to be impaired due to the uncertainty of the project and were written off. There were $30,000 additions and no write offs to assets under construction in the first six months of 2018.

Note 8: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG) (the “EDA-#180 loan”). The remaining balance on the loan at the date of the Merger was $14,974. The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal was $9,556 with accrued interest of $0 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “EDA-#273 loan”). The remaining balance on the loan at the date of the Merger was $94,480. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,148 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “MICRO I-#274 loan”). The remaining balance on the loan at the date of the Merger was $23,619. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $4,955 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “MICRO II-#275 loan”). The remaining balance on the loan at the date of the Merger was $23,619. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $5,896 as of June 30, 2018. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the “EIDC loan”). The remaining balance on the loan at the date of the Merger was $85,821. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $36,344 as of June 30, 2018. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The remaining balance on the loan at the date of the Merger was $50,000. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $19,463 as of June 30, 2018. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of June 30, 2018, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $82,917 on the Consolidated Note.

On November 23, 2015, we borrowed $50,000 from JPF pursuant to a promissory note. We received $37,500 before December 31, 2015, and the remaining $12,500 was received after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of June 30, 2018, the outstanding balance was $50,000, plus accrued interest of $7,557.

On February 25, 2016, we borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of June 30, 2018, the outstanding balance was $50,000, plus accrued interest of $7,145.

On May 20, 2016, we borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of June 30, 2018, the outstanding balance was $50,000, plus accrued interest of $6,297.

On October 20, 2016, we borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of June 30, 2018, the outstanding balance was $12,500, plus accrued interest of $1,305.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of June 30, 2018, the outstanding balance was $12,500, plus accrued interest of $1,371.

On October 20, 2016, we borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of June 5, 2017, the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of June 30, 2018, there was an outstanding balance of accrued interest of $904.

On December 21, 2016, we borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of June 30, 2018, the outstanding balance was $25,000, plus accrued interest of $2,317.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. As of June 30, 2018, the outstanding balance was $1,000,000, plus accrued interest of $585,837.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. The warrants have an expiration date of September 30, 2023. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with a proposed external financing source, the board repriced the warrants to $0.00, exercised the warrants, and issued shares of common stock. On December 31, 2016, the accrued interest was $168,934. During 2015, one of the original note holders transferred its ownership of the note in the amount of $50,000 to Jeremy P. Feakins & Associates LLC through the JPF Venture Fund 1, LP. On August 15, 2017, loans in the amount of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by the board of directors. The shares were recorded at fair value of $1,165,892. We recorded a loss on settlement of debt of $728,328 on conversion date. As of June 30, 2018, the loan balance was $158,334 and the accrued interest was $76,845.

During 2013, we paid cash of $10,000 and issued a note payable for $290,000 in connection with the reverse merger transaction. We repurchased and retired 7,546,464 shares of common stock simultaneously with the closing of the merger with Broad Band Network Associates. The note is unsecured and due the earlier of December 31, 2015, or upon our receiving $50,000 of proceeds from the exercise of the Class A warrants, $50,000 from the exercise of the Class B warrants, $60,000 from the exercise of the Class C warrants, $60,000 from the exercise of Class D warrants, and $70,000 from the exercise of the Class E warrants. During 2014, we paid $100,000 and during 2015, we paid $60,000, leaving a balance of $130,000. Accrued interest totaled $45,542 at June 30, 2018. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued a note payable for $2,265,000 and warrants to purchase 12,912,500 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price when our shares are listed on a public exchange or $0.425 per share, to an entity owned by our chief executive officer, our principal stockholder. The warrants expire one year after our shares are listed on a recognized public exchange. The unsecured note has an interest rate of 10% per annum and the balance was due on January 31, 2015. We determined the warrants had a fair value of $2,265,000 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and is being amortized over the life of the note. As part of our agreement with a proposed external financing source, the board repriced the warrants to $0.00, exercised the warrants, and issued shares of common stock. As of December 31, 2015, principal of $152,500 has been repaid and principal of $351,500 has been converted into 468,667 shares of common stock, leaving a note balance of $1,761,000. During 2016, a principal payment of $5,000 was made leaving a note balance of $1,756,000 at December 31, 2016. On December 31, 2016, the accrued interest was $453,093. On January 18, 2018, the note holder agreed to extend the due date for the repayment of the loan and interest to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, loans in the amount of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. For the six months ended June 30, 2018, we made a repayment of note payable in the amount of $35,000. As of June 30, 2018, the loan balance was $1,102,500 and the accrued interest was $455,467.

During 2014, we issued a note payable of $100,000 to a related party and $200,000 to a third party, for a total of $300,000, and warrants to purchase 300,000 shares of common stock with an exercise price of $1.00 per share. As part of our agreement with a proposed external financing source, the board repriced the warrants to $0.00, exercised the warrants, and issued shares of common stock. These unsecured notes have an interest rate of 12% per annum. The $100,000 note with a related party was due the earlier of December 26, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of funds by the bank. The balance on the $200,000 note was due the earlier of March 31, 2015; the completion by us of an equity financing resulting in our receipt of gross proceeds of at least $2,000,000; or the financial close of the Baha Mar project and release of project financing funds by the bank. As of December 31, 2016, the notes were in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC Project’s financial closing was delayed causing us to default on the notes. We have accrued the interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the project’s financial closing. Accrued interest totaled $213,312 as of June 30, 2018.

On April 7, 2015, we issued an unsecured convertible promissory note in the principal amount of $50,000 to an unrelated party. The note bears interest of 10% and was due on April 17, 2017. On April 6, 2018, the note holder agreed to extend the maturity date to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. We recorded a debt discount of $6,667 for the fair value of the beneficial conversion feature. During the six months ended June 30, 2018, we amortized $871 of debt discount. Accrued interest totaled $16,361 as of June 30, 2018.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable with 90 days of demand. On June 30, 2018, the balance of the loan outstanding was $177,000, and the accrued interest as of that date was $23,804.

During the third quarter of 2017, we commenced a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. As of June 30, 2018, the outstanding balance for all four notes was $80,000, plus accrued interest of $4,567.

On November 6, 2017, we entered into an agreement and promissory note with JPF to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation; June 30, 2018; or when we are otherwise able to pay. For the six months ended June 30, 2018, we made a repayment of this note in the amount of $18,500. As of June 30, 2018, the outstanding balance was $623,067 and the accrued interest was $49,154. On June 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation; December 31, 2018; or when we are otherwise able to pay.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors, in the aggregate principal amount of $979,156 as of June 30, 2018. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of funds from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital”), under the equity purchase agreement equal to 20% of the total funds received by us from L2 Capital payable on a pro-rata basis to all holders of the notes. We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. In connection with the issuance of the notes, for each note purchased, the noteholder will receive a warrant as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of June 30, 2018, and December 31, 2017, the balance outstanding was $979,156 and $490,000, respectively. As of June 30, 2018, and December 31, 2017, the accrued interest was $24,291 and $613, respectively. On April 15, 2018, we paid $20,340, which was all of the interest accrued as of March 31, 2018, to the note holders. As of June 30, 2018, and December 31, 2017, we had issued warrants to purchase 262,000 and 134,000 shares of common stock, respectively. As of June 30, 2018, and December 31, 2017, we determined that the warrants had a fair value of $34,975 and $41,044, respectively, based on the Black-Scholes pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of June 30, 2018, warrants to purchase 34,000 shares have been exercised (see Note 9) and the debt discount related to the exercised warrants has been fully expensed. For the six months ended June 30, 2018, we amortized $29,438 of debt discount.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum (with the understanding that the initial six months of such interest of each tranche funded would be guaranteed), at maturity or upon acceleration or otherwise, as set forth therein (the “L2 Note”). L2 Capital has the right at any time to convert all or any part of the L2 Note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; provided, however, that at any time on or after the occurrence of any event of default under the L2 Note, the conversion price will mean the lesser of the fixed conversion price and 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. The consideration to us for the L2 Note is up to $500,000 due to the prorated original issuance discount of up to $55,555 and a $10,000 credit for L2 Capital’s transactional expenses. As of the June 30, 2018, we have received five tranches totaling $482,222, which were allocated as follows: original issuance discount-$47,222; L2 Capital’s transaction fee-$10,000; broker-dealer’s fee-$34,000; net proceeds to us-$391,000. The debt discount is amortized over the life of the L2 Note. In addition, we also issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement (see Note 10). These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. For the six months ended June 30, 2018, we amortized $50,218 of original issuance discount and transaction fees. The accrued interest as of June 30, 2018, was $10,412.

On May 22, 2018, we executed a convertible note with Collier Investments, LLC, an unaffiliated California company, for a loan of $281,250 with an interest rate of 12% per annum. The maturity date of the note is the earlier of: (i) seven months after the issuance date; or (ii) the date on which we consummate a capital-raising transaction in the amount of $6,000,000 or more primarily from the sale of equity in the company. The note, or any portion of it, can be convertible by the holder into shares of our common stock at any time after the issuance date. The conversion price is equal to the lesser of 80% multiplied by the price per share paid by the investors in a “qualified financing” (as defined in the note) or $0.20, subject to certain adjustments. At any time within a 90-day period following the issuance date, we will have the option to prepay 145% of the outstanding balance. There was an original issue discount fee of $31,250 and a transaction fee of $5,000, yielding net proceeds of $245,000 to us. In addition, we paid a finder’s fee of $20,914. For the six months ended June 30, 2018, we amortized $9,883 of original issuance discount and transaction fees. The accrued interest as of June 30, 2018, was $3,469.

The following convertible notes and notes payable were outstanding at June 30, 2018:
								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at June 30, 2018	Discount at June 30, 2018	Carrying Amount at June 30, 2018	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	9,557	-	9,557	-	-	9,557	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	* See note below	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/2015	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
2/25/2016	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	* See note below	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	* See note below	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/2016	* See note below	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
3/9/2017	* See note below	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/2017	7/30/2019	10.00%	No	50,000	50,000	2,919	47,081	-	-	-	47,081
12/20/2017	7/30/2019	10.00%	No	10,000	10,000	417	9,583	-	-	-	9,583
12/21/2017	7/30/2019	10.00%	No	50,000	50,000	2,901	47,099	-	-	-	47,099
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	409	9,591	-	-	-	9,591
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/28/2017	7/30/2019	10.00%	No	250,000	250,000	14,325	235,675	-	-	-	235,675
12/29/2017	7/30/2019	10.00%	No	100,000	100,000	6,123	93,877	-	-	-	93,877
12/29/2017	7/30/2019	10.00%	No	10,000	10,000	437	9,563	-	-	-	9,563
11/6/2017	** See note below	10.00%	No	646,568	623,068	-	623,068	623,068	-	-	-
1/2/2018	7/30/2019	10.00%	No	25,000	25,000	1,211	23,789	-	-	-	23,789
1/2/2018	7/30/2019	10.00%	No	20,000	20,000	929	19,071	-	-	-	19,071
1/9/2018	7/30/2019	10.00%	No	50,000	50,000	-	50,000	-	-	-	50,000
1/9/2018	7/30/2019	10.00%	No	50,000	50,000	-	50,000	-	-	-	50,000
1/11/2018	7/30/2019	10.00%	No	10,000	10,000	378	9,622	-	-	-	9,622
1/12/2018	7/30/2019	10.00%	No	10,000	10,000	378	9,622	-	-	-	9,622
1/16/2018	7/30/2019	10.00%	No	50,000	50,000	2,669	47,331	-	-	-	47,331
1/16/2018	7/30/2019	10.00%	No	10,000	10,000	377	9,623	-	-	-	9,623
1/16/2018	7/30/2019	10.00%	No	20,000	20,000	1,129	18,871	-	-	-	18,871
1/30/2018	7/30/2019	10.00%	No	25,000	25,000	2,438	22,562	-	-	-	22,562
2/14/2018	7/30/2019	10.00%	No	50,000	50,000	2,671	47,329	-	-	-	47,329
2/16/2018	7/30/2019	10.00%	No	19,156	19,156	986	18,170	-	-	-	18,170
2/19/2018	8/19/2018	8.00%	No	121,111	121,111	8,042	113,069	-	-	113,069	-
2/23/2018	7/30/2019	10.00%	No	10,000	10,000	348	9,652	-	-	-	9,652
2/27/2018	7/30/2019	10.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
2/28/2018	7/30/2019	10.00%	No	50,000	50,000	2,376	47,624	-	-	-	47,624
3/7/2018	9/7/2018	8.00%	No	83,333	83,333	5,375	77,958	-	-	77,958	-
3/9/2018	7/30/2019	10.00%	No	25,000	25,000	949	24,051	-	-	-	24,051
3/30/2018	7/30/2019	10.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
4/2/2018	10/2/2018	8.00%	No	111,111	111,111	9,817	101,294			101,294
4/16/2018	10/16/2018	8.00%	No	111,111	111,111	11,279	99,832			99,832
4/23/2018	7/30/2019	10.00%	No	25,000	25,000	1,386	23,614				23,614
5/2/2018	11/2/2018	8.00%	No	55,556	55,556	6,492	49,064			49,064
5/24/2018	7/30/2019	10.00%	No	20,000	20,000	823	19,177				19,177
5/24/2018	12/24/2018	12.00%	No	281,250	281,250	47,280	233,970			233,970
Totals				$8,114,746	$6,245,006	$134,864	$6,110,142	$3,626,948	$-	$1,312,285	$1,170,909

* Note - Maturity date - 90 days after demand
** Note - Principle and accrued interest will be due and payable at the earliest of A). resolution of Memphsis litigation; B). December 31, 2018, or C). when OTE is able to pay

The following convertible notes and notes payable were outstanding at December 31, 2017:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2017	Discount at December 31 2017	Carrying Amount at December 31, 2017	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	12,272	-	12,272	-	-	12,272	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,137,500	-	1,137,500	1,137,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	* See note below	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/2015	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
2/25/2016	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	* See note below	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	* See note below	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	* See note below	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/2016	* See note below	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
3/9/2017	* See note below	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/2017	7/30/2019	10.00%	No	50,000	50,000	4,340	45,660	-	-	-	45,660
12/20/2017	7/30/2019	10.00%	No	10,000	10,000	620	9,380	-	-	-	9,380
12/21/2017	7/30/2019	10.00%	No	50,000	50,000	4,284	45,716	-	-	-	45,716
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	600	9,400	-	-	-	9,400
12/27/2017	7/30/2019	10.00%	No	10,000	10,000	600	9,400	-	-	-	9,400
12/28/2017	7/30/2019	10.00%	No	250,000	250,000	21,000	229,000	-	-	-	229,000
12/29/2017	7/30/2019	10.00%	No	100,000	100,000	8,960	91,040	-	-	-	91,040
12/29/2017	7/30/2019	10.00%	No	10,000	10,000	640	9,360	-	-	-	9,360
11/6/2017	* See note below	10.00%	No	646,568	641,568	-	641,568	641,568	-	-	-
Totals					$5,048,594	$41,044	$5,007,550	$3,680,448		$$639,812	$687,290

* Note - Maturity date - 90 days after demand
** Note - Principle and accrued interest will be due and payable at the earliest of A). resolution of Memphsis litigation; B). December 31, 2018, or C). when OTE is able to pay

Note 9: Stockholders’ Equity

Common Stock

For the six months ended June 30, 2018, we issued 630,657 shares of common stock for services performed with a fair value of $130,966.

On January 19, 2018, two note holders elected to exercise warrants to purchase 28,000 shares of common stock for a value of $7,854 ($0.2805 per share). We received this value in cash.

On February 26, 2018, a note holder elected to exercise warrants to purchase 2,000 shares of common stock for a value of $357 ($0.1785 per share). We received this value in cash.

On April 13, 2018, 2018, a note holder elected to exercise warrants to purchase 2,000 shares of common stock for a value of $595 ($0.2975 per share). We received this value in cash.

On May 4, 2018, a note holder elected to exercise warrants to purchase 2,000 shares of common stock for a value of $289 ($0.1447 per share). We received this value in cash.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the six-month period ended June 30, 2018:

	Number of	Weighted Average
Warrants	Warrants	Exercise Price
Balance at December 31, 2017	134,000	$0.27
Granted	184,073	0.28
Exercised	(34,000)	0.27
Forfeited	-
Balance at June 30, 2018	284,073	$0.21

The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.11 per share on June 30, 2018. The intrinsic value of warrants to purchase 284,073 shares on that date was $4,687.

We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility ranging from 466-509%; risk-free interest rate ranging from 2.01-2.85%, and an expected life of three years.

Note 10: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date,” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital will have no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 approved by the SEC and effective on January 29, 2018. As of June 30, 2018, no put options were exercised; however, on July 2, 2018, we executed a put option for L2 Capital to purchase 100,000 shares of common stock. The purchase price for these shares was $0.0884 per share. On July 9, 2018, we executed a put option for L2 Capital to purchase 150,000 shares of common stock. The purchase price for these shares was $0.08925 per share. On July 16, 2018, we executed a put option for L2 Capital to purchase 100,000 shares of common stock. The purchase price for these shares was $0.08755 per share. On July 23, 2018, we executed a put option for L2 Capital to purchase 200,000 shares of common stock. The purchase price for these shares was $0.08075 per share. On July 30, 2018, we executed a put option for L2 Capital to purchase 200,000 shares of common stock. The purchase price for these shares was $0.0646 per share. On August 7, 2018, we tendered 150,000 shares for issuance under our Equity Purchase Agreement, subject to payment at a price per share equivalent to 85% of the lowest daily trading price during the succedding five trading days.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of an equity placement, we will pay 8% in cash of the gross proceeds and 3% for a debt deal placement to Craft. In addition, we will issue to Craft, at the time of closing, non-callable warrants with an aggregate exercise price equal to 3% of the amount raised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have an exercisable price equal to $0.25. The warrants are exercisable for a period of five years after the closing of the placement. If we, at any time while this warrant is outstanding, sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock at an effective price per share less than the then-exercise price, then the exercise price will be reduced, at the option of Craft, and only reduced to equal the lower share price. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, indicating therein the applicable issuance price, or applicable reset price, exchange price, conversion price, and other pricing terms. We have elected to early adopt the ASU 2017-11 (see Note 6); thus, based upon this early adoption, the down-round provision in the warrants does not create a derivative accounting. As of June 30, 2018, we have issued warrants to purchase 56,073 shares of common stock, and none has been exercised. These warrants were all issued as a finder’s fee for debt and equity transactions between L2 Capital and us (see Note 8).

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement required the defendants to pay $3 million by June 4, 2018. The defendants failed to meet this payment deadline; consequently, on July 6, 2018, we began an agreed upon process whereby the penalty for defendants would be an additional $5,000,000 (total of $8,000,000) to be collected in a manner directed by us. This process is ongoing and proceeding in a cooperative fashion, and information will be updated as it progresses.

Consulting Agreements

For the six months ended June 30, 2018, we issued 630,657 shares of common stock for services performed with a fair value of $130,966.

We have entered into several consulting and advisory agreements to pay consultants in shares of common stock over a fixed period. As of June 30, 2018, we have accrued the share compensation valued at fair value totaling $7,500. The accrued consulting fees were settled on July 16, 2018, by issuing 37,688 shares of common stock.

Employment Agreements

On January 1, 2011, we entered into a five-year employment agreement with our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, our chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times his annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. Our chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years.

On June 29, 2017, the board of directors approved extending the employment agreements for the chief executive officer and the senior financial advisor for an additional five years. The salary and other compensation were increased to account for inflation since the original employment agreements were executed and became effective June 30, 2017.

Note 11: Related-Party Transactions

For the six months ended June 30, 2018, we paid rent of $60,000 to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, the due date of the note payable in the amount of $2,265,000 issued on January 31, 2015, to Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, was extended to the earliest of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, $618,500 of the note payable was converted into 618,500 shares of common stock. In addition, accrued interest of $207,731 was converted into 207,731 shares of common stock. The balance on the note payable was $1,102,500 and accrued interest was $455,467 as of June 30, 2018.

On March 6, 2018, the due date of the related-party note payable in the amount of $1,000,000 issued on February 3, 2012, was extended to December 31, 2018. The outstanding balance on June 30, 2018, was $1,000,000.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The balance outstanding was $177,000 and accrued interest was $23,804 on June 30, 2018.

On November 6, 2017, we entered into an agreement and promissory note with JPF to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of: (a) resolution of the Memphis litigation (as defined therein); (b) June 30, 2018; or (c) when we are otherwise able to pay. As of June 30, 2018, the outstanding balance was $623,067 and the accrued interest was $49,154. For the six months ended June 30, 2018, we made a repayment in the amount of $18,500. On June 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation; December 31, 2018; or when we are otherwise able to pay.

We remain liable for the loans made to TDYS by JPF before the Merger. As of June 30, 2018, the outstanding balance of these loans was $581,880 and the accrued interest was $107,537.

Note 12: Subsequent Events

On July 2, 2018, pursuant to an equity purchase agreement with L2 Capital LLC, we executed a put option for L2 Capital to purchase 100,000 shares of common stock at $0.0884 per share. On July 9, 2018, we executed a put option for L2 Capital to purchase 150,000 shares of common stock at $0.08925 per share. On July 16, 2018, we executed a put option for L2 Capital to purchase 100,000 shares of common stock at $0.08755 per share. On July 23, 2018, we executed a put option for L2 Capital to purchase 200,000 shares of common stock at $0.08075 per share. On July 30, 2018, we executed a put option for L2 Capital to purchase 200,000 shares of common stock at $0.0646 per share. On August 7, 2018, we tendered 150,000 shares for issuance under our Equity Purchase Agreement, subject to payment at a price per share equivalent to 85% of the lowest daily trading price during the succeeding five trading days (see Note 10).

On June 26, 2017, the Company entered a non-exclusive finder’s arrangement with in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. There is no obligation to consummate any transaction and the Company can choose to accept or reject any transaction in its sole and absolute discretion. Upon the successful completion of an equity placement, the Company will pay Craft 8% in cash of the gross proceeds and, 3% for a debt / deal placement. In addition, the company shall pay Craft non-callable warrants of the Company at the time of closing equal to 3% warrant coverage of the amount raised. These warrants have an exercisable price equal to $0.25. The warrants are exercisable for a period of five years after the closing of the placement. Subsequent to June 30, 2018, pursuant to a nonexclusive finder’s arrangement with Craft Capital Management LLC, we issued warrants to purchase 22,500 shares of our common stock, none of which has been exercised. These warrants were issued as a finder’s fee for debt and equity transactions between L2 Capital and us. See Note 10.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement required the defendants to pay $3 million by June 4, 2018. The defendants failed to meet this payment deadline; consequently, on July 6, 2018, we began an agreed upon process whereby the penalty for defendants would be an additional $5,000,000 (total of $8,000,000) to be collected in a manner directed by us. This process is ongoing and proceeding in a cooperative fashion, and information will be updated as it progresses.

Subsequent to June 30, 2018, we issued 42,688 shares of common stock for services performed with a fair value of $8,020.

On August 7, 2018, we signed a non-binding letter of intent proposing to acquire a heavy-duty commercial air conditioning company.  We believe that the acquisition will help support our existing projects and enable us to enter new markets.  Closing is subject to additional due diligence, the negotiation of definitive agreements, and the satisfaction of agreed conditions.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as statements relating to our anticipated revenues, gross margins and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of our industry; the success of marketing and sales activity; the dependence on existing management; the availability and cost of substantial amounts of project capital; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic and global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

Overview

We develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects can provide ancillary products such as potable/bottle water and high-profit aquaculture, mariculture, and agriculture opportunities.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

We had no revenue in the three months ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, we had salaries and wages of $288,958, compared to salaries and wages of $296,339 during the same three-month period for 2017, a decrease of 2.5%, which can be attributed to decreasing our staff.

During the three months ended June 30, 2018 and 2017, we recorded professional fees of $663,731 and $150,977, respectively, an increase of 340%, due primarily to consulting fees paid to outside consultants for analyses done for potential acquisitions.

We incurred general and administrative expenses of $192,071 during the three months ended June 30, 2018, compared to $174,609 for the same three-month period for 2017, a 27.2% increase, due to increased activities related to review of potential investigations.

Our interest expense was $174,610 for the three months ended June 30, 2018, compared to $133,107 for the same period of the previous year, an increase of 31.2%, due to the increase in outstanding notes and loans payable.

Our debt discount amortization was $63,259 for the three months ended June 30, 2018, compared to $42,436 for the same period of the previous year, an increase of 49.1%, due to the amortization of original issue discount fees on two new loans.

Comparison of Six Months Ended June 30, 2018 and 2017

We had no revenue in the six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, we had salaries and wages of $618,947, compared to salaries and wages of $553,827 during the same six-month period for 2017, an increase of 11.8%, which is attributable to an increase in staff and in an officer’s salary.

During the six months ended June 30, 2018 and 2017, we recorded professional fees of $870,968 and $503,773, respectively, an increase of 72.9%, due primarily to consulting fees paid to outside consultants for analyses done for potential acquisitions.

General and administrative expenses were $419,059 during the six months ended June 30, 2018, and $252,995 for the same six-month period in 2017, a 65.7% increase. This increase is due to travel expenses incurred for the evaluation of a potential French acquisition and for marketing expenses incurred in trying to increase the visibility of the company.

Our interest expense was $335,925 for the six months ended June 30, 2018, compared to $238,100 for the same period of the previous year, an increase of 41.1%, due to the increase in outstanding notes and loans payable.

Our debt discount expense was $89,540 for the six months ended June 30, 2018, compared to $44,960 for the same period of the previous year, an increase of 99.2%. Debt discount amortization for the 2018 period increased due to our payments of original discount fees and transaction fees in the amount of $60,102 to L2 Capital, LLC and Collier Investments, LLC. The expense also reflects the fair value of warrants issued with notes payable and recorded as discount. We amortized $29,438 of debt discount on these warrants.

Liquidity and Capital Resources

At June 30, 2018, our principal source of liquidity consisted of $75,270 of cash, as compared to $425,015 of cash at December 31, 2017. In addition, our stockholders’ deficiency was $12,618,957 at June 30, 2018, compared to stockholders’ deficiency of $10,509,554 at December 31, 2017, an increase in the deficiency of $2,109,403.

Our operations used net cash of $1,376,867 during the six months ended June 30, 2018, as compared to using net cash of $763,071 during the six months ended June 30, 2017. The change was primarily due to the warrant expense that impacted 2017.

Investing activities for the six months ended June 30, 2018 and 2017, used cash of $30,000 and $88,114, respectively. All of the cash used in investing during the first six months of 2018 was an increase in our assets under construction. Of the amount of cash used in the second quarter of 2017, $42,853 was an increase in our assets under construction and the balance represents cash paid in connection with the Merger.

Financing activities provided cash of $1,057,122 for our operations during the six months ended June 30, 2018, due to the proceeds we received from issuing convertible note and notes payable.

Our Capital Resources and Anticipated Requirements

As noted above, at June 30, 2018, we had negative working capital (current assets minus current liabilities) of $12,371,700. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement required the defendants to pay $3 million by June 4, 2018. The defendants failed to meet this payment deadline; consequently, on July 6, 2018, we began an agreed upon process whereby the penalty for defendants would be an additional $5,000,000 (total of $8,000,000) to be collected in a manner directed by us. This process is ongoing and proceeding in a cooperative fashion, and information will be updated as it progresses.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. If we are unable to access the L2 Capital equity line as described above, we believe our current available cash may be insufficient to meet our cash needs for the near future. We cannot assure that the L2 Capital equity line or other financing will be available in amounts or terms acceptable to us, if at all. Further, we cannot assure that we will be able to collect all or any portion of our judgment against third parties as discussed above. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Recent Accounting Pronouncements

The amendments in Accounting Standards Updates (“ASU”) 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. ASU 2017-11 defines Down Round Feature as: “A feature in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. A down round feature may reduce the strike price of a financial instrument to the current issuance price, or the reduction may be limited by a floor or on the basis of a formula that results in a price that is at a discount to the original exercise price but above the new issuance price of the shares, or may reduce the strike price to below the current issuance price. A standard antidilution provision is not considered a down round feature.” For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period prior to ASU 2017-11. We have elected to early adopt this standard and have no other instruments from prior periods that are affected by this adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2018, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of June 30, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018.

General Operating Activities

As of June 30, 2018, management identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. The settlement required the defendants to pay $3 million by June 4, 2018. The defendants failed to meet this payment deadline; consequently, on July 6, 2018, we began an agreed upon process whereby the penalty for defendants would be an additional $5,000,000 (total of $8,000,000) to be collected in a manner directed by us. This process is ongoing and proceeding in a cooperative fashion, and information will be updated as it progresses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended June 30, 2018, we issued 630,657 shares of common stock for services performed with a fair value of $130,966.

On April 13, 2018, a note holder elected to exercise warrants to purchase 2,000 shares of common stock for $595 ($0.2975 per share) in cash.

On May 9, 2018, a note holder elected to exercise warrants to purchase 2,000 shares of common stock for $289 ($0.1447 per share) in cash.

Subsequent to June 30, 2018, we sold 750,000 shares of common stock to L2 Capital, LLC per the equity agreement. See Note 12.

Subsequent to June 30, 2018, we issued 42,688 shares of common stock for services performed with a fair value of $8,020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal was $9,556 with accrued interest of $0.00 as of June 30, 2018. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $36,344 as of June 30, 2018. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $19,463 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,148 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $4,595 as of June 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $5,896 as of June 30, 2018. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at June 30, 2018, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed, and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $213,312 as of June 30, 2018. As of June 30, 2018, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.39	Securities Purchase Agreement between Ocean Thermal Energy Corporation and Collier Investments, LLC, dated May 22, 2018	Incorporated by reference from current report on Form 8-K filed June 1, 2018.

10.40	Convertible Note for $281,250 issued to Collier Investments, LLC, dated May 22, 2018	Incorporated by reference from current report on Form 8-K filed June 1, 2018.

10.41	Security Agreement between Ocean Thermal Energy Corporation and Collier Investments, LLC, dated May 22, 2018	Incorporated by reference from current report on Form 8-K filed June 1, 2018.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

_______________
*All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.

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

OCEAN THERMAL ENERGY CORPORATION

Date: August 13, 2018	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and
Chief Financial Officer (Principal Executive and Financial Officer)