Form 10-Q
period 2018-09-30
Ocean Thermal Energy Corp
filed 2018-11-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 5, 2018, issuer had 127,354,592 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$18,174	$425,015
Prepaid expenses	20,000	25,000
Total Current Assets	38,174	450,015

Property and Equipment
Property and equipment, net	842	1,352
Assets under construction	922,639	892,639
Property and Equipment, net	923,481	893,991

Total Assets	$961,655	$1,344,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$8,017,640	$6,846,010
Notes payable - related party, net	3,528,573	3,592,948
Convertible notes payable -related party- net	40,833	87,500
Notes payable, net	1,518,352	589,812
Convertible note payable, net	441,428	50,000
Derivative Liability	705,278	-
Total Current Liabilities	14,252,104	11,166,270

Notes payable, net	168,334	607,290
Notes payable, convertible	-	80,000
Total Liabilities	14,420,438	11,853,560

Stockholders' deficiency
Preferred Stock, $0.001 par value; 20,000,000 shares authorized,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
125,654,592 and 122,642,247 shares issued and outstanding, respectively	125,654	122,642
Additional paid-in capital	57,404,191	57,071,022
Accumulated deficit	(70,988,628)	(67,703,218)
Total Stockholders' Deficiency	(13,458,783)	(10,509,554)

Total Liabilities and Stockholders' Deficiency	$961,655	$1,344,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating Expenses
Salaries and wages	$257,776	$768,226	$876,723	$1,322,053
Professional fees	185,220	416,484	1,056,188	920,257
General and administrative	91,302	98,519	510,361	351,474
Warrant expense	-	-	-	6,769,562
Total Operating Expenses	534,298	1,283,229	2,443,272	9,363,346

Loss from Operations	(534,298)	(1,283,229)	(2,443,272)	(9,363,346)

Other Income & Expenses
Interest expense, net	(190,417)	(239,384)	(526,342)	(477,484)
Amortization of debt discount	(254,191)	-	(343,731)	(44,960)
Loss on settlement of debt	-	(728,328)	-	(728,328)
Change in fair value of derivative liability	(72,065)	-	(72,065)	-
Income from legal settlement	50,000	-	100,000	-
Total Other expense	(466,673)	(967,712)	(842,138)	(1,250,772)

Loss Before Income Taxes	(1,000,971)	(2,250,941)	(3,285,410)	(10,614,118)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,000,971)	$(2,250,941)	$(3,285,410)	$(10,614,118)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.10)

Weighted Average Number of Common Shares Outstanding- Basic and Diluted	124,361,407	114,366,529	123,370,391	109,857,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2017	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Stock issued for warrants	-	-	39,000	39	9,481	-	9,520
Stock issued for services	-	-	673,345	673	138,313	-	138,986
Stock issued for cash, net of offering costs	-	-	1,900,000	1,900	119,240	-	121,140
Stock issued for conversions of notes payable	-	-	400,000	400	17,790		18,190
Beneficial conversion features	-	-	-	-	34,975	-	34,975
Reclassification of derivative liability	-	-	-	-	13,370	-	13,370
Net Loss	-	-	-	-	-	(3,285,410)	(3,285,410)
Balance, September 30, 2018 (unaudited)	-	$-	125,654,592	$125,654	$57,404,191	$(70,988,628)	$(13,458,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For nine months ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net loss	$(3,285,410)	$(10,614,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	510	844
Change in fair value derivative liability	72,065	-
Stock issued for services	138,986	380,683
Loss on settlement of debt	-	728,328
Warrant expense	-	6,769,562
Amortization of debt discount	343,731	44,960
Changes in assets and liabilities:
Prepaid expenses	5,000	28,808
Accounts payable & accrued expenses	1,171,630	1,574,149
Net Cash Used In Operating Activities	(1,553,488)	(1,086,784)

Cash Flow From Investing Activities:
Cash acquired from TetriDyn Solutions, Inc.	-	4,512
Assets under construction	(30,000)	(72,853)
Cash paid to TetriDyn Solutions, Inc.	-	(49,773)
Net Cash Used In Investing Activities	(30,000)	(118,114)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(64,376)	(25,000)
Repayment of notes payable	(3,880)	-
Proceeds from notes payable	499,156	-
Proceeds from convertible notes payable	615,087	80,000
Proceeds from notes payable - related party	-	200,000
Proceeds from due to related party	-	281,746
Proceeds from issuance of common stock, net of offering costs	121,140	45,000
Proceeds from exercise of warrants	9,520	748,535
Stock repurchased from related parties	-	(111,440)
Net Cash Provided by Financing Activities	1,176,647	1,218,841

Net (decrease) increase in cash and cash equivalents	(406,841)	13,943
Cash and cash equivalents at beginning of period	425,015	7,495
Cash and Cash Equivalents at End of Period	$18,174	$21,438

Supplemental disclosure of cash flow information
Cash paid for interest expense	$32,432	$18,012
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$34,975	$-
Convertible note payable and accrued interest - related party converted to common stock	$-	$81,342
Note payable and accrued interest converted to common stock	$-	$653,230
Note payable and accrued interest - related party converted to common stock	$-	$826,231
Convertible note payable converted to common stock	$18,190	$-
Reclassification of derivative liability	$13,370	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION
AND SUBSIDIARIES

Notes to Condensed Consolidated September 30, 2018 Financial Statements
(Unaudited)

Note 1: Source of Business and Basis of Presentation

Ocean Thermal Energy Corporation is currently in the businesses of:

●
OTEC and SWAC—designing Ocean Thermal Energy Conversion (“OTEC”) power plants and Seawater Air Conditioning (“SWAC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

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

On May 25, 2017, we received approval from the Financial Industry Regulatory Authority (“FINRA”) to change the trading symbol for our common stock to “CPWR,” pronounced “sea power” to reflect our core technology, from “TDYS.” Our common stock began formally trading under the symbol “CPWR” on June 21, 2017.

On May 9, 2017, TetriDyn Solutions, Inc. (“TDYS”) acquired Ocean Thermal Energy Corporation (“OTE”) in a merger (the “Merger”), in which outstanding securities of OTE were converted into securities of TDYS, which changed its name to Ocean Thermal Energy Corporation. For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of TDYS with OTE as the accounting acquirer. The historical financial statements of the accounting acquirer became the financial statements of the company. We did not recognize goodwill or any intangible assets in connection with the transaction. The 110,273,767 shares issued to the shareholders of the accounting acquirer in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical financial statements include the operations of the accounting acquirer for all periods presented and the accounting acquiree for the period from May 9, 2017, through December 31, 2017. Our accounting year end is December 31, which was the year-end of the accounting acquirer.

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2017, including the financial statements and notes.

Note 2: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $3,285,410 and used $1,553,488 of cash in operating activities for the nine months ended September 30, 2018. We had a working capital deficiency of $14,213,930 and a stockholders’ deficiency of $13,458,783 as of September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3: Income Taxes

The Tax Cuts and Jobs Act (the “TCJA”) significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limited the tax deduction for interest expense; limited the deduction for net operating losses to 80% of current year taxable income and eliminated net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modified or repealed many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repealed the federal alternative minimum tax.

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

No income tax expense was recognized for the nine months ended September 30, 2018 and 2017, due to the net losses incurred in these periods. We are subject to audit by the Internal Revenue Service, various states, and foreign jurisdictions for the prior three years. There has not been a change in our unrecognized tax positions since December 31, 2017, and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We do not have any accrued interest or penalties associated with any unrecognized tax benefits, and no interest expense related to unrecognized tax benefits was recognized during the nine months ended September 30, 2018.

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

Note 4: Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at September 30, 2018, and December 31, 2017, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value, on a recurring basis under level 3 at September 30, 2018 (See Note 9).

Note 5: Net Loss per Common Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 333,573 and 0 shares issuable upon the exercise of warrants and options and 20,798,618 and 7,576,778 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the interim periods ended September 30, 2018 and 2017, respectively.

Note 6: Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 7: Business Segments

We conduct operations in various foreign jurisdictions where we are developing projects to use our technology. Our segments are based on the location of these projects. The U.S. territories segment consists of projects in the U.S. Virgin Islands and Guam and the other segment currently consists of projects in the Cayman Islands. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs, and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information is as follows:

	September 30, 2018
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$39,016	$757,738	$164,901	$961,655
Net Loss	$(3,285,410)	$-	$-	$(3,285,410)
Property and equipment	$842	$-	$-	$842
Capitalized construction in process	$-	$757,738	$164,901	$922,639
Depreciation	$510	$-	$-	$510
Addtions to capitalized construction in process	$-	$30,000	$-	$30,000

	September 30, 2017
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$24,701	$870,140	$48,998	$943,839
Net loss	$(10,614,118)	$-	$-	$(10,614,118)
Property and equipment	$1,522	$-	$-	$1,522
Capitalized construction in process	$-	$870,140	$48,998	$919,138
Depreciation	$844	$-	$-	$844
Additions to capitalized construction in process	$-	$72,853	$-	$72,853

For the period ended September 30, 2018, the U.S. territories are comprised of the U.S. Virgin Islands project (approx. $750,000) and the Guam project (approx. $165,000). Other territories are comprised of the Cayman Islands project; however during the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction were considered to be impaired due to the uncertainty of the project and were written off. There were $30,000 additions and no write offs to assets under construction in the nine months of 2018.

Note 8: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG) (the “EDA-#180 loan”). The remaining balance on the loan at the date of the Merger was $14,974. The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal was $8,392 with accrued interest of $0 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “EDA-#273 loan”). The remaining balance on the loan at the date of the Merger was $94,480. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,174 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “MICRO I-#274 loan”). The remaining balance on the loan at the date of the Merger was $23,619. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,619 with accrued interest of $4,601 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (the “MICRO II-#275 loan”). The remaining balance on the loan at the date of the Merger was $23,620. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $23,620 with accrued interest of $5,903 as of September 30, 2018. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the “EIDC loan”). The remaining balance on the loan at the date of the Merger was $85,821. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $37,879 as of September 30, 2018. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The remaining balance on the loan at the date of the Merger was $50,000. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $20,101 as of September 30, 2018. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc. (“JPF”), an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2018, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $88,964 on the Consolidated Note.

On November 23, 2015, we borrowed $50,000 from JPF pursuant to a promissory note. We received $37,500 before December 31, 2015, and $12,500 after the year-end. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 30, 2018, the outstanding balance was $50,000, plus accrued interest of $8,323. We have recorded a debt discount of $50,000 for the fair value of derivative liability and amortized $23,333 of debt discount as of September 30, 2018 (see Note 9).

On February 25, 2016, we borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of September 30, 2018, the outstanding balance was $50,000, plus accrued interest of $7,911.

On May 20, 2016, we borrowed $50,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of September 30, 2018, the outstanding balance was $50,000, plus accrued interest of $7,063.

On October 20, 2016, we borrowed $12,500 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the note was amended to eliminate the conversion feature. As of September 30, 2018, the outstanding balance was $12,500, plus accrued interest of $1,497.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 30, 2018, the outstanding balance was $12,500, plus accrued interest of $1,563. We have recorded a debt discount of $12,500 for the fair value of derivative liability and amortized $5,833 of debt discount as of September 30, 2018 (see Note 9).

On October 20, 2016, we borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 5, 2017, the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of September 30, 2018, there was an outstanding balance of accrued interest of $904.

On December 21, 2016, we borrowed $25,000 from JPF pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 30, 2018, the outstanding balance was $25,000, plus accrued interest of $2,700. We have recorded a debt discount of $25,000 for the fair value of derivative liability and amortized $11,667 of debt discount as of September 30, 2018 (see Note 9).

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. As of September 30, 2018, the outstanding balance was $1,000,000, plus accrued interest of $611,393.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula and expires on September 30, 2023. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with a proposed external financing source, the board repriced the warrants to $0.00, exercised the warrants, and issued shares of common stock. On August 15, 2017, loans of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The shares were recorded at fair value of $1,165,892, which resulted in a loss on settlement of debt of $728,328 on the conversion date. As of September 30, 2018, the loan balance was $158,334 and the accrued interest was $80,901.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2018, the balance outstanding was $130,000, and the accrued interest as of that date was $48,200.

On January 18, 2018, the holder of a $2,265,000 note issued in 2014 agreed to extend the due date for repayment to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. For the nine months ended September 30, 2018, we repaid $35,000. As of September 30, 2018, the note balance was $1,102,500 and the accrued interest was $483,642.

We have $300,000 in principal amount of outstanding notes, including $100,000 due to a related party, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC project’s financial closing. Accrued interest totaled $230,179 as of September 30, 2018.

The due date of April 17, 2017, on a $50,000 promissory note, has been extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $17,639 as of September 30, 2018. We have recorded $149 of debt discount for the fair value derivative liability and fully amortized $149 of the debt discount as of September 30, 2018.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. As of September 30, 2018, the balance outstanding was $177,000, plus accrued interest of $28,328.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. As of September 30, 2018, the outstanding balance for all four notes was $80,000, plus accrued interest of $5,793.

On November 6, 2017, we entered into an agreement and promissory note with JPF to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation, September 30, 2018, or when we are otherwise able to pay. For the nine months ended September 30, 2018, we repaid $18,500. As of September 30, 2018, the outstanding balance was $612,193 and the accrued interest was $64,926. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2018, or when we are otherwise able to pay.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors, in the aggregate principal amount of $979,156 as of September 30, 2018. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. In connection with the issuance of the notes, for each note purchased, the note holder will receive a warrant as follows:

$10,000 note with a warrant to purchase 2,000 shares
$20,000 note with a warrant to purchase 5,000 shares
$25,000 note with a warrant to purchase 6,500 shares
$30,000 note with a warrant to purchase 8,000 shares
$40,000 note with a warrant to purchase 10,000 shares
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of September 30, 2018, and December 31, 2017, the balance outstanding was $979,156 and $490,000, respectively. As of September 30, 2018, and December 31, 2017, the accrued interest was $47,798 and $613, respectively. As of September 30, 2018, and December 31, 2017, we had issued warrants to purchase 262,000 and 134,000 shares of common stock, respectively. As of September 30, 2018, and December 31, 2017, we determined that the warrants had a fair value of $34,975 and $41,044, respectively, based on the Black-Scholes pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of September 30, 2018, we have amortized $41,153 of debt discount. As of September 30, 2018, warrants to purchase 39,000 shares have been exercised (see Note 9) and the debt discount related to the exercised warrants has been fully expensed. As of September 30, 2018, we have recorded a debt discount of $13,514 for the fair value of derivative liability and amortized $1,645 of debt discount. As of September 30, 2018, $21,367 of the principal payments of two notes is due and in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 to us and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. As of the September 30, 2018, we have received five tranches totaling $482,222 with debt issuance cost of $91,222. The debt issuance cost is amortized over the life of the note. In addition, we also issued warrants to purchase 56,073 shares of common stock in accordance with a non-exclusive finder’s fee arrangement (see Note 10). These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of September 30, 2018, we have amortized $87,628 of the debt issuance cost. During the quarter ended September 30, 2018, L2 Capital converted $18,190 of the note into 400,000 shares of common stock at an average conversion price of $0.045 per share. As of September 30, 2018, we have recorded a debt discount of $475,503 for the fair value of derivative liability and amortized $114,388 of debt discount. As of September 30, 2018, the outstanding balance was $464,032 and the accrued interest was $19,319. A total of $186,254 of the notes is in default as of September 30, 2018.

On May 22, 2018, we executed a convertible note with Collier Investments, LLC, an unaffiliated California company, in the amount of $281,250 with an interest rate of 12% per annum. The maturity date of the note is the earlier of: (i) seven months after the issuance date; or (ii) the date on which we consummate a capital-raising transaction for $6,000,000 or more primarily from the sale of equity in the company. The note, or any portion of it, can be convertible by the holder into shares of our common stock at any time after the issuance date. The conversion price is equal to the lesser of 80% multiplied by the price per share paid by the investors in a “qualified financing” (as defined in the note) or $0.20, subject to certain adjustments. At any time within a 90-day period following the issuance date, we have the option to prepay 145% of the outstanding balance. There was an original issue discount and transaction fees of $36,250, yielding net proceeds of $245,000 to us. In addition, we paid a finder’s fee of $20,914. The original issue discount and transaction and finder fees are being amortized over the life of the notes payable as debt issuance cost. For the nine months ended September 30, 2018, we amortized $34,459 of debt issuance cost. The accrued interest as of September 30, 2018, was $12,094. We have recorded a debt discount of $69,941 for the fair value of derivative liability and amortized $23,500 of debt discount as of September 30, 2018.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2018, we have recorded $125 of debt discount for the fair value derivative liability and fully amortized $125 of the debt discount. As of September 30, 2018 the balance outstanding was $10,000 and the accrued interest was $18.

The following convertible notes and notes payable were outstanding at September 30, 2018:

								Related Party		Non Related Party
Issuance Date	Maturity Date	Interest Rate	In Default	Original Principal	Principal at September 30, 2018	Debt Discount at September 30, 2018	Carrying Amount at September 30, 2018	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	8,392	-	8,392	-	-	8,392	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000	-
11/23/2015	(1)	6.00%	No	50,000	50,000	26,667	23,333	23,333	-	-	-
2/25/2016	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	(1)	6.00%	No	12,500	12,500	6,667	5,833	5,833	-	-	-
12/21/2016	(1)	6.00%	No	25,000	25,000	13,333	11,667	11,667	-	-	-
3/9/2017	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000		-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000		-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000		-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000		-	15,000
12/20/2017	(2)	10.00%	Yes**	979,156	979,156	46,735	932,421		-	932,421
11/6/2017	(3)	10.00%	No	646,568	612,193	-	612,193	612,193	-	-	-
2/19/2018	(4)	8.00%	Yes**	464,032	464,032	364,709	99,323		-	99,323	-
5/24/2018	12/24/2018	12.00%	No	281,250	281,250	69,146	212,104		-	212,104	-
9/19/2018	9/28/2021	6.00%	No	10,000	10,000	-	10,000				10,000
Totals					$6,224,777	$527,257	$5,697,520	$3,569,406	$-	$1,959,780	$168,334

(1)
Maturity date is 90 days after demand.
(2)
Note payables were issued on various dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3)
Principal and accrued interest will be due and payable at the earliest of A). resolution of Memphis litigation; B). December 31, 2018 , or C). when OTE is able to pay.
(4)
Note payables were issued on various dates between February and May 2018 and are due in 6 months from issuance date.
**
Partially in default as of September 30, 2018

The following convertible notes and notes payable were outstanding at December 31, 2017:

Issuance	Maturity	Interest		Original	Principal at	Debt Discount at	Carrying Amount at	Related Party		Non Related Party
Date	Date	Rate	In Default	Principal	December 31, 2017	December 31, 2017	December 31, 2017	Current	Long-Term	Current	Long-Term
12/12/2006	1/5/2013	6.25%	Yes	58,670	12,272	-	12,272	-	-	12,272	-
12/1/2007	9/1/2015	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
9/25/2009	10/25/2011	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/2009	12/23/2014	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/2009	12/23/2014	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,137,500	-	1,137,500	1,137,500	-	-	-
12/22/14	03/31/15	12.00%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	12.00%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
3/12/2015	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
4/7/15	04/17/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/2015	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
2/25/2016	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
5/20/2016	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/2016	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/2016	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/2016	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
3/9/2017	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
7/13/2017	7/13/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/18/2017	7/18/2019	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
7/26/2017	7/26/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
7/27/2017	7/27/2019	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/2017	(2)	10.00%	No	490,000	490,000	41,044	448,956	-	-	-	448,956
11/6/2017	(3)	10.00%	No	646,568	641,568	-	641,568	641,568	-	-	-
Totals					$5,048,594	$41,044	$5,007,550	$3,680,448	$-	$639,812	$687,290

(1)
Maturity date is 90 days after demand.
(2)
Note payables were issued on various dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3)
Principal and accrued interest will be due and payable at the earliest of A). resolution of Memphis litigation; B). December 31, 2018 , or C). when OTE is able to pay.

Note 9: Derivative Liability

We measure the fair value of our assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

On August 19, 2018, the note issued to L2 Capital on February 19, 2018 went into default. In accordance with the terms of note, at any time on or after the occurrence of any event of default, the conversion price per share will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value, as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at September 30, 2018	Quoted prices in active markets for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative Liability	$705,278	$-	$-	$705,278

The tables below set forth a summary of changes in fair value of our Level 3 financial liabilities for the nine months ended September 30, 2018. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2018:

Derivative Liability
Derivative liability as of December 31, 2017	$-
Fair value at the commitment date for convertible instruments	1,093,095
Change in fair value of derivative liability	(374,447)
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	(13,370)
Derivative liability as of September 30, 2018	$705,278

Change in Fair Value
of Derivative
Liability*
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	446,512
Gains/(losses) from the change in fair value of derivative liability	(374,447)
Change in fair value of derivative liability at the end of period	$72,065
_________________
*
Gains/(losses) related to the revaluation of Level 3 financial liabilities is included in “Change in fair value of derivative liability” in the accompanying condensed consolidated unaudited statement of operations.

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	Commitment Date	Remeasurement Date**
Expected dividends	0%	0%
Expected volatility	81% to 499%	87% to 502%
Risk free interest rate	2.05% to 2.96%	2.19% to 2.94%
Expected term (in years)	0.25 to 5.0	0.23 to 4.98
_________________
**
The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 10: Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2018, we issued 673,345 shares of common stock for services performed with a fair value of $138,986.

For the nine months ended September 30, 2018, we issued 1,500,000 shares of common stock for financing to L2 Capital with a fair value of $81,140 in cash, net of offering cost.

For the nine months ended September 30, 2018, we issued 400,000 shares of common stock for to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $18,190.

For nine months ended September 30, 2018, note holders elected to exercise warrants to purchase 39,000 shares of common stock for $9,520 in cash.

For the nine months ended September 30, 2018, we sold 400,000 shares of common stock for $40,000 in cash.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the nine months ended September 30, 2018:

	Number of	Weighted Average
Warrants	Warrants	Exercise Price
Balance at December 31, 2017	134,000	$0.27
Granted	238,573	$0.22
Exercised	(39,000)	$0.24
Forfeited	-
Balance at September 30, 2018	333,573	$0.19

The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.06 per share on September 30, 2018. The intrinsic value of warrants to purchase 333,573 shares on that date was $2,210.

We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility ranging from 466-509%; risk-free interest rate ranging from 2.01-2.85%, and an expected life of three years.

During the quarter ended September 30, 2018, we issued warrants to purchase 108,573 shares of our common stock, none of which has been exercised, to Craft Capital Management, LLC, as a finder’s fee for debt and equity transactions between L2 Capital and us.

Note 11: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date,” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018. During the nine months ended September 30, 2018, we executed nine put options for L2 Capital to purchase 1,500,000 shares of common stock (see Note 10).

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have an exercise price ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms. As of September 30, 2018, we have issued to Craft warrants to purchase 108,573 shares of common stock, none of which has been exercised, as a finder’s fee for debt and equity transactions between L2 Capital and us (see Note 8).

On August 7, 2018, we signed a non-binding letter of intent proposing to acquire a heavy-duty commercial air conditioning company. We believe that the acquisition will help support our existing projects and enable us to enter new markets. Closing is subject to additional due diligence, the negotiation of definitive agreements, satisfaction of agreed conditions, and financing. We continue to focus our efforts on satisfying the above conditions.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. The collection process is ongoing and defendants are cooperating in proceeding with payments.

Consulting Agreements

For the nine months ended September 30, 2018, we issued 673,345 shares of common stock for services performed with a fair value of $138,986.

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, we have not issued the shares. As of September 30, 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of September 30, 2018, we have not issued the shares and have accrued the amount.

Employment Agreements

On January 1, 2011, we entered into a five-year employment agreement with our chief executive officer, which provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, our chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times his annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more in revenue to us. Our chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years.

On June 29, 2017, the board of directors approved extending the employment agreements for the chief executive officer and the senior financial advisor for an additional five years. The salary and other compensation were increased to account for inflation since the original employment agreements were executed and became effective June 30, 2017. These modifications were never reduced to writing.

Note 12: Related-Party Transactions

For the nine months ended September 30, 2018, we paid rent of $90,000 to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, the due date of a 2015 related-party note payable was extended to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. The balance on the note payable was $1,102,500 and accrued interest was $483,642 as of September 30, 2018.

On March 6, 2018, the due date of a 2012 related-party note payable was extended to December 31, 2018. The balance on the note payment was $1,000,000 and accrued interest was $611,393 as of September 30, 2018.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The outstanding balance was $177,000 and accrued interest was $28,328 as of September 30, 2018.

On November 6, 2017, we entered into an agreement and promissory note with JPF to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), September 30, 2018, or when we are otherwise able to pay. As of September 30, 2018, the outstanding balance was $612,193 and the accrued interest was $64,196. For the nine months ended September 30, 2018, we repaid $19,374. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2018, or when we are otherwise able to pay.

We remain liable for the loans made to TDYS by JPF before the Merger. As of September 30, 2018, the outstanding balance of these loans was $581,880 and the accrued interest was $117,363.

Note 13: Subsequent Events

Subsequent to September 30, 2018, we executed three put options for L2 Capital to purchase 800,000 shares of common stock for $25,764 in cash, net of offering cost.

Subsequent to September 30, 2018, we issued warrants to purchase 16,500 shares of our common stock to Craft Capital as a finder’s fee for debt and equity transactions between L2 Capital and us. None of the warrants been exercised.

Subsequent to September 30, 2018, we issued 900,000 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $25,197.

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

Certain information included herein contains statements that may be considered forward-looking statements such as statements relating to our anticipated revenues, gross margins and operating results, estimates used in the preparation of our financial statements, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements; the continued growth of our industry; the success of marketing and sales activity; the dependence on existing management; the availability and cost of substantial amounts of project capital; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic and global economic conditions; the inherent uncertainty and costs of prolonged arbitration or litigation; and changes in federal or state tax laws or the administration of such laws.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

We had no revenue in the three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, we had salaries and wages of $257,776, compared to salaries and wages of $768,226 during the same three-month period for 2017, a decrease of 66.4%, which can be attributed to decreasing our staff due to the lack of revenue.

During the three months ended September 30, 2018 and 2017, we recorded professional fees of $185,220 and $416,484, respectively, a decrease of 55.5%, due primarily to consulting fees paid to outside consultants for analyses done for potential acquisitions in the third quarter of 2017.

We incurred general and administrative expenses of $91,302 during the three months ended September 30, 2018, compared to $98,519 for the same three-month period for 2017, a 7.3% decrease. This is a very minimal change in general and administrative expenses.

Our interest expense was $190,417 for the three months ended September 30, 2018, compared to $239,384 for the same period of the previous year, a decrease of 20.5%.

Our debt discount amortization was $254,191 for the three months ended September 30, 2018, compared to $0 for the same period of the previous year due to the amortization of original issue discount fees on two new loans. In addition, there was change in the fair value of the derivative liability of $72,065 during the three months ending September 30, 2018, and $0 for the same period in 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

We had no revenue in the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, we had salaries and wages of $876,723, compared to salaries and wages of $1,322,053 during the same period for 2017, a decrease of 33.7%, which is attributable to a decrease in staff because of cost-cutting measures due to our lack of revenue.

During the nine months ended September 30, 2018 and 2017, we recorded professional fees of $1,056,188 and $920,257, respectively, an increase of 14.8%, due primarily to consulting fees paid to outside consultants for due diligence on potential acquisitions.

General and administrative expenses were $510,361 during the nine months ended September 30, 2018, and $351,474 for the same period in 2017, a 45.2% increase. This increase is due to travel expenses incurred for due diligence on a potential acquisition and for increased marketing expense incurred in trying to increase our visibility.

Our interest expense was $526,342 for the nine months ended September 30, 2018, compared to $477,484 for the same period of the previous year, an increase of 10.2%, due to the increase in outstanding notes and loans payable.

During the nine months ended September 30, 2017, we repriced warrants to purchase 14,692,500 shares of common stock and options to purchase 100,000 shares of common stock to $0. The warrants and options were then exercised, and we issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562, which we recognized as an expense in operations.

Our debt discount and loan fee expenses were $343,731 for the nine months ended September 30, 2018, compared to $44,960 for the same period of the previous year, an increase of 665%. Debt discount amortization for the 2018 period increased due to our payments of original discount fees and transaction fees for L2 Capital, LLC and Collier Investments, LLC. The expense also reflects the fair value of warrants issued with notes payable and recorded as discount, which we amortized during the period. In addition, there was change in the fair value of the derivative liability of $72,065 during the nine months ended September 30, 2018, and $0 for the same period in 2017.

Liquidity and Capital Resources

At September 30, 2018, our principal source of liquidity consisted of $18,174 of cash, as compared to $425,015 of cash at December 31, 2017. In addition, our stockholders’ deficiency was $13,458,783 at September 30, 2018, compared to stockholders’ deficiency of $10,509,554 at December 31, 2017, an increase in the deficiency of $2,949,229.

Our operations used net cash of $1,553,488 during the nine months ended September 30, 2018, as compared to using net cash of $1,086,784 during the nine months ended September 30, 2017. The change was primarily due to the $6,769,562 warrant expense that impacted 2017.

Investing activities for the nine months ended September 30, 2018 and 2017, used cash of $30,000 and $118,114, respectively. All of the cash used in investing during the first nine months of 2018 was an increase in our assets under construction. Of cash used in the first nine months of 2017, $72,853 was an increase in our assets under construction and the balance represents cash paid in connection with the Merger.

Financing activities provided cash of $1,176,647 for our operations during the nine months ended September 30, 2018, as compared to $1,218,841, a decrease of 3.5%. One of the major factors was the decrease in proceeds from warrants that were exercised of approximately $740,000 in 2017; however, some of this was offset by notes payable proceeds from unrelated parties. In 2017, we received approximately $482,000 as proceeds from related parties’ notes payable as compared to $0 in 2018.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2018, we had negative working capital (current assets minus current liabilities) of $14,213,930. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. The collection process is ongoing and defendants are cooperating in proceeding with payments.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. If we are unable to access the L2 Capital equity line as described above, we believe our current available cash may be insufficient to meet our cash needs for the near future. We cannot assure that the L2 Capital equity line or other financing will be available in amounts or terms acceptable to us, if at all. Further, we cannot assure that we will be able to collect all or any portion of our judgment against third parties as discussed above. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 6 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2018, because certain deficiencies involving internal controls constituted material weaknesses, as discussed below.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. We have reason to believe the defendants have adequate assets to satisfy this judgment in full. The collection process is ongoing and information will be updated as it progresses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2018, we issued 42,688 shares of common stock for services performed with a fair value of $8,020.

For the three months ended September 30, 2018, we sold 1,500,000 of common stock to L2 Capital, LLC per the equity agreement for $81,140 in cash, net of offering cost.

For the three months ended September 30, 2018, note holders elected to exercise warrants to purchase 5,000 shares of common stock for $425 in cash.

For the three months ended September 30, 2018, we issued 400,000 shares of common stock for to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $18,190.

For the three months ended September 30, 2018, we sold 400,000 shares of common stock for $40,000 in cash.

Subsequent to September 30, 2018, we executed three put options for L2 Capital to purchase 800,000 shares of common stock for $25,764 in cash, net of offering cost.

Subsequent to September 30, 2018, we issued warrants to purchase 16,500 shares of our common stock to Craft Capital as a finder’s fee for debt and equity transactions between L2 Capital and us. None of the warrants been exercised.

Subsequent to September 30, 2018, we issued 900,000 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $25,197.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal is $9,556 and the accrued interest is $0.00 as of September 30, 2018. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $37,879 as of September 30, 2018. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $20,101 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,480 and the accrued interest is $21,174 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $4,601 as of September 30, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,619 and the accrued interest is $5,903 as of September 30, 2018. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at September 30, 2018, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed, and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $213,312 as of September 30, 2018. As of September 30, 2018, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of September 30, 2018, and December 31, 2017, the balance outstanding was $979,156 and $490,000, respectively. As of September 30, 2018, and December 31, 2017, the accrued interest was $47,798 and $613, respectively. As of September 30, 2018, $21,367 of the principal payments of two notes is due and in default.

On February 16, 2018, we borrowed funds from L2 Capital. The interest rate is 8%, and the maturity date was August 19, 2018. The loan principal is $102,921 and the accrued interest is $5,898 as of September 30, 2018. This note is in default.

On March 7, 2018, we borrowed funds from L2 Capital. The interest rate is 8%, and the maturity date was September 7, 2018. The loan principal is $83,333 and the accrued interest is $3,827 as of September 30, 2018. This note is in default.

On April 2, 2018, we borrowed funds from L2 Capital. The interest rate is 8%, and the maturity date was October 2, 2018. The loan principal is $111,111 and the accrued interest is $4,469 as of September 30, 2018. This note is in default.

On April 16, 2018, we borrowed funds from L2 Capital. The interest rate is 8%, and the maturity date was October 16, 2018. The loan principal is $111,111 and the accrued interest is $4,123 as of September 30, 2018. This note is in default.

On May 2, 2018, we borrowed funds from L2 Capital. The interest rate is 8%, and the maturity date was November 2, 2018. The loan principal is $55,556 and the accrued interest is $1,002 as of September 30, 2018. This note is in default.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
31.02	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101***	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
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

OCEAN THERMAL ENERGY CORPORATION

Date: November 13, 2018	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)