Form 10-K
period 2018-12-31
Ocean Thermal Energy Corp
filed 2019-03-22
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $11,359,319.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2019, there were 132,838,944 shares of the registrant’s common stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” and “our company” refer to Ocean Thermal Energy Corporation, a Nevada corporation. All amounts in this report are in U.S. dollars, unless otherwise indicated.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking” statements as such term is defined by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases, which represent our expectations or beliefs, including statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict,” or “continue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, management and maintenance of growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of OTEC systems, and any other factors discussed in this and our other filings with the SEC.

These risks, uncertainties, and other factors include those set forth under “Risk Factors” of this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this report.

This report contains forward-looking statements, including statements regarding, among other things:

●
our ability to continue as a going concern;

●
our anticipated needs for working capital

●
our ability to secure financing

●
the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

●
the financial model for our proposed projects has not been tested and may not be successful;

●
we are subject to changing attitudes about environmental risks;

●
our projects will be subject to substantial regulation;

●
our efforts to develop OTEC and SWAC/LWAC plants are subject to many financial, technical, managerial, and sales risks that may make us unsuccessful;

●
our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

●
technological advances may render our technologies obsolete; and

●
operational problems, natural events or catastrophes, casualty loss, or other events may impair the commercial operation of our projects.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including the risks outlined under “Risk Factors,” and matters described in this report generally. In light of these risks and uncertainties, we cannot assure that the forward-looking statements contained in this report will in fact occur. In addition to the information expressly required to be included in this report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

PART I

ITEM 1. BUSINESS

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

We previously operated under the corporate name of TetriDyn Solutions, Inc. (“TetriDyn”). On March 10, 2017, TetriDyn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OTE. On May 9, 2017, TetriDyn consummated the acquisition of all outstanding equity interests of OTE pursuant to the terms of the Merger Agreement, with a newly created Delaware corporation that is wholly owned by TetriDyn (“TetriDyn Merger Sub”), merging with and into OTE (the “Merger”) and OTE continuing as the surviving corporation and a wholly owned subsidiary of TetriDyn. Effective upon the consummation of the Merger (the “Closing”), the OTE stock issued and outstanding or existing immediately prior to the Closing was converted at the Closing into the right to receive newly issued shares of TetriDyn common stock. As a result of the Merger, TetriDyn succeeded to the business and operations of OTE. In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common shares, TetriDyn filed with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation.”

Our Business

We develop projects for renewable power generation, desalinated water production, and air conditioning using proprietary intellectual property designed and developed by our own experienced oceanographers, engineers, and marine scientists. Plants using our technologies are designed to extract energy from the temperature difference between warm surface ocean water and cold deep seawater at a depth of approximately 3,000 feet. We believe these technologies provide practical solutions to mankind’s fundamental needs for sustainable, affordable energy; desalinated water for domestic, agricultural, and aquaculture uses; and cooling, all without the use of fossil fuels.

●
Ocean Thermal Electrical Conversion, known in the industry as “OTEC,” power plants are designed to produce electricity. In addition, some of the seawater running through an OTEC plant can be desalinated efficiently, producing fresh water for agriculture and human consumption.

●
Seawater Air Conditioning, known in its industry as SWAC/LWAC, plants are designed to use cold water from ocean depths to provide air conditioning for large commercial buildings or other facilities. This same technology can also use deep cold water from lakes, known as Lakewater Air Conditioning or LWAC.

Both OTEC and SWAC/LWAC systems can be engineered to produce desalinated water for potable, agricultural, and fish farming/aquaculture uses.

Many applications of technologies based on ocean temperature differences between surface and deep seawater have been developed at the Natural Energy Laboratory of Hawaii Authority, or NELHA, test facility (http://nelha.hawaii.gov), including applications for desalinated seawater, fish-farming, and agriculture. We believe our proprietary advances to existing technologies developed by others in the industry enhance their commercialization for the plants we propose to develop.

We have recruited a scientific and engineering team that includes oceanographers, engineers, and marine scientists who have worked for a variety of organizations since the 1970s on several systems based on extracting the energy from the temperature differences between surface and deep seawater, including projects by NELHA, the Argonne National Laboratory (http://www.anl.gov), and others. Note: All URL addresses in this report are inactive textual references only. Our executive team members have complementary experience in leading engineering and technical companies and projects from start-up to commercialization.

In addition, we expect to use our technology in the development of an OTEC EcoVillage, which should add significant value to our business. We will facilitate the development of sustainable living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel free electricity. In the development, buildings will be cooled by energy-efficient and chemical-free systems, and water for drinking, aquaculture, and agriculture will be produced onsite. The OTEC EcoVillage project consists, in part, of an OTEC plant that will provide all power and water to about 400 residences, a hotel, and a shopping center, as well as models of sustainable agriculture, food production, and other economic developments. Each sale of luxury EcoVillage residences will support the development of environmentally responsible affordable communities in tropical and subtropical regions of the world currently in development. Our OTEC EcoVillage will be the first development in the world offering a net-zero carbon footprint. This will be our pilot project, launched to prove the viability of OTEC technology to provide affordable renewable energy for entire communities. We believe this project could be highly profitable and generate significant value for our shareholders. The U.S. Virgin Islands’ Public Service Commission has granted regulatory approval to us for an OTEC plant, and we have identified the specific plots of land for the site. The first draft of the master plan for the entire development has been completed.

Our Vision

Our vision is to bring these technologies to tropical and subtropical regions of the world where about three billion people live. Our market includes 68 countries and 29 territories with suitable sea depth, shore configuration, and market need; we plan to be the first company in the world to design and build a commercial scale OTEC plant and, to that end, have several projects in the planning stages. Our initial markets and potential projects include several U.S. Department of Defense bases situated in the Asia Pacific and other regions where energy independence is crucial. Currently, we have projects in the planning and development stages in Puerto Rico and the U.S. Virgin Islands.

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

Further, we believe that a small, commercial OTEC plant could offer competitive returns even in a market where the cost of electricity is as low as $0.30 per kilowatt-hour, or kWh. For example, the Inter-American Development Bank, an international bank providing development financing in Latin America and the Caribbean, reports that energy prices for hydrocarbon-generated power during 2010-2012 for 15 Caribbean countries averaged $0.33 per kWh, with a high of $0.43 per kWh in Antigua and Barbados. For the U.S. Virgin Islands, the Water and Power Authority of the Virgin Islands reported that as of February 1, 2017, the average price for electricity for commercial customers was nearly $0.40 per kWh. We believe that we have an opportunity to offer base-load energy (the amount of energy required to meet minimum requirements) pricing that is better than our customer’s next best alternative in the markets where electricity costs are $0.30 or more per kWh.

Technology advancements have significantly brought the capital costs of OTEC down to make it competitive compared to traditional energy sources. Technology improvements include larger diameter seawater pipes manufactured with improved materials, increased pumping capabilities from OTEC depths, better understanding of material requirements in the deep ocean environment, more experience in deep water pipeline and cable installation techniques, and more accurate sea bottom mapping technology, which is required for platform positioning and pipe installation. The cold-water pipes at a demonstration site in Hawaii have been in continuous operation for more than 20 years, and the technology has improved significantly since the Hawaiian installation.

We estimate that a small OTEC plant that delivers 13 megawatts (MWs) per hour for 30 years would currently cost approximately $350 million. This is the plant size that we typically propose for our initial target markets to meet 20% or more of their current demand for electricity and a large portion of their need for fresh drinking water and agricultural water. OTEC has been proven in test settings at NELHA, where a Department of Energy-sponsored OTEC plant operated successfully throughout the 1990s to produce continuous, affordable electricity from the sea without the use of fossil fuels. Spin-off technologies of desalination and seawater cooling, developed from the OTEC plant at NELHA, have also become economically and technically feasible.

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

SWAC/LWAC is a process that uses cold water from locations such as the ocean or deep lakes to provide the cooling capacity to replace traditional electrical chillers in an air conditioning system. SWAC/LWAC applications can reduce the energy consumption of a traditional air-conditioning system by as much as 90%. Even when the capital cost amortization of building a typically sized SWAC/LWAC system providing 9,800 tons of cooling ($140-$150 million) are taken into account, SWAC/LWAC can save the customer approximately 25-40% when compared to conventional systems—we estimate savings can be as high as 50% in locations where air temperatures and electricity costs are high. Cooling systems using seawater or groundwater for large commercial structures are in use at numerous locations developed and operated by others worldwide, including Heathrow Airport, UK; Finland (Google Data Center); Cornell University, NY; Stockholm, Sweden; and the City of Toronto, Canada.

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

OTEC and SWAC/LWAC infrastructure offers a modular design that facilitates adding components to satisfy customer requirements and access to a sufficient supply of cold water. These components include reverse-osmosis desalination plants to produce drinkable water, bottling plants to commercialize the drinkable water, and off-take solutions for aquaculture uses (such as fish farms), which benefit from the enhanced nutrient content of deep ocean water. A further advantage of a modular design is that, depending on the patterns of electricity demand and output of the OTEC plant, a desalination plant can be run using the excess electricity capacity.

Currently, OTEC requires a minimum temperature difference of approximately 20 degrees Celsius to operate, with each degree greater than this increasing output by approximately 10-15%. OTEC has potential applications in tropical and subtropical zones. OTEC is particularly well suited for tropical islands and coastal areas with proximate access to both deep water and warm surface water. These communities are typically subject to high and fluctuating energy costs ranging from $0.28-$0.75 per kWh, as they rely on importing fossil fuels for power generation. Data from the National Renewable Energy Laboratory of the U.S. Department of Energy website indicated that at least 68 countries and 29 territories around the globe appear to meet these criteria.

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

SWAC/LWAC is a significantly more cost-effective and environmentally friendly way to implement air-conditioning using cold water sourced from lakes or, analogous with OTEC, deep ocean water, rather than from an electric chiller. Comparing Federal Energy Management Program engineering efficiency requirements of approximately 0.94 kilowatts of electricity per ton of cooling capacity with our own engineering estimates of 0.09 kilowatts of electricity per ton of cooling capacity, as calculated by DCO Energy, our engineering, procurement, and construction partner, we estimate that SWAC/LWAC systems can reduce electricity consumption by up to 80-90% when compared to conventional systems. Therefore, we believe energy reductions may make SWAC/LWAC systems well-suited for large structures, such as office complexes, medical centers, resorts, data centers, airports, and shopping malls. We believe that other SWAC/LWAC plants we may develop will likely achieve similar efficiencies. There are examples of proven successful SWAC/LWAC systems in use, including a large 79,000-ton system used to cool buildings in the downtown area of the City of Toronto, Canada; Google’s data center in Finland operates a SWAC/LWAC system that uses waters from the Baltic Sea to keep servers cool and a system with more than 18,000 tons of cooling is in operation at Cornell University, Ithaca, New York. On January 10, 2018, William S. (Lanny) Joyce joined our board of advisors. Mr. Joyce was the Director of Utilities and Energy Management in the Energy and Sustainability Department at Cornell University, Ithaca, New York. Mr. Joyce initiated and was project manager for the LWAC deep lake water cooling project, an innovative and award-winning project completed in 2000 that provides all of the chilled water production on the central campus utilizing a renewable resource and 86% less energy.

OTEC Versus Other Energy Sources

The construction costs of power plants using any technology are much higher in remote locations, such as tropical islands, than on the mainland of the United States, principally due to the need to transport materials, components, other construction supplies, and labor not available locally. There are also considerations that make those other technologies less attractive in those areas. We believe the consistency of OTEC over its life provides clear advantages over other power-generation technology in the tropical and subtropical markets, because its base-load power (available at all times and not subject to fluctuations throughout the day) is an important asset to the small transmission grid, which is typical in these regions.

Combined-cycle natural gas plants typically need to be capable of generating several hundred MWs to attain the lower cost per kilowatt installed values to make the plant economically feasible. Tropical locations do not have large enough grids and market demand to make that plant size reasonable. Further, tropical locations frequently do not have domestic fuel supplies, requiring fuel to be imported. In order to import natural gas, it must be liquefied for shipment and then vaporized at the location. There are initial cost and public safety concerns with such facilities. In addition, gas-fired plants emit undesirable nitrogen oxide, carbon dioxide, and volatile organic compounds.

Solar applications continue to increase as the cost and effectiveness of photovoltaic panels improve. However, we estimate that the cost to install solar panels in tropical regions remains high. Beyond the issues with shipping and labor costs that all construction must overcome, the design and building code requirements are tougher in storm-prone areas subject to potential wind damage from hurricanes, earthquakes, and typhoons than are typically encountered in mainland nontropical installations. Support structures must be more substantial in order to hold the solar panels in place in case of hurricane-force winds. Solar power, like wind power, places substantial stress on an electrical grid. Since the input of both of these sources is subject to weather conditions, they cannot be considered a reliable supply of power, and back-up capacity is necessary. Further, instantaneous changes in output due to sporadic cloud cover create transient power flow to the grid, creating difficulties in maintaining proper voltages and stability. OTEC is a stabilizing source to the grid, providing constant and predictable power, and has no emissions. The ability of OTEC to provide constant, continuous power is a large benefit as compared to any of the other renewable options available.

Our estimated price for OTEC-generated power of approximately $0.30 per kWh under current economic conditions, which can be as low as $0.18 net per kWh with maximum efficiency and revenue from water production, is also constant both throughout the year and over a plant’s life. OTEC’s power price, determined almost entirely by the amortization of its initial cost, is a protection against inflation and rising interest rates, which greatly affect coal and oil. Customers in our target markets currently pay from $0.35 to as high as $0.60 per kWh for power from coal and oil-fueled power plants. However, imported fuels are subject to price volatility, which has a direct impact on the cost of electricity and adds operating risk during the life of a plant. The fuel handling to allow for the shipping, storage, and local transport is expensive, a potential source of damaging fuel spills and a basis for environmental concerns. Fossil-fuel plants create pollution, emit carbon dioxide, and are visually unappealing, which is of particular concern in tropical areas renowned for their clear, pristine air and beauty. We project OTEC can save these markets up to 40%, compared to their current electrical costs, and when revenues from fresh drinking water, aquaculture, and agriculture production are considered, the justification is even more compelling.

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

Data presented to the Sustainable Use of Oceans in the Context of the Green Economy and the Eradication of Poverty workshop in Monaco in 2011 by Whitney Blanchard of the Office of Ocean and Coastal Resource Management, National Oceanic and Atmospheric Administration, show that at least 98 nations and territories using an estimated five terawatts of potential OTEC net power are candidates for OTEC-power systems. Blanchard specifically notes that Hawaii, Guam, Florida, Puerto Rico, and the U.S. Virgin Islands are suitable for OTEC.

Over the past decade, there have been substantial changes in many areas that have now made the commercialization of OTEC a reality. First and foremost is the price of oil, which until 2006/2007 had been relatively inexpensive.

Recent oil prices have been volatile, owing in large part to political instability in the Middle East and elsewhere. Crude oil prices averaged $71.40 in 2018. Oil prices are almost triple the 13-year low of $26.55/bbl on January 20, 2016. Six months before that, oil had been $60/bbl (June 2015). A year earlier, it had been $100.26/bbl (June 2014).

Facts like these have resulted in increased attention and interest in OTEC in the commercial sector and among candidates. With OTEC power, customers can decouple the price of electricity from the price of oil.

The International Energy Agency’s World Energy Outlook expects liquid natural gas export capacity to grow rapidly in the short term, with major new sources of supply coming mostly from Australia and the United States.

Liquid natural gas prices have collapsed, in part because demand is turning out to be weaker than some previously anticipated. Additionally, many rules and regulations are in effect to mitigate the environmental issues associated with liquid natural gas extraction, transportation, and storage, adding significant costs.

According to the U.S. Environmental Protection Agency, in the United States, nearly 28.5% of 2016 greenhouse gas emissions was generated primarily from burning fossil fuel for our cars, trucks, ships, trains, and planes. Over 90% of the fuel used for transportation is petroleum-based, which includes gasoline and diesel.

The electric power sector accounted for 28.4% of total greenhouse gas emissions in 2016.

According to the U.S. Environmental Protection Agency: “Global carbon emissions from fossil fuels have significantly increased since 1900. Since 1970, CO2 emissions have increased by about 90%, with emissions from fossil fuel combustion and industrial processes contributing about 78% of the total greenhouse gas emissions increase from 1970 to 2011.”

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

The U.S. Energy Information Administration states that renewable energy plays an important role in reducing greenhouse gas emissions. Using renewable energy can reduce the use of fossil fuels, which are major sources of U.S. carbon dioxide emissions. The consumption of biofuels and other nonhydroelectric renewable energy sources more than doubled from 2000 to 2017, mainly because of state and federal government requirements and incentives to use renewable energy. The U.S. Energy Information Administration projects that U.S. renewable energy consumption will continue to increase through 2050.

People in many countries today, including the United States, are concerned with environmental issues caused by fossil-fuel-generated power. Gallup surveys find public acceptance of climate change is rising. The number of Americans that the organization terms “concerned believers” on climate change has risen from 37% in 2015 to 47% in 2016 and to 50% in the spring of 2017. NASA has long confirmed the scientific consensus that the Earth’s climate is warming.

The international concern about the harmful effects of climate change led to the negotiation of the Paris Agreement in December 2015 as the culmination of the 2015 United Nations Climate Change Conference. The agreement provides for members to reduce their carbon output as soon as possible and to do their best to keep global warming to no more than two degrees Celsius, or 3.6 degrees Fahrenheit. In order to achieve the desired results, there would have to be a worldwide reduction in emissions from fossil fuels and a shift to renewable resources. President Donald Trump has pulled the United States out of the Paris accord, but other Americans are standing with the world to help fight the ‘existential crisis’ of global warming, A coalition of 14 U.S. states, including California and New York, have said they are on track to meet the U.S. target of a 26-28% reduction in greenhouse gas emissions by 2025, compared to 2005 level.

In November 2017, the United Nations Climate Conference opened in Bonn, Germany, with the aim of a greater ambition for climate action, as the world body’s weather agency issued a stark warning that 2017 was set to be among the three hottest years on record.

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

In the last four years, several large companies have used their OTEC technology experience to introduce OTEC systems worldwide, supporting the argument that the technology is now at the point where it can be introduced at a commercial level:

●
In June 2014, the French companies, Akuo Energy and DCNS (now Naval Energies), were funded to construct and install a number of OTEC plants adding up to 16 MWs of power generation outside the coastline of Martinique in the Caribbean. This is by far the biggest OTEC project announced to date, and the European Union has allocated €72 million (about $82 million at current exchange rates) for this purpose. DCNS (now Naval Energies) is our teaming partner for potential projects in the Caribbean.

●
Since early 2014, we have been working with several industrialized and developing countries, including U.S. Virgin Islands, The Bahamas, Cayman Islands, and others, and investigating suitable OTEC sites, infrastructural solutions, and funding opportunities.

●
Two nongovernmental organizations promoting OTEC have been created: OTEC Foundation (based in The Netherlands) and OTEC Africa (based in Sweden)

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

●
The NELHA demonstration OTEC plant in Hawaii is producing 100 kilowatts of sustainable, continuous electricity annually and is powering a neighborhood of 120 homes. A potential next phase for OTEC development at NELHA is being considered by an international consortium under 2010 Okinawa-Hawaii clean energy agreement, which was extended in 2015.

●
BARDOT Group, a French SME specialized in subsea engineering and equipment manufacturing for offshore energy, stated it has signed a contract for the first commercial OTEC system to be installed in an eco-resort in Maldives.

Global acceptance of man’s influence on climate change may also contribute to a shift in the demand for OTEC. As evidenced by the Paris Agreement reached in December 2015 to combat climate change, 195 nations expressly recognized that conventional fossil-fuel powered energy technologies affect global climate change and the need to embrace a sustainable future in energy and water. Low-lying coastal countries (sometimes referred to as small island developing states) that tend to share similar sustainable development challenges, including small but growing populations, limited resources, remoteness, susceptibility to natural disasters, vulnerability to external shocks, excessive dependence on international trade, and fragile environments, have embraced this recognition and are keenly aware that they are on the frontline of early impact of sea level rise and are aggressively trying to embrace sustainable-energy alternatives. This is a major driving force for OTEC in primary early markets.

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

Our current management team has led the development of the business since 2010 and has established a pipeline of potential projects, which include one signed 20-year energy services agreement, six signed memoranda of understanding, and a written agreement to support Lockheed Martin Corporation in proposing to the U.S. Navy a SWAC/LWAC system for a military base in the Indian Ocean. The projects under these agreements included the designs for OTEC, SWAC/LWAC, or a combination of both plants in the U.S. Virgin Islands, Bahamas, an island in the Indian Ocean, and in East Africa. The Public Services Commission of the U.S. Virgin Islands has approved our application to be a “qualified facility” and build a 15MW OTEC plant on the island of St. Croix. In addition to the OTEC plant, we are negotiating additional opportunities to supply potable water to the U.S. Virgin Islands government.

Discussions are ongoing with Lockheed Martin Corporation to continue our relationship with it for the SWAC/LWAC project for the U.S. Department of Defense, Department of the Navy. We are discussing both OTEC and SWAC/LWAC projects with the U.S. Department of Agriculture and the Secretary of Commerce for Puerto Rico. Currently, two projects are in the planning and discussion phase:

●
EcoVillage powered by an OTEC plant for Puerto Rico; and

●
Eco Village powered by an OTEC plant for the U.S. Virgin Islands.

We have provided a detailed study and designs for OTEC and/or SWAC/LWAC to:

●
Lockheed Martin Corporation for an SWAC/LWAC system to be built for the U.S. Navy Base in Diego Garcia. We completed our preliminary assessment and in early 2018, we briefed the preliminary assessment to the U.S. Navy at a design charrette meeting.

●
The U.S. Department of Agriculture for a combined OTEC/SWAC/LWAC plant for Guam.

●
The Legislature of the U.S. Virgin Islands for an OTEC plant for the island of St. Croix.

Having successfully developed this pipeline of opportunities, we believe that it is now appropriate to seek additional funding to further progress and build up our engineering and technical teams, develop our intellectual property, file patents for several OTEC technical systems, and advance our pipeline of current opportunities to support our growth strategy.

Our Competition

We compete in the development, construction, and operation of OTEC and SWAC/LWAC plants with other operators that develop similar facilities powered by other energy sources, primarily oil, natural gas, nuclear energy, and solar power. These traditional energy sources have well-established infrastructures for production, delivery, and supply, with well-known commercial terms. In developing our OTEC and SWAC/LWAC plants, we will need to satisfy our customers that these technologies are sound and economical, which may be a challenge until and unless we have an established successful operating history. The energy industry is dominated by an array of companies of all sizes that have proven technologies and well-established fuel sources from a number of suppliers.

We expect that we will encounter increasing competition for OTEC and SWAC/LWAC plants. Other firms with greater financial and technical resources are focusing commercialization of these technologies. This includes, for example, Akuo Energy and DCNS (now Naval Energies) and Bardot Energy of Paris, France. Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations that now have renewable-energy standards and are looking at ways to reduce their carbon footprint, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

We cannot assure that we will be able to compete effectively as the industry grows and becomes more established and as OTEC and SWAC/LWAC plants become more accepted as viable and economic energy solutions.

We believe competition in this industry is and will be based on technical soundness and viability, the economics of plant outputs as compared to other energy sources, developmental reputation and expertise, financial capability, and ability to develop relationships with potential customers. All of these factors are outside our control.

Our Operational Strategy and Economic Models

We have developed economic models of costs and potential revenue structures that we will seek to implement as we develop OTEC and SWAC/LWAC projects.

OTEC Projects

The estimated construction costs for a 20-MW plant are approximately $445 million. The hard costs of approximately $301 million consist of the power system and platform construction and piping, which make up 68% of the total. The remaining 32% consists of other construction costs and the deployment of the cold water pipe and soft costs of approximately $58 million for design, permits and licensing, environmental impact assessment, bathymetry, contractor fees, and insurance.

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

We will seek to generate revenue from OTEC plants from contract pricing charged on an energy-only price per kWh or on the basis of a generating capacity payment priced per kilowatt per month and an energy usage price per kWh. In many of the countries of the world where we intend to build OTEC and SWAC/LWAC plants, water is in short supply. In some locations, water is considered the more important commodity. Depending on the part of the world in which the plant is built, in addition to revenue from power generation, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot assure that we can maintain the revenue points noted above, that any fees received will offset development costs incurred to date, or that any operating plant will generate revenue.

SWAC/LWAC Projects

The estimated construction costs are approximately $150 million. The hard costs of approximately $91 million consist of piping and installation, which make up 60% of the total. The remaining 40% consists of the pump house, central utility plant (CUP), mechanical and engineering equipment, design, and other contingency costs and soft costs of approximately $30 million consist of the CUP license, permits, environmental impact assessment, bathymetry, and insurance.

Under our economic model, we will seek to generate revenue at two stages of the project. First, as the project developer, we will seek a lump-sum payment of a development fee equal to approximately 3% of the project cost at the time of closing the project financing for each project. These payments would provide us with income at the early stage of each project. If we are able to negotiate a development fee, we estimate that it will vary, but typically will be in the $2,500,000-$3,500,000 range. The second component of project returns is based upon the percentage of equity we will retain in the project.

SWAC/LWAC contract revenue will be based typically on three charges:

●
Fixed Price–this is based upon the capital costs of the project paid over the term of the debt and with the intention of covering the costs of debt.

●
Operation and Maintenance–this payment covers the cost of the labor and fixed overhead needed to run the SWAC/LWAC system, as well as any traditional chiller plant operating to fulfill back-up or peak-load requirements.

●
Chilled Water Payment–this is a variable charge based on the actual chilled water use and chilled water generated both by the SWAC/LWAC and conventional system at the agreed upon conversion factors of kilowatt/ton and current electricity costs in U.S. dollars per kWh.

We will seek to structure project financing with the goal of retaining 100% of the equity in any SWAC/LWAC project. We cannot assure that we will recover project development costs or realize a financial return over the life of the project.

Our Project Timeline

We have not developed, designed, constructed, and placed into operation any OTEC or SWAC/LWAC plants. However, based on our planning process and early development experience to date, we estimate that it will take approximately two to four years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

Our Strategic Relationships

We have strategic relationships with each of the following parties for potential plant construction, design and architectural services, and the funding of projects.

●
DCO Energy, LLC, Mays Landing, New Jersey, is an American energy development company specializing in the development, engineering, construction, start-up, commissioning, operation, maintenance and management, as well as ownership of central energy centers, renewable energy projects, and combined heat, chilling, and power-production facilities. DCO Energy was formed in 2000 and has independently developed and/or operated energy producing facilities of approximately 275 MW of electric, 400 MMBtu/hr of heat recovery, 1,500 MMBtu/hr of boiler capacity, and 130,000 tons of chilled water capacity, totaling over $1 billion of assets. DCO Energy provides financing, engineering and design, construction management, start-up and commissioning resources, and long-term operating and maintenance services for its own projects as well as third-party clients.

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

●
The Sky Institute for the Future seeks to implement pragmatic and sustainable strategies in design, energy, town planning, and agricultural production, and to create and incubate transformational ideas that will nourish healthy communities and educate current and future generations.

Our Construction and Components

Once we have designed the system, we will review the design with our engineering, procurement, and construction partner to maximize the chances that the project can be delivered according to plan and on budget. We expect our construction contracts to be at a fixed price and to include penalties if the construction timetable is missed. We may, but are not obligated to, engage DCO Energy to construct our plants or serve as our owners’ engineer.

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

We will also need the highest quality, large heat exchangers for our systems; heat exchangers represent a large percentage of the projected costs of our OTEC and SWAC/LWAC systems and also account for a significant portion of the design complexity inherent in commercial OTEC and SWAC/LWAC designs. Our relationship with Alfa Laval for heat exchangers provides us with the size and quality heat exchangers that we expect to need, although we believe there are several other companies that could provide us with adequate supply of these devices meeting our specifications if we need to source from them.

Other major components, such as ammonia turbines, generators, and pumps, are manufactured by several multinational companies, including General Electric and Siemens.

Our Operations

For OTEC electricity-generating facilities, we intend to enter into 20- to 30-year power purchase agreements, or PPAs, pursuant to which the project would supply fixed-price, baseload electricity to satisfy the minimum demand of the purchaser’s customers. This PPA structure allows customers to plan and budget their energy costs over the life of the contract. For our SWAC/LWAC systems, we intend to enter into 20- to 30-year energy service agreements, or ESAs, to supply minimum quantities of chilled water for use in a customer’s air conditioning system.

We anticipate that operations of OTEC and SWAC/LWAC plants will be subcontracted to third parties that will take responsibility for ensuring the efficient operation of the plants. These arrangements may reduce our exposure to operational risk, although they may reduce our financial return if actual operating costs are less than the subcontract payments. We cannot assure that any OTEC and SWAC/LWAC plants will permit the PPAs and ESAs to yield minimum target internal rates of return. Our first projects are likely to have lower returns than subsequent projects. Variances in internal rates of return may occur due to a range of factors, including availability and structure of project financing and localized issues such as taxes, some of which may be outside of our control.

We expect our OTEC contract pricing will be charged either on an energy-only price per kWh or on the basis of a capacity payment priced per kilowatt per month and an energy usage price per kWh. We cannot assure that this pricing will enable us to recoup our funding costs and capital repayments and allow us to earn a profit.

Marketing Strategies

Our marketing and sales efforts are managed and directed by our chairman and chief executive officer, Jeremy P. Feakins, who has 35 years’ experience of senior-level sales in both commercial and governmental markets. Our marketing campaign has focused on explaining to potential customers the economic, environmental, and other benefits of OTEC and SWAC/LWAC through personal contacts, industry interactions, and our website.

Our target markets are comprised of large institutional customers that typically include governments, utilities, large resorts, hospitals, educational institutions, and municipalities. We market to them directly through personal meetings and contact by our chief executive officer and other key members of our team. We also make extensive use of centers of influence either to heighten awareness of our products in the minds of key customers’ decision-makers or to secure face-to-face meetings and preliminary agreements between our customers and our chief executive officer.

Sales cycles in our business are extremely long and complex and often involve multiple meetings with governmental, regulatory, electric utility, and corporate entities. Therefore, we cannot predict when or if any of the projects we currently have under development will progress to the signed contract or operational phase and generate revenue. We do not expect sales to be seasonal or cyclical.

Material Regulation

Our business and products are subject to material regulation. However, because we contemplate offering our products and services in different countries, the specific nature of the regulatory requirements will be wholly dependent on the nation where the project will be located and the national, state, and local regulations that apply at that location.

In all cases, we expect the level of regulation will be material and will require significant permitting and ongoing compliance during the life of the project. The most significant regulations will likely be environmental and will include mitigating possible adverse effects during both the construction and operational phases of the project.

However, we believe that the limited plant site disturbance of both SWAC/LWAC and OTEC projects, together with the significantly lower emissions that result from these projects as compared to fossil-fuel electrical generation, will make compliance with all such regulation manageable in the normal course.

The second most significant regulations will likely involve coordination with existing infrastructure. We believe compliance with this type of regulation is a routine civil engineering coordination process that exists for all new buildings and infrastructure projects of all types. Again, we believe that the design of both SWAC/LWAC and OTEC projects can readily be modified to avoid interference with existing infrastructure in most cases.

Facilities

Our principal executive offices are located at 800 South Queen Street, Lancaster, Pennsylvania 17603. Our telephone number at that address is (717) 299-1344.

Intellectual Property

We use, or intend to employ in the performance of our material contracts, intellectual property rights in relation to the design and development of OTEC plants. Our intellectual property rights can be categorized broadly as proprietary know-how, technical databases, and trade secrets comprising concept designs, plant design, and economic models. Additionally, we have applied to register the trademark TOO DEEP® at the U.S. Patent and Trademark Office for the provision of desalinated deep ocean water for consumption. The trademark has been “published for opposition” as of February 12, 2019.

We may apply for patents for components of our intellectual property for OTEC and SWAC/LWAC systems, including novel or new methodologies for cold-water piping, heat exchanges, and computer-aided design programs. We cannot assure that any patents we seek will be granted.

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

Employees

We currently have five employees, consisting of one officer, three engineers/technicians, and one general and administrative employee, and three consultants. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good, and we provide health and life insurance for all employees.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and growth prospects. In such an event, the market price of our common stock could decline, and investors may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Condition

The auditors’ report for the years ended December 31, 2018 and 2017, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2018 and 2017, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $7,880,013 and $14,591,675, respectively; used cash in operations of $1,638,582 and $1,469,169, respectively; and had a working capital deficiency of $17,601,515 and $10,716,255, respectively, and an accumulated deficit of $75,583,231 and $67,703,218, respectively, at December 31, 2018 and 2017. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2019, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

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

Risks Related to Our Business

Our efforts to develop OTEC and SWAC/LWAC plants are subject to many financial, technical, managerial, and sales risks that may make us unsuccessful.

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

●
a regulatory scheme suggesting that the development and operation of a plant would be subject to excessively stringent utility regulations or environmental requirements, burdensome zoning or permitting practices and requirements, or similar factors;

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

●
difficulties in negotiating power purchase agreements (PPAs) with potential customers, including in some instances, the necessity to assist in the formation of a power purchasing group; and

●
the need to educate the market as well as investors regarding the reliability and economical and environmental benefits of ocean thermal technologies.

We cannot assure that we will be able to overcome these risks as we initiate the development of a project. We may incur substantial costs in advancing a project through the early stages, only to conclude eventually that the project is not economically or technically feasible, in which case we may be unable to recover the costs that we have then incurred. When we elect to proceed with a project, we may continue to incur substantial costs and be unable to complete the development, sell the project, or otherwise recover our investment. Even when a project is developed, constructed, and placed into operation, we cannot assure that we will be able to operate at a profit sufficient to recover our total investment.

We are dependent on the performance of counterparties to our agreements.

Our projects are and will be complex, with a number of agreements among several parties that purchase plant outputs; provide financing; complete design, construction, and other services; design and perform regulatory compliance; and fulfill other requirements. The failure of any participant in one of our projects due to its own management, financial, operating, or other deficiencies, all of which may be outside our control, can materially and adversely affect our operations and financial results. In circumstances in which we are not the prime developer of a large-scale project involving many large components in addition to our OTEC, SWAC/LWAC, or other components, we would have little ability to address problems resulting from performance failures by others or implement project-wide remedial measures. The foregoing is illustrated in our Baha Mar project, which is now on hold because of contract performance and financing disputes by others and may never resume.

Ongoing world economic, currency-exchange, energy-price, and political circumstances adversely affect our project development activities.

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in international relations; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for our development of our projects. The possibility that principal energy prices will continue at current or even higher levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including theprocess we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. The decline in crude oil prices from over $100 per barrel several years ago to approximately half that in mid-2016 has adversely affected alternative energy development. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may decline again.

We require substantial amounts of capital for all phases of our proposed activities.

We require substantial amounts of capital to fund efforts to identify, research, preliminarily engineer, permit, and design our projects and to negotiate PPAs for them. These costs may not be recovered, because we may not elect to complete the development of the project or because the development and operation of the project are not successful. We will rely on external capital to fund all of our operations, and we cannot assure that such capital will be available. Our efforts to access capital markets willbe limited, particularly at the outset, because we have not yet developed and placed into operation our first plant. Accordingly, we expect that we will have to provide the potential for a significant economic return for the initial capital we obtain, which will likely dilute the interests of our existing stockholders. We expect that each project that we are able to fully develop, construct, and place into operation will require several stages and levels of debt and equity financing. For example, we expect that a 20-MW OTEC plant may require total capital expenditures of approximately $445 million, consisting of $365 million in project debt financing and $80 million in equity. We cannot assure that we will be able to obtain financing, and if obtained, such financing may be on terms that we will retain only a minority financial interest in the completed project and its operations. Our inability to obtain required financing for any activity or project could have a material adverse effect on our activities and operations.

We are reliant on our key executives and personnel.

Our business, development, and prospects are highly dependent upon the continued services and performance of our directors and other key personnel, on whom we rely for experience, technical skills, and commercial relationships. We believe that the loss of services of any existing key executives, for any reason, or failure to attract and retain necessary personnel, could have a material adverse impact on our business, development, financial condition, results of operations, and prospects. Although we have entered into employment agreements with our key executives, we may not be able to retain our key executives. We do not maintain key-man life insurance on any of our executive employees.

Regulations and policies governing energy projects, power generation, desalinated water sales, and other aspects of our OTEC and SWAC/LWAC plants may adversely affect our ability to develop projects, and any changes in the applicable regulatory schemes may adversely affect projects that we are constructing or have constructed and are operating.

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

We may need to revise extensively our financing structure for each project, and we cannot assure that any restructured proposal would not substantially reduce our financial return or increase our risk. The financial, investment, and credit community are generally unfamiliar with OTEC and SWAC/LWAC projects, which will adversely affect our financing efforts. We have no existing relationships with potential sources of debt or equity capital, and any financing sources that we may develop may be inadequate to support the anticipated capital needs of our business. Our efforts to obtain financing may be adversely affected by the fact that our projects will likely be located in developing or emerging markets. Our inability to obtain financing may force us to abandon projects in which we have invested substantial costs, which we may be unable to recover. The process of identifying new sources of debt and equity financing and agreeing on all relevant business and legal terms could be lengthy and could require us to limit the rate at which we can develop projects or reduce our financial return.

We may be exposed to political and legal risks in the developing or emerging markets in which we propose to locate plants.

Many of the markets that may be suitable for a potential OTEC or SWAC/LWAC plants are located in emerging or developing countries that may have evolving and untested regulatory and legal environments for large-scale, international, commercial enterprises. Further, political instability, regime change, or other factors may increase uncertainty and instability, which in turn may adversely affect our ability to secure necessary regulatory approvals and obtain required project financing, which increases related costs and reduces our financial return. Any changes in applicable laws and regulations, including any governmental incentives, environmental requirements or restrictions, safety requirements, and similar matters, and the risk or likelihood of such a change could adversely affect the availability and cost of financing. Further, in some jurisdictions, applicable legal requirements may not have been fully tested and are still being developed in the face of modern international commercial transactions and environmental requirements, which may lead to changes in interpretation or application that may be adverse to us. Our expectations regarding the size of the potential OTEC and SWAC/LWAC markets and the number of possible suitable locations may not be accurate.

Our business plan and models are based on our identification of potential suitable locations for OTEC or SWAC/LWAC plants based on a preliminary evaluation of public information respecting demographic data, current power-generation costs, and local seafloor contours and seawater temperatures, which may be inaccurate. Any material inaccuracy could substantially reduce the total market available to us for plant development.

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

Emerging markets are often associated with growth rates that may not be sustainable and may be accompanied by periods of high inflation. Rising inflation or related government monetary and economic policies in certain project jurisdictions may affect our ability to obtain external financing and reduce our ability to implement our expansion strategy. We can give no assurances that a local government will not implement general or project-specific measures to tighten external financing standards, or that if any such measure is implemented, it will not adversely affect our future operating results and profitability.

We are subject to changing attitudes about environmental risks.

Our projects may face opposition from environmental groups that may oppose our development, construction, or operation of OTEC or SWAC/LWAC plants. Each project is expected to have different environmental issues, especially as many of our projects are based in different settings having a wide range of environmental standards. We intend to solicit input from environmental organizations and activists early in our design process for our projects in an effort to consider appropriately these organizations’ recommendations in order to mitigate subsequent conflict or opposition, but we cannot assure that such outreach will be effective in all cases, and if it is not, opposition to our projects could increase our cost and adversely affect the results of our operations.

We may be unable to find land suitable for our projects.

Each project site requires land of differing characteristics to permit the cost-effective construction of OTEC or SWAC/LWAC plants, and suitable land may not always be available. Even if available, such land may be difficult to obtain in a timely or cost-effective manner. For example, we would prefer to place OTEC power systems and facilities as close to the ocean as possible. We hope to mitigate this risk by using land owned by local governments, rather than private individuals or entities, as targeting local governments with favorable energy policies or mandates should reduce land rights risks. Our inability to secure appropriate land at a reasonable cost may render certain of our future projects economically unfeasible.

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

In order to successfully obtain debt financing for OTEC facilities, we must find engineering, procurement, and construction contractors willing to enter into fixed-price contracts at a pricing that is economically viable for us. Based on our preliminary discussions, we believe that engineering, procurement, and construction contractors may be willing to consider fixed-price arrangements for up to 10-MW OTEC facilities, but we have not yet discussed performance risk guarantees for OTEC plants greater than 10 MWs. The cost of construction for larger OTEC power systems may vary considerably, and these variances could include increased costs for construction, design, and component procurement. As we gain more experience, we may improve upon efficiencies and accuracy in pricing. Failure to procure engineering, procurement, and construction contractors willing to perform fixed-price contracts on facilities that produce more than 20 MWs may have a material adverse effect on our operations.

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

We may not successfully manage growth.

We intend to continue to develop the projects in our project pipeline and to construct and operate plants as we deem warranted and as we are able to finance. This is an ambitious growth strategy. Our growth and future success will depend on the successfulcompletion of the expansion strategies and the sufficiency of demand for our energy products. The execution of our expansion strategies may also place a strain on our managerial, operational, and financial reserves. Should we fail to effectively implement such expansion strategies or should there be insufficient demand for our products and services, our business operations, financial performance, and prospects would be adversely affected.

There will likely be a single or limited number of power purchasers from each plant, so we will be dependent on their economic viability and stability and continued operations.

We expect that any plant that we operate will provide power, cooling, desalinated water, or other products to a few or a limited number of key power purchasers that will use the power for specific commercial enterprises, such as resorts, manufacturing or processing plants, or similar large-scale operations. Accordingly, our ability to sell power and other outputs will be dependent on the economicviability of these purchasers. If one or more key purchasers were to fail, we would be required to obtain alternative purchasers for our power and other outputs, and there may be no or a limited number of alternative purchasers in the merging and developing markets where we anticipate our plants may be located. Accordingly, a failure of an output purchaser may result in the failure of our power plant project. We do not anticipate that we will be able to obtain insurance to protect us against such a loss onacceptable terms. Further, our project output purchasers may not comply with contractual payment obligations or may otherwise fail to perform their contracts, and they may have greater economic bargaining power and negotiating leverage as we seek to enforce our contractual rights. To the extent that any of our project power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative, administrative, or other political action or policies that impair their contractual performance. Any failure of any key power purchasers to meet their contractual obligations for any reason could have a material adverse effect on our business and operations.

Operational problems, natural events or catastrophes, casualty loss, or other events may impair the commercial operation of our projects.

Our ability to meet our delivery obligations under power-generation contracts, as well as our ability to meet economic projections, will depend on our ability to maintain the efficient working order of our plants. Severe weather, natural disasters, accidents, failure of significant equipment components, inability to obtain replacement parts, failure of power transmission facilities, or other catastrophes or occurrences could materially interrupt our activities and consequently reduce our economic return. Since all of our plants will be located on the shore within close proximity to deep-ocean or lake water, our plants will be subject to extraordinary natural occurrences, such as wave surges from hurricanes or typhoons, tsunamis, earthquakes, and other events, over which we will have absolutely no control. We cannot assure that we can obtain sufficient insurance to protect us from all risks resulting from such catastrophes. Further, we cannot assure that any design features or operating policies that we may use will mitigate the risks to which our plants may be exposed. Any threatened or actual events could expose us to plant shutdowns, substantial repairs, interruptions of operations, damages to our power purchasers, and similar events that could require us to incur substantial costs and significantly impair our revenues and results of operations.

We may be adversely affected by climate change.

Climate change may result in changes in ocean currents and water temperatures that could have a material adverse effect on our results of operations. These changes may require additional capital costs or impair the efficiency of our operations. Because of the size and cost of major components of ourpower plants, we typically will not inventory spare components, so that any substantial damage may require that we await the custom manufacture and delivery of such items, which may involve substantial delays. Significant changes may render any plant inefficient and uneconomical.

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

Environmental health and safety laws, regulations, and permit requirements applicable to any specific project at the time of construction may change or become more stringent during the life of the operation. Any such changes could require that our projects incur substantial additional costs, alter their operations, or limit or curtail their operations in order to comply, which would have a material adverse effect on our operations. We may not be able to pass on any additional costs that we incur to our power purchasers, particularly in those cases in which we sell power pursuant to a long-term, fixed-price agreement. The OTEC and SWAC/LWAC industry may be subject to increased regulatory oversight.

As the OTEC and SWAC/LWAC industries develop, new regulatory schemes may be adopted by one or more jurisdictions in which we develop or operate plants in order to address actual or perceived threats or problems. In addition to more stringent environmental, safety, and other regulations that may be applicable to usgenerally under the current regulatory scheme, whole new areas of regulation may be adopted, which could have a material adverse effect on our results of operations. New regulations may specifically regulate, for example, the price at which power that is generated from different seawater temperatures may be sold, even to private purchasers. We may have plants in various locations subject to different governing jurisdictions, so the complexity of this developing and expanding regulatory pattern may be particularly cumbersome and expensive.

Insurance to cover anticipated risks may become more expensive.

There are no known commercial OTEC and SWAC/LWAC plants in operation, so the nature and cost of insurance is difficult to predict. Insurance costs may substantially exceed the costs forecast during the planning process or budgeted during actual operations. We cannot assure that adequate insurance coverage will be available to protect us against all risks or that any related costs will be economical. Accordingly, if we are unable or cannot afford to purchase insurance against specific risks, our projects may be fully exposed to those risks, which also could have a material adverse effect on the viability of any affected plant.

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

Pursuant to the laws in some jurisdictions in which we may develop or operate plants, foreign governmental entities may have the authority to alter the terms of our contractual or financial rights or override the terms of privately negotiated agreements. In extreme circumstances, some foreign governments have taken the step of confiscating private property on theassertion that such action is necessary in the public interest of the country. If this were to occur, we may not be compensated fairly or at all. We cannot assure that we have complied, and will comply, with all the terms and obligations imposed on us under all foreign laws to which one or more of our operations and assets may be subject.

Our operations will require our compliance with the Foreign Corrupt Practices Act.

We must conduct our activities in or related to foreign companies in compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials of state-owned enterprises, including state-owned enterprises with which we may develop or operate projects or to which we may sell plant outputs. While our employees and agents are required to acknowledge and comply with these laws, we cannot assure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these activities may adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

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

As we develop and place plants into operation, we intend to enter into revenue-generating agreements in which we are paid only in U.S. dollars directly to our U.S. banks or through countries in which repatriation of the funds to our U.S. accounts is unrestricted. However, situations could arise in which we agree to accept payment in foreign jurisdictions and for which restrictions make it difficult or costly to transfer these funds to our U.S. accounts. In this event, we could incur costs and expenses from our U.S. assets for which we cannot recover income directly. This could require us to obtain additional working capital from other sources, which may not be readily available, resulting in increased costs and decreased profits, if any.

Risks Related to Our Common Stock

Our common stock is thinly traded, and there is no guarantee of the prices at which the shares will trade.

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Not being listed on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

We have never paid dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop our OTEC business and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements, and other factors and will be at the discretion of our board of directors.

Because our common stock is a “penny stock,” it may be difficult to sell shares of our common stock at times and prices that are acceptable.

Our common stock is a “penny stock.” Broker-dealers that sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the U.S. Securities and Exchange Commission (“SEC”). This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of these rules, many brokers choose not to participate in penny stock transactions and there is less trading in penny stocks. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and prices that they feel are appropriate.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their noninstitutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit an investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Compliance with public company regulatory requirements, including those relating to our internal control over financial reporting, have and will likely continue to result in significant expenses and, if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

If significant deficiencies or other material weaknesses are identified in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements. This would likely have an adverse effect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate offices located at 800 South Queen Street, Lancaster, PA contain approximately 28,000 square feet and are leased from Queen Street Development Partners 1, LP at $10,000 per month. Our lease is a month-to-month basis. Queen Street Development Partners 1, LP is owned by our chief executive officer and director. We believe the terms of this lease are similar to those that we could negotiate in an arm’s-length transaction with an unrelated third party. The facilities and equipment described above are generally in good condition, well maintained, and suitable and adequate for our current and projected operating needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. We have reason to believe the defendants have adequate assets to satisfy this judgment in full. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. This process is ongoing. Information will be updated as it progresses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” The following table sets forth the range of high and low closing prices of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended December 31, 2018 and 2017, respectively, and subsequent fiscal quarter ending March 31, 2019 (through March 14, 2019). All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ending December 31, 2019
First Quarter (through March 14, 2019)	$0.038	$0.055

Year Ended December 31, 2018
Fourth Quarter	$0.04	$0.08
Third Quarter	$0.055	$0.12
Second Quarter	$0.107	$0.30
First Quarter	$0.12	$0.52

Year Ended December 31, 2017
Fourth Quarter	$0.05	$2.25
Third Quarter	$1.00	$7.00
Second Quarter	$3.00	$12.25
First Quarter	$1.70	$17.50

On March 14, 2019, the closing price per share of our common stock as quoted on the OTCQB was $0.0479. As of March 15, 2019, there were approximately 1,508 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

For the three months ended December 31, 2018, we issued 393,512 shares of common stock for $13,980 in cash.

In November 2018, we issued 190,840 shares of common stock to our chief executive officer for $5,000 in cash.

In November and December 2018, we issued 2,700,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable to L2 Capital in the amount of $70,690.

In December 2018, we issued 400,000 shares of common stock to L2 Capital as a commitment fee for $21,200 to purchase our outstanding note payable from Collier Investments LLC.

In January and February 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable to L2 Capital in the amount of $49,614.

These securities were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Each investor is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, and confirmed the foregoing and acknowledged, in writing, that the securities were acquired and will be held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2018.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

We had no revenue in the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, we had salaries and wages of $1,361,706, compared to salaries and wages of $2,044,882 during the same period for 2017, a decrease of 33.4%, which is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

During the years ended December 31, 2018 and 2017, we recorded professional fees of $1,201,956 and $1,669,202, respectively, a decrease of 28% year over year, which is attributable to a decrease in the use of outside consultants due to our lack of revenue and funding.

General and administrative expenses were $595,306 during the year ended December 31, 2018, compared to $2,169,577 for the same period in 2017, a decrease of 72.6%. This decrease was the result of a concerted effort to reduce all expenses during 2018. In 2017, we incurred additional travel expenses for due diligence on a potential acquisition and increased marketing expense to increase our visibility.

Our interest expense was $1,281,134 for the year ended December 31, 2018, compared to $614,749 for the same period of the previous year, an increase of 108%. In addition to interest of $810,455 on our notes payable, we also incurred liquidated damages of $56,250 on the replacement of one of our notes and a note default penalty of $414,429.

During the year ended December 31, 2017, we repriced warrants to purchase 14,692,500 shares of common stock and options to purchase 100,000 shares of common stock to $0. The warrants and options were then exercised, and we issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562, which we recognized as an expense in operations. There was no similar activity in 2018.

Our amortization of debt discount and loan fee expenses was $1,160,983 for the year ended December 31, 2018, compared to $44,960 for the same period of the previous year. This increase is due to our payments of original discount fees and transaction fees for L2 Capital, LLC and Collier Investments, LLC. The expense also reflects the fair value of warrants issued with notes payable and recorded as discount, which we amortized during the year. In addition, there was change in the fair value of the derivative liability of $1,206,857 during the year ended December 31, 2018, and $0 for the same period in 2017. We incurred a loss on the extinguishment of debt of $279,432 in 2018, as compared to a loss on settlement of debt $1,105,203 in 2017.

Our operations used net cash of $1,638,582 during the year ended December 31, 2018, as compared to using net cash of $1,469,169 during the year ended December 31, 2017. The change was primarily due to the $1,206,857 of change in the derivative liability in 2018. The recognition of the impairment of assets under construction of $892,639 also impacted the cash flow in 2018.

Investing activities for the years ended December 31, 2018 and 2017, used cash of $0 and $140,613, respectively. Of cash used in the year of 2017, $95,352 was an increase in our assets under construction and the balance represents cash paid in connection with the Merger.

Financing activities provided cash of $1,221,965 for our operations during the year ended December 31, 2018, as compared to $2,027,302, a decrease of 39.7%. One of the major factors was the decrease in proceeds of approximately $748,535 from warrants that were exercised in 2017. In 2018, we received $165,885 in cash for the sale of stock and received $615,086 in cash from the issuance of convertible notes.

Liquidity and Capital Resources

At December 31, 2018, our principal source of liquidity consisted of $8,398 of cash, as compared to $425,015 of cash at December 31, 2017. At December 31, 2018, we had negative working capital (current assets minus current liabilities) of $17,601,515. In addition, our stockholders’ deficiency was $17,769,177 at December 31, 2018, compared to stockholders’ deficiency of $10,509,554 at December 31, 2017, an increase in the deficiency of $7,259,623. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. This process is ongoing.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. If we are unable to access the equity line pursuant to the Equity Purchase Agreement of December 2017 with L2 Capital, LLC, we believe our current available cash may be insufficient to meet our cash needs for the near future. We cannot assure that the L2 Capital equity line or other financing will be available in amounts or terms acceptable to us, if at all. Further, we cannot assure that we will be able to collect all or any portion of our judgment against third parties as discussed above. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2018. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our consolidated financial statements during the years ended December 31, 2018 and 2017.

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

Assets under construction represent costs incurred by us for our renewable energy systems currently in process. We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval costs, and site engineering costs. We currently have several projects in the development stage. We capitalize direct interest costs associated with the projects.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for nonemployee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective forpublic business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

As of December 31, 2018, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2018:

Name	Age	Position
Jeremy P. Feakins	65	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	54	Director
Antoinette K. Hempstead	54	Director

Jeremy P. Feakins has served as our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 35 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, PA. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, PA, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, TX and Almaty, KZ, where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, an early-stage venture capital company located in Lancaster, PA, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc. JPF Venture Group, Inc., provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, UK, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the board of directors has concluded that Mr. Feakins is qualified to serve as a director.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is also the founder, president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, PA. Mr. Wolfson is a qualified commercial pilot at a major U.S.-owned international airline company and has over 30 years’ experience in the aviation business. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning. Based on his financial background, the board of directors has concluded that Mr. Wolfson is qualified to serve as director.

Antoinette Knapp Hempstead was appointed as a director in February 2017. Prior to that, Ms. Hempstead served as our chief executive officer and president from April 2013 until March 2015 and as our deputy chief executive officer and vice president since August 2002. Ms. Hempstead has over 30 years’ experience in management, software management, software development, and finance. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Ms. Hempstead has a Master’s degree in Computer Science from the University of Idaho and a Bachelor’s of Science Degree in Applied Mathematics from the University of Idaho. Ms. Hempstead provides experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting, to our board of directors. Based on her technical background, the board of directors has concluded that Ms. Hempstead is qualified to serve as a director.

Family Relationships

There are no family relationships between any director and executive officer.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our directors and executive officers has been involved in any of the events described in Item 401(f) of Regulation S-K.

Shareholder Nominations to the Board

Our board of directors, acting as the nominating committee, will consider shareholder nominations to the board of directors.

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2018 and 2017, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

Name and Principal Position	Year Ended Dec 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeremy Feakins	2018	388,320 (1)	0	0	0	0	0	0	388,320
Principal Executive Officer	2017	381,110 (2)	0	581,571	0	0	0	0	962,681
Principal Financial Officer
_______________________
(1)  For the fiscal year ended December 31, 2018, $194,110 of Mr. Feakins’ salary was accrued but unpaid.
(2)  For the fiscal year ended December 31, 2017, $205,807 of Mr. Feakins’ salary was accrued but unpaid.

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

Narrative Disclosure to Summary Compensation Table

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

On June 29, 2017, the board of directors approved extending the employment agreement for the chief executive officer for an additional five years. The salary and other compensation will be increased to account for inflation since the original employment agreement was executed.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2018, for any executive officer.

Director Compensation

For the year ended December 31, 2018, no compensation was awarded to, earned by, or paid to our nonemployee directors. Mr. Feakins, who is our chief executive officer, did not receive compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in the above summary compensation table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock, as of March 15, 2019, by: (i) each of our directors; (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act); (iii) all of our directors and named executive officers as a group; and (iv) each person known to us to beneficially own more than 5% of our outstanding common stock.

Name and Address of Person or Group (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Principal Stockholders:
Steve Oney	7,648,000	5.8%
Jeremy P. Feakins (2)	18,405,285	13.9

Directors and Executive Officers:
Jeremy P. Feakins (2)	18,405,285	13.9
Antoinette Hempstead (3)	115,151	*
Peter H. Wolfson (4)	2,089,012	1.6%

Executive Officers and Directors as a Group (3 persons):	20,609,448	15.5%
_______________
*	Less than 1%
(1)
800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table. Applicable percentages are based on 132,838,944 shares of our common stock outstanding on March 15, 2019, and are calculated as required by rules promulgated by the SEC.

(2)
Consists of (i) 8,288,051 shares of common stock owned of record by Jeremy P. Feakins; (ii) 3,901,645 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Jeremy P. Feakins, and, as such, is deemed to be beneficially owned by Mr. Feakins; and (iii) 6,215,589 shares of common stock issuable to JPF Venture Group, Inc. on the conversion of $75,000 in promissory notes, convertible at $0.01384 per share. All calculations in this footnote are based on conversion of the principal only.

(3)
Consists of: (i) 452 shares of common stock owned of record by Antoinette Hempstead; and (ii) 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be the beneficial owner of record. Ms. Hempstead is a member of the board of directors.

(4)
Consists of: (i) 1,185,833 shares of common stock owned of record by Peter H. Wolfson; and (ii) 976,921 shares of common stock issuable to Mr. Wolfson on the conversion of a $12,500 promissory note dated October 2016, convertible at $0.01384 per share into shares of common stock. Mr. Wolfson is a member of the board of directors.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights, or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. We do not know of any arrangements the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

We pay rent to Queen Street Development Partners 1, LP, a company controlled by our chief executive officer, under an operating lease agreement. For the years ended December 31, 2018 and 2017, we paid rent of $120,000 and $95,000, respectively.

On October 20, 2016, we borrowed $12,500 from Peter Wolfson, an independent director, pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, the outstanding balance was $12,500, plus accrued interest of $1,754. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount.

On March 9, 2017, we issued a promissory note payable of $200,000 to Jeremy P. Feakins & Associates, LLC, an entity in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $32,851 as of December 31, 2018.

On May 8, 2017, JPF Venture Group, Inc., an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, transferred 148,558 shares of common stock for $111,440 to us to fulfill an over-commitment of Series D warrants.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the merger on May 9, 2017. As of December 31, 2018, the outstanding balance of these loans was $581,880 and the accrued interest was $125,381. All of these notes are in default.

On June 5, 2017, a shareholder elected to convert $25,000 of a convertible note payable balance into 1,806,298 shares of our common stock ($0.014 per share).

On September 8, 2017, JPF Venture Group, Inc., elected to convert $50,000 of a note payable balance into 3,612,596 shares of our common stock at a conversion rate of $0.014 per share. In addition, accrued interest of $6,342 was converted into 458,198 shares of our common stock.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of December 31, 2018, the outstanding balance was $612,093 and the accrued interest was $80,568. For the years ended December 31, 2018 and 2017, we repaid $29,474 and $39,432, respectively. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2018, or when we are otherwise able to pay. This note is in default.

On November 8, 2017, Jeremy P. Feakins & Associates. LLC, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of our common stock at a conversion rate of $1.00. In addition, it converted accrued interest in the amount of $16,263 for 16,263 shares of our common stock.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. During 2016, we repaid $5,000. On August 15, 2017, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. For the year ended December 31 2018, we repaid $35,000. As of December 31, 2018, the note balance was $1,102,500 and the accrued interest was $511,818. This note is in default.

For the year ended December 31, 2018, we sold 240,840 shares of common stock for $10,000 in cash to our chief executive officer and an independent director.

On December 17 and December 29, 2018, our chief executive officer provided two short-term advances totaling $4,600 to us for working capital, which was repaid on January 23, 2019.

Director Independence

Other than Peter Wolfson, none of our directors is considered to be an independent member of our board of directors under the rules of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Liggett & Webb, P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017, were as follows:

	Year Ended December 31,
	2018	2017
Audit fees (1)	$46,200	$37,800
Audit-Related fees (2)	3,500	-
Tax fees	-	-
Other fees	-	-
Total fees	$49,700	$37,800
  _____________________
(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2018 and 2017; (ii) review of our interim period financial statements for fiscal year 2018; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Includes fees for review of our registration statements filed with U.S. Securities and Exchange Commission.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the board of directors. The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The board of directors has approved specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services. The board of directors preapproves specified tax services that the it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the chairman of the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by the board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to the board of directors (or its chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following financial statements are filed as part of this report:

Page

Audited Consolidated Financial Statements for the Years
Ended December 31, 2018 and 2017:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2018 and 2017	F-4
Consolidated Statements of Changes in Stockholders’ Deficiency
Years Ended December 31, 2018 and 2017	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2018 and 2017	F-6
Notes to the Consolidated Financial Statements	F-7

(b)
The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc., dated May 15, 2006	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.02	Bylaws	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
3.04	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 6, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.05	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.06	Certificate of Amendment to Articles of Incorporation dated May 8, 2017	Incorporated by reference from the Current Report on Form 8-K filed May 12, 2017
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Stock Certificate	Incorporated by reference from the Registration Statement on Form S-8 filed August 25, 2017
Item 10	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the Current Report on Form 8-K filed June 8, 2015
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed March 1, 2016
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016
10.28	Asset Purchase Agreement between TetriDyn Solutions, Inc. and JPF Venture Group, Inc. dated December 8, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 24, 2016
10.31	Amendment to Convertible Promissory Notes dated February 24, 2017	Incorporated by reference from the Current Report on Form 8-K filed March 2, 2017
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 1, 2017	Incorporated by reference from the Current Report on Form 8-K filed March 10, 2017
10.33	Equity Purchase Agreement with L2 Capital, LLC dated December 18, 2017	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2017
10.34	Registration Rights Agreement with L2 Capital, LLC dated December 18, 2017	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2017
10.35	Common Stock Purchase Warrant (L2 Capital, LLC) dated December 18, 2017	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2017
10.36	Note and Warrant Purchase Agreement dated December 28, 2017	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.37	Form of Unsecured Promissory Note	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.38	Form of Unsecured Common Stock Purchase Warrant	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.39	Securities Purchase Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.40	Convertible Note dated May 22, 2018, issued to Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.41	Security Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.42	Securities Purchase Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.43	Senior Secured Promissory Note dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.44	Security Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.45	Common Stock Purchase Warrant dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.46	Common Stock Purchase Warrant dated February 16, 2018, issued to Craft Capital Management, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.47	Lease Agreement between Ocean Thermal Energy Corporation and Queen Street Development Partners 1, LP, as amended	This filing.
10.48	Employment Agreement with Jeremy P. Feakins dated January 1, 2011**	This filing.
10.49
Loan Agreement, Promissory Note, and Warrant to Purchase up to 3,295,761 Shares of Common Stock between Ocean Thermal Energy Corporation and DCO Energy, LLC, dated February 10, 2012, including Forbearance and Loan Extension Agreement dated April 1, 2016
This filing.
10.50	Form of Loan Agreement, Promissory Note (Series B), Security Agreement, and Warrant (with related schedule) [2013]	This filing
10.51	Promissory Note for $290,000 payable to Theodore Herman dated December 31, 2013	This filing.
10.52
Loan Agreement, Promissory Note, and Warrant to Purchase up to 12,912,500 Shares of Common Stock between Ocean Thermal Energy Corporation and Jeremy P. Feakins & Associates, LLC, dated April 1, 2014, including Forbearance and Loan Extension Agreement (Revised and Reformed) dated April 1, 2016
This filing.
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	This filing.
10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	This filing.
10.55	Promissory Note dated April 17, 2015, with extensions	This filing.
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	This filing.
10.58	Promissory Note dated March 9, 2017, to Jeremy P. Feakins & Associates, LLC	This filing.
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2017	This filing.
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2017, together with schedule of investors	This filing.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	This filing.
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 23	Consents of Experts and Counsel
23.01	Consent of Liggett & Webb, P.A.	This filing
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing
___________________________
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

OCEAN THERMAL ENERGY CORPORATION
Dated: March 22, 2019	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 22, 2019
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and
Principal Financial Officer)

/s/ Peter Wolfson	Director	March 22, 2019
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 22, 2019
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

DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $7,880,013, a working capital deficiency of $17,601,515, and an accumulated deficit of $75,583,231. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2008

Boynton Beach, Florida
March 22, 2019

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

	2018	2017
ASSETS
Current Assets
Cash	$8,398	$425,015
Prepaid expenses	-	25,000
Total Current Assets	8,398	450,015

Property and Equipment
Property and equipment, net	672	1,352
Assets under construction	-	892,639
Property and Equipment, net	672	893,991

Total Assets	$9,070	$1,344,006

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$8,876,222	$6,846,010
Notes payable - related party, net	2,398,473	3,592,948
Convertible notes payable - related party, net	87,500	87,500
Notes payable, net	2,671,640	589,812
Convertible notes payable, net	1,283,824	50,000
Derivative Liability	2,292,254	-
Total Current Liabilities	17,609,913	11,166,270

Notes payable, net	168,334	607,290
Notes payable, convertible	-	80,000
Total Liabilities	17,778,247	11,853,560

Stockholders' deficiency
Preferred Stock, $0.001 par value; 5,000,000 shares authorized,	-	-
0 and 0 shares issued and outstanding, respectively
Common stock, $0.001 par value; 200,000,000 shares authorized,
131,038,944 and 122,642,247 shares issued and outstanding, respectively	131,039	122,642
Additional paid-in capital	57,683,015	57,071,022
Accumulated deficit	(75,583,231)	(67,703,218)
Total Stockholders' Deficiency	(17,769,177)	(10,509,554)

Total Liabilities and Stockholders' Deficiency	$9,070	$1,344,006

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	2018	2017
Operating Expenses
Salaries and wages	$1,361,706	$2,044,882
Professional fees	1,201,956	1,669,202
General and administrative	595,306	2,169,577
Warrant expense	-	6,769,562
Impairment of assets under construction	892,639	48,998
Total Operating Expenses	4,051,607	12,702,221

Loss from Operations	(4,051,607)	(12,702,221)

Other Income & Expenses
Interest expense, net	(1,281,134)	(614,749)
Amortization of debt discount	(1,160,983)	(44,960)
Loss on settlement of debt	(279,432)	(1,105,203)
Change in fair value of liability	-	(124,542)
Change in fair value of derivative liability	(1,206,857)	-
Income from legal settlement	100,000	-
Total other income & expenses	(3,828,406)	(1,889,454)

Loss Before Income Taxes	(7,880,013)	(14,591,675)

Provision for Income Taxes	-	-

Net Loss	$(7,880,013)	$(14,591,675)

Net Loss per Common Share
Basic and Diluted	$(0.06)	$(0.13)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	124,725,638	111,735,383

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

							Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2016	-	$-	94,343,776	$94,344	$44,352,962	$(53,111,543)	$(8,664,237)
Warrants and options exercised at $0.00: 1/1/17 to 5/8/17 (prior to merger)			14,792,500	14,793	(14,793)	-	-
D Warrants exercised at $0.75: 1/1/17 to 5/8/17 (prior to merger)			998,079	998	747,537	-	748,535
Stock issued for services and commitment fee			3,887,802	3,888	2,898,876	-	2,902,764
Stock issued for cash			11,250	11	44,989	-	45,000
Stock issued for conversion of note payable and accrued interest			7,386,872	7,387	2,348,008	-	2,355,395
Stock repurchased from related parties			(148,588)	(149)	(111,291)	-	(111,440)
Stock issued for conversion of accounts payable			425,000	425	702,700	-	703,125
Stock issued for employee bonuses			409,066	409	919,990	-	920,399
Stock issued for TetriDyn Solutions, Inc.			536,490	536	(1,628,562)		(1,628,026)
FV of warrant modifications			-	-	6,769,562	-	6,769,562
Beneficial conversion feature on notes payable			-	-	41,044	-	41,044
Net Loss			-	-	-	(14,591,675)	(14,591,675)
Balance, December 31, 2017	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Stock issued for warrants			39,000	39	9,481	-	9,520
Stock issued for services			673,345	673	138,313	-	138,986
Stock issued for conversions of notes payable			4,000,000	4,000	110,078	-	114,078
Shares issued as a commitment fee			400,000	400	20,800	-	21,200
Beneficial conversion features			-	-	13,248	-	13,248
Reclassification of derivative liabilities			-	-	157,473	-	157,473
Stock issued for cash under equity agreement, net of offering costs			2,300,000	2,300	104,605		106,905
Stock issued for cash			743,512	744	48,236		48,980
Stock issued for cash to related parties			240,840	241	9,759		10,000
Net Loss			-	-	-	(7,880,013)	(7,880,013)
Balance, December 31, 2018	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(7,880,013)	$(14,591,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	680	1,014
Impairment of assets under construction	892,639	48,998
Stock issued for services	138,986	2,902,764
Stock issued for bonuses	-	920,399
Penalties upon default	470,679	-
Change in fair value of liability	-	124,542
Change in derivative liability	1,206,857	-
Loss on settlement of debt	-	1,105,203
Warrant expense	-	6,769,562
Amortization of debt discounts	1,160,983	44,960
Loss on extinguishment of debt	279,432	-
Changes in assets and liabilities:
Other current assets	-	-
Prepaid expenses	25,000	5,549
Accounts payable and accrued expenses	2,066,175	1,199,515
Net Cash Used In Operating Activities	(1,638,582)	(1,469,169)

Cash Flow From Investing Activities:
Cash acquired in acquisition	-	4,512
Assets under construction	-	(95,352)
Payments for acquisition	-	(49,773)
Net Cash Used In Investing Activities	-	(140,613)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(64,474)	(64,432)
Repayment of government loans	(3,208)	(4,539)
Proceeds from notes payable	499,156	490,000
Proceeds from notes payable, convertible	615,086	80,000
Proceeds from issuance of common stock for cash	155,885	45,000
Proceeds from notes payable - related party	-	844,178
Stock repurchased from related parties	-	(111,440)
Stock issued for exercise of warrants for cash	9,520	748,535
Stock issued for cash - related party	10,000	-
Net Cash Provided by Financing Activities	1,221,965	2,027,302

Net increase in cash and cash equivalents	(416,617)	417,520
Cash and cash equivalents at beginning of year	425,015	7,495
Cash and Cash Equivalents at End of Year	$8,398	$425,015

Supplemental disclosure of cash flow information
Cash paid for interest expense	$26,342	$17,162
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Convertible note payable and accrued interest - related party converted to common stock	$114,078	$80,275
Note payable and accrued interest - related party converted into common stock	$-	$668,500
Note payable and accrued interest converted into common stock	$878,292	$-
Penalties upon default on notes payable	$470,680	$-
Due to related party, converted into note payable - related party	$-	$38,822
Accounts payable converted into common stock	$-	$326,250
Stock issued for commitment fee on issuance of note payable	$21,200	$-
Debt discount on notes payable	$13,248	$41,044
Reclassification of derivative liability	$157,473	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation is currently in the businesses of:

●
OTEC and SWAC/LWAC—designing ocean thermal energy conversion (“OTEC”) power plants and seawater air conditioning (“SWAC/LWAC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC/LWAC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

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

On May 25, 2017, we received approval from the Financial Industry Regulatory Authority, Inc. (“FINRA”) to change the trading symbol for our common stock to “CPWR,” pronounced “sea power” to reflect our core technology, from “TDYS.” Our common stock began formally trading under the symbol “CPWR” on June 21, 2017.

The consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, our financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP).

Principal Subsidiary Undertakings

Our consolidated financial statements for the years ended December 31, 2018 and 2017, include the following subsidiaries:

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

Use of Estimates

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, we had no cash equivalents.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Jobs Act”) was enacted. The Jobs Act significantly revised the U.S. corporate income tax law by lowering the corporate federal income tax rate from 35% to 21%.

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

Our ability to use our net operating loss carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50.0% of the outstanding stock of a company by certain stockholders or public groups.

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

Business Segments

We conduct operations in various foreign jurisdictions where we are developing projects to use our technology. Our segments were based on the location of these projects. The U.S. territories segment consists of projects in the U.S. Virgin Islands and Guam; and the other segment currently consists of projects in the Cayman Islands. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs, and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

 Reportable business segment information is as follows:

December 31, 2018
	Headquarters	U.S. Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$9,070	$-	$-	$9,070
Net Loss	$(6,987,374)	$(892,639)	$-	$(7,880,013)
Property and equipment	$672	$-	$-	$672
Depreciation	$680	$-	$-	$680
Addtions to Property and equipment	$-	$-	$-	$-
Impairment of assets under construction	$-	$892,639	$-	$892,639

December 31, 2017
	Headquarters	U.S. Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$451,367	$892,639	$-	$1,344,006
Net loss	$(14,542,677)	$-	$(48,998)	$(14,591,675)
Property and equipment	$1,352	$-	$-	$1,352
Assets under construction	$-	$892,639	$-	$892,639
Depreciation	$1,014	$-	$-	$1,014
Additions to assets under construction	$-	$95,352	$-	$95,352
Impairment of assets under construction	$-	$-	$48,998	$48,998

During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were considered to be impaired due to the uncertainty of the project and were written off.

For the year ended December 31, 2017, the U.S. territories are comprised of U.S. Virgin Islands project (approx. $728,000) and Guam project (approx. $165,000). Other territories are comprised of Cayman Islands project); however, during the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction was considered to be impaired due to the uncertainty of the project and were written off. The additions to assets under construction in 2017 were primarily salaries and consulting services.

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

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We currently have several EcoVillage projects in the development stage. We capitalize direct interest costs associated with the projects. As of December 31, 2018 and 2017, we have no interest costs capitalized for any of these projects.

The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for land, buildings, furniture, vehicles, equipment, and software are as follows:

Years
Computer Equipment	3
Software	5

Fair Value

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at December 31, 2018, and December 31, 2017, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at December 31, 2018 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2018, and 2017, $0 and $179,855, respectively, were deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 134,000 shares issuable upon the exercise of warrants and 47,046,431 and 7,056,721 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our consolidated financial statements during the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows, or financial condition.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $7,880,013 and used cash of $1,638,582 in operating activities for the year ended December 31, 2018. We had a working capital deficiency of $17,601,515 and a stockholders’ deficiency of $17,769,177 as of December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018, consist of the following:

Property & Equipment as of December 31, 2018
		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	$13,079	$672	3 Years
Software (Video System)	19,061	19,061	-	5 Years
	$32,812	$32,140	$672

Property and equipment as of December 31, 2017, consist of the following:

		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	$12,399	$1,352	3 Years
Software (Video System)	19,061	19,061	-	5 Years
Construction in Process	892,639		892,639
	$925,451	$31,460	$893,991

Depreciation expense for the years ended December 31, 2018 and 2017, was $680 and $1,014, respectively. During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were considered to be impaired due to the uncertainty of the projects and written-off. During the year ended December 31, 2017, $48,998 of Cayman Islands assets under construction was considered to be impaired due to the uncertainty of the project and were written off.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the year ended December 31, 2018, we made a repayment of $3,208. The loan principal was $9,379 with accrued interest of $186 as of December 31, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $22,864 as of December 31, 2018. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $47,239 with accrued interest of $11,349 as of December 31, 2018. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $39,414 as of December 31, 2018. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $20,740 as of December 31, 2018. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2018, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $95,011 on the Consolidated Note. This note is in default.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, the outstanding balance was $75,000, plus accrued interest of $12,173. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the note are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the notes were amended to eliminate the conversion features. As of December 31, 2018, the outstanding balance was $112,500, plus accrued interest of $18,197.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, the outstanding balance was $12,500, plus accrued interest of $1,754. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount.

On October 20, 2016, we borrowed $25,000 from a stockholder pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 5, 2017, the note holder converted the note principal of $25,000 into 1,806,298 shares common stock. As of December 31, 2018, there was an outstanding balance of accrued interest of $904.

During 2012, we issued a note payable for $1,000,000 and three-year warrants to purchase 3,295,761 shares of common stock with an exercise price of $0.50 per share. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. We determined the warrants had a fair value of $378,500 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the note payable and was being amortized over the life of the note. We repriced the warrants during 2013 and took an additional charge to earnings of $1,269,380 related to the repricing. The warrants were exercised upon the repricing. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. As of December 31, 2018, the outstanding balance was $1,000,000, plus accrued interest of $636,948. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, a security agreement, and a warrant to purchase 10,000 shares of common stock at an exercise price to be determined pursuant to a specified formula and expires on September 30, 2023. During 2013, we issued $525,000 of 10% promissory notes and warrants to purchase 105,000 shares of common stock. We determined the warrants had a fair value of $60,068 based on the Black-Scholes option-pricing model. As part of our agreement with a proposed external financing source, the board repriced the warrants to $0.00, exercised the warrants, and issued shares of common stock. On August 15, 2017, loans of $316,666 and accrued interest of $120,898 were converted to 437,564 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The shares were recorded at fair value of $1,165,892, which resulted in a loss on settlement of debt of $728,328 on the conversion date. As of December 31, 2018, the loan balance was $158,334 and the accrued interest was $84,947.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc., or BBNA. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of December 31, 2018, the balance outstanding was $130,000, and the accrued interest as of that date was $50,857. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. For the year ended December 31, 2018, we repaid $35,000. As of December 31, 2018, the note balance was $1,102,500 and the accrued interest was $511,818. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $247,045 as of December 31, 2018.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, has been extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $18,917 as of December 31, 2018.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand.  During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of December 31, 2018, the balance outstanding was $177,000, plus accrued interest of $32,851.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. As of December 31, 2018, the outstanding balance for all four notes was $80,000, plus accrued interest of $7,003.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation, September 30, 2018, or when we are otherwise able to pay. For the year ended December 31, 2018 and 2017, we repaid $29,474 and $39,432 respectively. As of December 31, 2018, the outstanding balance was $612,093 and the accrued interest was $80,568. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2018, or when we are otherwise able to pay. This note is in default.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors, in the aggregate principal amount of $979,156 as of December 31, 2018. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. In connection with the issuance of the notes, for each note purchased, the note holder will receive a warrant as follows:

●
$10,000 note with a warrant to purchase 2,000 shares
●
$20,000 note with a warrant to purchase 5,000 shares
●
$25,000 note with a warrant to purchase 6,500 shares
●
$30,000 note with a warrant to purchase 8,000 shares
●
$40,000 note with a warrant to purchase 10,000 shares
●
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of December 31, 2018, and December 31, 2017, the balance outstanding was $979,156 and $490,000, respectively. As of December 31, 2018, and December 31, 2017, the accrued interest was $71,542 and $613, respectively. As of December 31, 2018, and December 31, 2017, we had issued warrants to purchase 262,000 and 134,000 shares of common stock, respectively. As of December 31, 2018, and December 31, 2017, we determined that the warrants had a fair value of $34,975 and $41,044, respectively, based on the Black-Scholes pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have amortized $51,584 of debt discount. As of December 31, 2018, warrants to purchase 39,000 shares have been exercised (see Note 6), and the debt discount related to the exercised warrants has been fully expensed. As of December 31, 2018, $21,367 of the principal payments of two notes are due and in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 to us and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. As of December 31, 2018, we have received five tranches totaling $482,222 with debt issuance cost of $91,222. The debt issuance cost is amortized over the life of the note. In addition, we also issued warrants to purchase 56,073 shares of common stock in accordance with a non-exclusive finder’s fee arrangement (see Note 6). These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost. During the year ended December 31, 2018, L2 Capital converted $114,078 of the note into 4,000,000 shares of common stock at an average conversion price of $0.0285 per share. As of December 31, 2018, we have recorded a debt discount of $475,481 for the fair value of derivative liability and fully amortized the debt discount. As of December 31, 2018, the outstanding balance of the original loan was $368,145 plus a default penalty of $261,306 for a total of $629,451. The accrued interest was $59,938. The note is in default as of December 31, 2018.

On May 22, 2018, we executed a convertible note with Collier Investments, LLC, an unaffiliated California company, in the amount of $281,250 with an interest rate of 12% per annum. The maturity date of the note is the earlier of: (i) seven months after the issuance date; or (ii) the date on which we consummate a capital-raising transaction for $6,000,000 or more primarily from the sale of equity in the company. The note, or any portion of it, can be convertible by the holder into shares of our common stock at any time after the issuance date. The conversion price is equal to the lesser of 80% multiplied by the price per share paid by the investors in a “qualified financing” (as defined in the note) or $0.20, subject to certain adjustments. At any time within a 90-day period following the issuance date, we have the option to prepay 145% of the outstanding balance. There were an original issue discount and transaction fees of $36,250, yielding net proceeds of $245,000 to us. In addition, we paid a finder’s fee of $20,914. The original issue discount and transaction finder fees are being amortized over the life of the note payable as debt issuance cost. As of December 31, 2018, we have fully amortized the debt issuance cost. As of December 31, 2018, we have recorded a debt discount of $5,267 for the fair value of derivative liability and fully amortized the debt discount. On December 14, 2018, L2 Capital LLC purchased this note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance, the accrued interest, and liquidated damages (see below for convertible note issued to L2 Capital on December 14, 2018). We recorded the loss on the extinguishment of debt of $279,432.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of December 31, 2018, the balance outstanding was $10,000 and the accrued interest was $172.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $371,250 for the fair value of derivative liability and fully amortized the debt discount. On December 31, 2018, the outstanding balance was $524,373, which includes a default penalty, and the accrued interest was $4,183. This note is in default.

The following convertible note and notes payable were outstanding at December 31, 2018:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2018	Discount at December 31, 2018	Carrying Amount at December 31, 2018	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	9,379	-	9,379	-	-	9,379	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/10/18	12/31/18	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/17/19	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes**	979,156	979,156	24,435	954,721	-	-	954,721	-
11/06/17	12/31/18	10.00%	Yes	646,568	612,093	-	612,093	612,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	629,451	-	629,451	-	-	629,451	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12 /22/18	24.00%*	Yes	524,373	524,373	-	524,373	-	-	524,373	-
Totals				$8,515,098	$6,634,206	$24,435	$6,609,771	$2,485,973	$-	$3,955,464	$168,334

(1)
Maturity date is 90 days after demand.
(2)
Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3)
L2 - Note was drawn down in five traunches between 02/16/18 and 05/02/18.
**
Partially in default as of December 31, 2018
*
Default interest rate

The following convertible notes and notes payable were outstanding at December 31, 2017:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2017	Discount at December 31 2017	Carrying Amount at December 31, 2017	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	12,272	-	12,272	-	-	12,272	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	No	1,000,000	1,000,000	-	1,000,000	1,000,000	-	-	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-		-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	130,000	-	-	-
04/01/14	12/31/18	10.00%	No	2,265,000	1,137,500	-	1,137,500	1,137,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	No	50,000	50,000	-	50,000	-	-	50,000
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	-	25,000
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	-	15,000
12/20/17	(2)	10.00%	No	490,000	490,000	41,044	448,956	-	-	-	448,956
11/06/17	(3)	10.00%	No	646,568	641,568	-	641,568	641,568	-	-	-
Totals					$5,048,594	$41,044	$5,007,550	$3,680,448	$-	$639,812	$687,290

(1)
Maturity date is 90 days after demand.
(2)
Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3)
Principal and accrued interest will be due and payable at the earliest of A) resolution of Memphis litigation; B) December 31, 2018 , or C) when OTE is able to pay.
*
Default interest rate.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum principal payments of convertible notes and notes payable at December 31, 2018:

2019	$6,441,437
2020	-
2021	10,000
2022 and thereafter	158,334
Total	$6,609,771

NOTE 5 – DERIVATIVE LIABILITY

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

On August 19, 2018, the note issued to L2 Capital on February 19, 2018, went into default. In accordance with the terms of the note, at any time on or after the occurrence of any event of default, the conversion price per share would adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at December 31, 2018	Quoted prices in active markets for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative Liability	$2,292,254	$-	$-	$2,292,254

The tables below set forth a summary of changes in fair value of our Level 3 financial liabilities for the year ended December 31, 2018. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of December 31, 2018:

Derivative Liability
Derivative liability as of December 31, 2017	$-
Fair value at the commitment date for convertible instruments	1,690,124
Change in fair value of derivative liability	759,603
Reclassification to additional paid-in capital for financial instruments that ceased to be a derivative liability	(157,473)
Derivative liability as of December 31, 2018	$2,292,254

Change in Fair Value
of Derivative Liability*
Change in fair value of derivative liability at the beginning of year	$-
Day one gains/(losses) on valuation	441,865
Gains/(losses) from the change in fair value of derivative liability	764,992
Change in fair value of derivative liability at the end of year	$1,206,857
_______________
*
Gains/(losses) related to the revaluation of Level 3 financial liabilities is included in “Change in fair value of derivative liability” in the accompanying consolidated audited statement of operations.

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	Commitment Date	Remeasurement Date**
Expected dividends	0%	0%
Expected volatility	81% to 503%	87% to 515%
Risk free interest rate	2.05% to 3.07%	2.19% to 2.60%
Expected term (in years)	0.25 to 5.0	0.23 to 4.81
_______________
**
The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the year ended December 31, 2017, individuals exercised Series D warrants to purchase 998,079 shares of common stock at a price of $0.75 per share for cash totaling $748,535. These warrants were related to the BBNA merger.

For the year ended December 31, 2017, we issued 2,173,517 shares of common stock for services performed with a fair value of $2,388,478.

For the year ended December 31, 2017, we issued 1,714,285 shares of common stock to L2 Capital, LLC with a fair value of $514,286 under the equity purchase agreement.

For the year ended December 31, 2017, we issued 11,250 shares of common stock pursuant to our private placement memorandum with a fair value of $45,000 ($4.00 per share).

As part of the Merger, 94,343,776 shares of common stock were issued to the shareholders of OTE in exchange for common stock in the merged company.

As a part of our agreement with the Memphis Investors, the board repriced 14,792,500 warrants and 100,000 options to $0.00 per share, the Memphis Investors exercised the warrants and options, and we issued 14,792,500 shares of common stock. These warrants had a fair value of $6,769,562. Per ASC Topic 718, this exchange is treated as a modification. The incremental value of $6,769,562 measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification using the Black-Scholes option pricing model was expensed fully when they were exercised.

On May 8, 2017, JPF Venture Group, Inc., an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, transferred 148,588 shares of common stock for $111,440 to us to fulfill an overcommitment of Series D warrants.

On May 9, 2017, we issued 536,490 shares of common stock to the former shareholders of TetriDyn Solutions, Inc. for the assumption of $617,032 of accrued expenses and $1,015,506 of convertible notes and notes payable from related and unrelated parties. We recorded a debit of $1,628,026 to additional paid-in capital as part of the recapitalization.

On June 5, 2017, a note holder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

On June 29, 2017, the board of directors approved a stock bonus for our chief executive officer and and our senior financial advisor of 258,476 and 150,590 shares of common stock, respectively, at fair value of $920,399. These shares were issued on November 1, 2017.

On August 3, 2017, we entered into a compensation agreement with our former legal counsel wherein we agreed to pay an outstanding legal bill in the amount of $197,950 by issuance of 65,000 shares covered by a registration statement on Form S-8, filed with the Securities and Exchange Commission on August 25, 2017. The former legal counsel may, at any time and from time to time following the filing of the Form S-8, elect to call for the issuance of shares as payment for the outstanding legal bill. As the shares are sold into the market, the outstanding balance will be reduced. On October 17, 2017, we issued 65,000 shares of common stock pursuant to the agreement with a fair value of $146,250. As of December 31, 2017, our former legal counsel had sold 704 shares with total proceeds of $1,133. As of December 31, 2017, the fair value of the 64,296 shares of common stock was $20,575 and $124,542 was recorded as a change in fair value of liability. As of December 31, 2018, our former legal counsel has sold the remaining 64,296 shares with total proceeds of $14,367. The legal fees balance of $182,450 remains outstanding as of December 31, 2018.

On August 15, 2017, Series B note holders elected to convert $316,666 in notes payable for 316,666 shares of common stock at a conversion rate of $1.00. In addition, they converted accrued interest in the amount of $120,898 for 120,898 shares of common stock. The shares were recorded at fair value of $1,165,892. We recorded a loss on the settlement of debt of $728,328 on the conversion date.

On August 15, 2017, Clean Energy note holders elected to convert $166,800 in notes payable for 139,000 shares of common stock at a conversion rate of $1.20. In addition, they converted accrued interest in the amount of $48,866 for 40,722 shares of common stock.

On August 15, 2017, Jeremy P. Feakins & Associates, LLC, an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, elected to convert $618,500 in notes payable for 618,500 shares of common stock at a conversion rate of $1.00. In addition, it converted accrued interest in the amount of $207,731 for 207,731 shares of common stock.

On September 8, 2017, JPF Venture Group, Inc., an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, elected to convert $50,000 in notes payable for 3,612,596 shares of common stock at a conversion rate of $0.014. In addition, it converted accrued interest in the amount of $6,342 for 458,198 shares of common stock.

We entered into a settlement agreement to convert an outstanding payable balance totaling $180,000 into 360,000 shares of common stock. The shares were recorded at fair value of $556,875. We recorded a loss on settlement of debt of $376,875 on settlement date.

On November 8, 2017, Jeremy P. Feakins & Associates LLC, an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer, elected to convert $50,000 of Series B notes payable into 50,000 shares of common stock at a conversion rate of $1.00. In addition, accrued interest of $16,263 was converted into 16,263 shares of common stock.

For the year ended December 31, 2018, we issued 673,345 shares of common stock for services performed with a fair value of $138,986.

For the year ended December 31, 2018, we issued 2,300,000 shares of common stock for financing to L2 Capital with a fair value of $106,905 in cash, net of offering cost.

For the year ended December 31, 2018, we issued 4,000,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable to L2 Capital in the amount of $114,078.

For the year ended December 31, 2018, note holders elected to exercise warrants to purchase 39,000 shares of common stock for $9,520 in cash.

For the year ended December 31, 2018, we sold 984,352 shares of common stock for $58,980 in cash. This includes 240,840 shares of common stock for $10,000 that were issued to our chief executive officer and an independent director.

For the year ended December 31, 2018, we issued 400,000 shares to L2 Capital as a commitment fee for $21,200 to purchase our outstanding note payable from Collier Investments LLC.

Warrants and Options

We used the following assumptions for options during the year ended December 31, 2018:

Expected volatility:	462% - 509%
Expected lives:	3 years
Risk-free interest rate:	2.01% - 2.85%
Expected dividend yield:	None

We used the following assumptions for options during the year ended December 31, 2017:

Expected volatility:	485%
Expected lives:	3 Years
Risk-free interest rate:	1.98% - 2.01%
Expected dividend yield:	None

During 2012, we issued warrants to purchase 1,075,000 shares of common stock in conjunction with Series A notes payable that were exercisable at a price of $3.00 per share and expired on March 31, 2017. The warrants were fully exercised at $0.00 per share upon board of directors’ approval during the year ended December 31, 2017.

During 2013, we issued warrants to purchase 105,000 shares of common stock in conjunction with Series B notes payable that were exercisable at a price to be determined pursuant to a specified formula. Effective July 21, 2014, our common stock was approved for listing on the GXG Markets First Quote platform with an $0.85 per share price, establishing a price of $0.68 per share for the warrants and making them all exercisable. The warrants were fully exercised at $0.00 per share upon board of directors’ approval during the year ended December 31, 2017.

During 2013, we issued warrants to purchase 300,000 shares of common stock, with an exercise price equal to the greater of a 50% discount of the stock price at our initial public offering of shares or $0.425 per share (subject to adjustment), in conjunction with a note payable to Jeremy P. Feakins & Associates, LLC, an entity owned by our chief executive officer, in the amount of $100,000. Effective July 21, 2014, we were approved for listing on the GXG Markets First Quote platform with an $0.85 per share price, establishing a price of $0.425 per share for the warrants and making them all exercisable. The warrants were fully exercised at $0.00 upon board of directors’ approval during the year ended December 31, 2017.

As part of the merger with BBNA, we assumed outstanding warrants to purchase 10,000,000 shares of common stock with an expiration date of December 31, 2018. These warrants are grouped into five tranches of 2,000,000 shares. The pricing for each tranche was as follows: Series A and Series B were $0.50 per share; Series C was $0.75 per share; Series D was $1.00 per share; and Series E was $1.25 per share. During 2014, 5,786,635 of these warrants were exercised and 1,157,989 were exercised during 2015. In addition, we repriced the Series D warrants to $0.75 per share and Series E warrants to $0.50 per share. During the year ended December 31, 2017, 998,079 were exercised.

During 2014, we issued warrants to purchase 12,912,500 shares of common stock, with an exercise price of $0.425 per share (subject to adjustment) in conjunction with a note payable to Jeremy P. Feakins & Associates, LLC, an entity owned by our chief executive officer, in the amount of $2,265,000. On April 4, 2016, the note holder agreed to amend the note to extend the due date of the note to December 31, 2017. We did not modify the terms of the warrants. The warrants were fully exercised at $0.00 per share upon board of directors’ approval during the year ended December 31, 2017.

During 2014, we issued warrants to purchase 300,000 shares of common stock, with an exercise price of $1.00 per share and an expiration date of December 31, 2018, in conjunction with notes payable to individuals, including a then-related party, in the amount of $300,000. The warrants were fully exercised at $0.00 per share upon board of directors’ approval during the year ended December 31, 2017.

The following table summarizes all warrants outstanding and exercisable for the years ended December 31, 2018 and 2017:

Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	15,912,210	$0.76
Granted	134,000	*
Exercised	(998,079)	$0.31
Exercised (re-priced to $0.00)	(14,692,500)	$0.00
Forfeited	(221,631)	$0.00
Balance at December 31, 2017	134,000	$0.76
Granted	255,073	$0.21
Exercised	(39,000)	$0.24
Forfeited	-	$0.00
Balance at December 31, 2018	350,073	$0.18
Exercisable December 31, 2018	350,073	$0.18
__________

*Discount of 15% of CPWR closing price on OTCQB the day before the warrant is exercised.

The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.06 per share on December 31, 2018. The intrinsic value of warrants to purchase 350,073 shares on that date was $3,408.

During the year ended December 31, 2018, we issued warrants to purchase 125,073 shares of our common stock, none of which has been exercised, to Craft Capital Management, LLC, as a finder’s fee for debt and equity transactions between L2 Capital and us.

As of December 31, 2017, we issued warrants to purchase 134,000 shares of our common stock to note holders. During 2018, we issued additional warrants to purchase 128,000 shares of our common stock (see Note 4). During 2018, the note holders elected to exercise warrants and purchase 39,000 shares of common stock for $9,520 in cash (see Note 6). As of December 31, 2018, we have outstanding warrants to purchase 223,000 shares of our common stock.

On, January 1, 2015, we issued to our independent director, who was then vice president shareholder relations, three-year options to purchase an aggregate of 100,000 shares of common stock at $0.75 per share, which would expire on January 1, 2018. The options vest in four segments of 25,000 shares per quarter commencing on: March 31, 2015; June 30, 2015; September 30, 2015, and December 31, 2015. We calculated the fair value of the options by using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield for all the years; expected volatility of 54%; risk-free interest rate of 0.25%; and an expected life of one year. The fair value of the options was $22,440 or $0.2244 per option. These options were fully exercised at $0.00 upon approval by our board of directors during the year ended December 31, 2017.

The following table summarizes all options outstanding and exercisable for the years ended December 31, 2018 and 2017:

	Number of	Weighted Average Exercise
	Options	Price
Balance at December 31, 2016	100,000	$0.75
Granted	-	-
Exercised	(100,000)	$0.75
Forfeited	-	-
Balance at December 31, 2017	-	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	-	-
Exercisable December 31, 2018	-	-

NOTE 7 – INCOME TAX

The Jobs Act significantly revised the U.S. corporate income tax law by lowering the corporate federal income tax rate from 35% to 21%.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the definition of Section 382. If we have experienced an ownership change, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed, and any limitation known, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on our results of operations or financial position.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 18.9% to the income before provision for income taxes is as follows:

	For the Years Ended December 31
	2018	2017
Statutory rate applied to loss before income taxes	$(2,276,031)	$(5,903,355)
Increase (decrease) in income taxes results from:
Nondeductible permanent differences	806,885	4,446,014
Change in tax rate estimates	-	3,566,781
Change in valuation allowance	1,469,146	(2,109,440)
Income tax expense (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2018	2017
Depreciation and impairment	$2,358,860	$2,100,958
Operating loss carryforwards	7,917,151	6,705,907
Gross deferred tax assets	10,276,011	8,806,865
Valuation allowance	(10,276,011)	(8,806,865)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $27,400,000. This loss is allowed to be offset against future income. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2018. The change in the valuation allowance for the years ended December 31, 2018 and 2017 was an increase (decrease) of $1,469,146 and $(2,109,440), respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018. During the year ended December 31, 2018, we executed 12 put options for L2 Capital to purchase 2,300,000 shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt or equity transaction or to finance a merger/acquisition or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have an exercise price ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell, grant any option to purchase or sell, grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms. As of December 31, 2018, we have issued to Craft warrants to purchase 125,073 shares of common stock, none of which has been exercised, as a finder’s fee for debt and equity transactions between L2 Capital and us.

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

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. We have reason to believe the defendants have adequate assets to satisfy this judgment in full. The collection process is ongoing. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants.

NOTE 9 – CONSULTING AGREEMENTS

For the year ended December 31, 2018, we issued 673,345 shares of common stock for services performed with a fair value of $138,986.

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, we have not issued the shares. As of December 31, 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of December 31, 2018, we have not issued the shares and have accrued the amount.

NOTE 10 – EMPLOYMENT AGREEMENTS

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

NOTE 11 – RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2018 and 2017, we paid rent of $120,000 and $95,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2017, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. For the year ended December 31, 2018, we repaid $35,000. As of December 31, 2018, the note balance was $1,102,500 and the accrued interest was $511,818. This note is in default.

During the year ended December 31, 2017, we made a repayment of note payable to a related party in the amount of $64,432.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $32,851 as of December 31, 2018.

On May 8, 2017, JPF Venture Group. Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer transferred 148,558 shares of common stock for $111,440 to us to fulfill an over commitment of "D'" warrants.

On June 5, 2017, a note holder and a shareholder elected to convert a $25,000 convertible note payable for 1,806,298 shares of common stock ($0.014 per share).

On September 8, 2017, JPF Venture Group, Inc., an investment entity that is majority-owned by our director, chief executive officer, and chief financial officer elected to convert $50,000 in notes payable for 3,612,596 shares of common stock at a conversion rate of $0.014 per share. In addition, accrued interest in the amount of $6,342 was converted to 458,198 shares.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of December 31, 2018, the outstanding balance was $612,093 and the accrued interest was $80,568. For the year ended December 31, 2018 and 2017, we repaid $29,474 and $39,432, respectively. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2018, or when we are otherwise able to pay. This note is in default.

On November 8, 2017, Jeremy P. Feakins & Associates. LLC, an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer and chief financial officer, a Series B note holder, elected to convert $50,000 in notes payable for 50,000 shares of common stock at a conversion rate of $1.00. In addition it converted accrued interest in the amount of $16,263 for 16,263 shares.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the 2017 Merger. As of December 31, 2018, the outstanding balance of these loans was $581,880 and the accrued interest was $125,381. All of these notes are in default.

In December 2018, Jeremy P. Feakins, our chief executive officer, made two advances to us totaling $4,600. The total amount was repaid on January 23, 2019.

For the year ended December 31, 2018, we sold 240,840 shares of common stock for $10,000 in cash to our chief executive officer and an independent director.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, the outstanding balance was $12,500, plus accrued interest of $1,754.

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2019, we initiated a promissory note agreement pursuant to which we issued a series of promissory notes in the amount of $10,000 to accredited investors. Proceeds from these notes will be used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee: Ocean Thermal Energy Corporation v. Robert Coe, el al., Case No. 2:17-cv-02343SHL-cgc; and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of March 22, 2019, the outstanding balance of these loans is $290,000.

Subsequent to December 31, 2018, L2 Capital LLC exercised four loan conversions totaling $49,614 and was issued 1,800,000 shares.

On January 23, 2019, we repaid advances totaling $4,600 to Jeremy P. Feakins, our chief executive officer.