Form 10-Q
period 2019-03-31
Ocean Thermal Energy Corp
filed 2019-05-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	[ ]	No	[X]

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2019, issuer had 133,838,944 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$77,044	$8,398
Prepaid rent	10,000	-
Total Current Assets	87,044	8,398

Property and equipment, net	500	672

Total Assets	$87,544	$9,070

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$9,280,982	$8,876,222
Notes payable - related party, net	2,393,473	2,398,473
Convertible notes payable -related party- net	87,500	87,500
Notes payable, net	2,994,317	2,671,640
Convertible note payable, net	1,234,210	1,283,824
Derivative liability	1,814,816	2,292,254
Total Current Liabilities	17,805,298	17,609,913

Long-term Liabilities
Notes payable, net	168,334	168,334
Total Liabilities	17,973,632	17,778,247

Stockholders' deficiency
Preferred Stock, $0.001 par value; 20,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,132,838,944 and 131,038,944 shares issued and outstanding, respectively	132,839	131,039
Additional paid-in capital	57,796,595	57,683,015
Accumulated deficit	(75,815,522)	(75,583,231)
Total Stockholders' Deficiency	(17,886,088)	(17,769,177)

Total Liabilities and Stockholders' Deficiency	$87,544	$9,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(Unaudited)

	2019	2018
Operating Expenses
Salaries and wages	$152,417	$329,989
Professional fees	204,565	207,237
General and administrative	60,437	226,988
Total Operating Expenses	417,419	764,214

Loss from Operations	(417,419)	(764,214)

Other Income (Expenses)
Interest expense, net	(212,703)	(161,315)
Amortization of debt discount	(13,841)	(26,281)
Change in FV of derivative liability	411,672	-
Total Other income (expense)	185,128	(187,596)

Loss Before Income Taxes	(232,291)	(951,810)

Provision for Income Taxes	-	-

Net Loss	$(232,291)	$(951,810)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares of common stock outstanding and diluted	132,210,055	122,678,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2017	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Stock issued for exercise of warrants	-	-	30,000	30	8,181	-	8,211
Stock issued for services	-	-	90,657	91	23,575	-	23,666
Benefical conversion feature	-	-	-	-	32,450	-	32,450
Net Loss	-	-	-	-	-	(951,810)	(951,810)
Balance, March 31, 2018 (unaudited)	-	$-	122,762,904	$122,763	$57,135,228	$(68,655,028)	$(11,397,037)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2018	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Stock issued for conversions of notes payable	-	-	1,800,000	1,800	47,814	-	49,614
Reclassification of derivative liabilities	-	-	-	-	65,766	-	65,766
Net Loss	-	-	-	-	-	(232,291)	(232,291)
Balance, March 31, 2019 (unaudited)	-	$-	132,838,944	$132,839	$57,796,595	$(75,815,522)	$(17,886,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(232,291)	$(951,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	169
Change in derivative liability	(411,672)	-
Stock issued for services	-	23,666
Amortization of debt discount	13,841	26,281
Changes in assets and liabilities
Prepaid expense	(10,000)	-
Accounts payable and accrued expenses	404,760	66,804
Net Cash Used In Operating Activities	(235,190)	(834,890)

Cash Flow From Investing Activities:
Assets under construction	-	(22,500)
Net Cash Used In Investing Activities	-	(22,500)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(5,000)	(37,500)
Repayment of notes payable	(1,164)	(1,552)
Proceeds from notes payable	310,000	444,156
Proceeds from convertible notes payable	-	161,000
Proceeds from exercise of warrants	-	8,211
Net Cash Provided by Financing Activities	303,836	574,315

Net increase (decrease) in cash and cash equivalents	68,646	(283,075)
Cash and cash equivalents at beginning of period	8,398	425,015
Cash and Cash Equivalents at End of Period	$77,044	$141,940

Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,014	$2,736
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$-	$32,450
Reclassification of derivative liability	$65,766	-
Convertible note payable and accrued interest into common stock	$49,614	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated March 31, 2019 Financial Statements
(Unaudited)

Note 1: Nature of Business and Business Presentation

Ocean Thermal Energy Corporation is currently in the businesses of:

● OTEC and SWAC/LWAC —designing ocean thermal energy conversion (“OTEC”) power plants and seawater air conditioning and lake water air conditioning (“SWAC/LWAC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC/LWAC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

● EcoVillages —developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable. EcoVillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller subcommunities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups.

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, including the financial statements and notes.

Note 2: Summary of Significant Accounting Policies

Principal Subsidiary Undertakings

Our condensed consolidated financial statements include the following subsidiaries:

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, we had no cash equivalents.

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

 Reportable business segment information is as follows:

March 31, 2019
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$87,544	$-	$-	$87,544
Net loss	$(232,291)	$-	$-	$(232,291)
Property and equipment	$500	$-	$-	$500
Assets under construction	$-	$-	$-	$-
Depreciation	$172	$-	$-	$172

March 31, 2018
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$168,123	$750,237	$164,902	$1,083,262
Net loss	$(951,810)	$-	$-	$(951,810)
Property and equipment	$1,183	$-	$-	$1,183
Assets under construction	$-	$750,237	$164,902	$915,139
Depreciation	$169	$-	$-	$169
Additions to assets under construction	$-	$22,500	$-	$22,500

During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were considered to be impaired due to the uncertainty of the project and were written off; consequently, there were no assets under construction as of March 31, 2019.

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

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We capitalize direct interest costs associated with the projects. As of March 31, 2019 and 2018, we have no interest costs capitalized for any of these projects.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at March 31, 2019 and December 31, 2018, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at March 31, 2019 and December 31, 2018 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal. As of March 31, 2019 and December 31, 2018, $0 and $0, respectively, were deposited in excess of FDIC-insured limits.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 220,500 shares issuable upon the exercise of warrants and 51,353,422 and 7,567,438 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three months ended March 31, 2019 and 2018, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our condensed consolidated financial statements during the three months ended March 31, 2018.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our results of operations, cash flows, or financial condition.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 3: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $232,291 and used $235,190 of cash in operating activities for the three months ended March 31, 2019. We had a working capital deficiency of $17,718,254 and a stockholders’ deficiency of $17,886,088 as of March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

 Note 4: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the three months ended March 31, 2019, we made a repayment of $1,164. The loan principal was $8,215 with accrued interest of $0 as of March 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,164 as of March 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $47,239 with accrued interest of $10,498 as of March 31, 2019. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $40,916 as of March 31, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $21,365 as of March 31, 2019. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of March 31, 2019, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $100,927 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of March 31, 2019, the outstanding balance was $75,000, plus accrued interest of $13,299.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the note are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion price is not required to adjust for the reverse stock split as per the note agreement. On February 24, 2017, the notes were amended to eliminate the conversion features. As of March 31, 2019, the outstanding balance was $112,500, plus accrued interest of $20,071.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of March 31, 2019, the outstanding balance was $12,500, plus accrued interest of $1,942.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018, On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of March 31, 2019, the outstanding balance was $1,000,000, plus accrued interest of $661,948.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of March 31, 2019, the loan balance was $158,334 and the accrued interest was $88,905.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of March 31, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $53,457. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of March 31, 2019, the note balance was $1,102,500 and the accrued interest was $540,255. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $263,545 as of March 31, 2019.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, has been extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $20,167 as of March 31, 2019. As of the date of this report, the note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of March 31, 2019, the balance outstanding was $177,000, plus accrued interest of $37,226.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. As of March 31, 2019, the outstanding balance for all four notes was $80,000, plus accrued interest of $8,186.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined herein), December 31, 2018, or when we are otherwise able to pay. During the first quarter of 2019, we repaid $5,000. As of March 31, 2019, the outstanding balance was $607,093 and the accrued interest was $95,862. This note is in default.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. In connection with the issuance of the notes, for each note purchased, the note holder received a warrant as follows:

● $10,000 note with a warrant to purchase 2,000 shares

● $20,000 note with a warrant to purchase 5,000 shares

● $25,000 note with a warrant to purchase 6,500 shares

● $30,000 note with a warrant to purchase 8,000 shares

● $40,000 note with a warrant to purchase 10,000 shares

● $50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of March 31, 2019, the balance outstanding was $979,156 and the accrued interest was $94,744. As of March 31, 2019, we have outstanding warrants to purchase 223,000 shares of common stock. As of March 31, 2019, $21,367 of the principal payments of two notes are due and in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 to us and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a non-exclusive finder’s fee arrangement. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $475,481 for the fair value of derivative liability and fully amortized the debt discount. As of March 31, 2019, we have outstanding warrants to purchase 56,073 shares of common stock. As of March 31, 2019, the outstanding balance of the original loan was $368,145, plus a default penalty of $261,306, for a total of $629,451, and accrued interest was $72,527. The note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of March 31, 2019, we have outstanding warrants to purchase 2,000 shares of common stock. As of March 31, 2019, the balance outstanding was $10,000 and the accrued interest was $322.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. During the three months ended March 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. As of March 31, 2019, the outstanding balance was $474,759, which includes a default penalty, and the accrued interest was $18,944. This note is in default.

On January 2, 2019, we initiated a promissory note agreement pursuant to which we issued a series of promissory notes in the amount of $10,000 to accredited investors. Proceeds from these notes will be used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, el al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation (the “Memphis Litigation”). These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of March 31, 2019, the outstanding balance of these loans is $310,000 and the accrued interest was $10,441.

The following convertible note and notes payable were outstanding at March 31, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at March 31, 2019	Discount at March 31, 2019	Carrying Amount at March 31, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	8,215	-	8,215	-	-	8,215	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	No	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes**	979,156	979,156	10,594	968,562	-	-	968,562	-
11/06/17	12/31/18	10.00%	Yes	646,568	607,093	-	607,093	607,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	629,451	-	629,451	-	-	629,451	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	474,759	-	474,759	-	-	474,759	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000			310,000
		Totals		$8,775,484	$6,888,428	$10,594	$6,877,834	$2,480,973	$-	$4,228,527	$168,334

(1) Maturity date is 90 days after demand.
(2) Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3). L2 - Note was drawn down in five traunches between 02/16/18 and 05/02/18.
(4). Loans were issued from January 2, 2019 to March 23, 2019. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs, Robert Coe el al.
** Partially in default as of March 31, 2019
* Default interest rate

The following convertible notes and notes payable were outstanding at December 31, 2018:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2018	Discount at December 31, 2018	Carrying Amount at December 31, 2018	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	9,379	-	9,379	-	-	9,379	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/18	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%**	Yes**	979,156	979,156	24,435	954,721	-	-	954,721	-
11/06/17	12/31/18	10.00%	Yes	646,568	612,093	-	612,093	612,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	629,451	-	629,451	-	-	629,451	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	524,373	524,373	-	524,373	-	-	524,373	-
	Totals			$ 8,515,098	$ 6,634,206	$ 24,435	$ 6,609,771	$ 2,485,973	$ -	$ 3,955,464	$ 168,334

(1) Maturity date is 90 days after demand.
(2) Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3). L2 - Note was drawn down in five traunches between 02/16/18 and 05/02/18.
* Default interest rate.
** Partially in default as of December 31, 2018

Note 5: Derivative Liability

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

On August 19, 2018, we defaulted in payment of the note issued to L2 Capital on February 19, 2018. In accordance with the terms of note, at any time on or after the occurrence of any event of default, the conversion price per share will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at March 31, 2019	Quoted prices markets for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$1,814,816	$-	$-	$1,814,186

The tables below set forth a summary of changes in fair value of our Level 3 financial liabilities for the three months ended March 31, 2019. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2019:

Derivative Liability
Derivative liability as of December 31, 2018	$2,292,254
Fair value at the commitment date for convertible instruments	-
Change in fair value of derivative liability	(411,672)
Reclassification to additional paid-in capital for financial instruments
that ceased to be a derivative liability	(65,766)
Derivative liability as of March 31, 2019	$1,814,816

Change in Fair Value
of Derivative
Liability*
Change in fair value of derivative liability at the beginning of period	$1,206,857
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	(1,618,529)
Change in fair value of derivative liability at the end of period	$(411,672)
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

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Remeasurement Date**
Expected dividends	0%
Expected volatility	38.7% to 496%
Risk free interest rate	2.22% to 2.60%
Expected term (in years)	0.08 to 4.56
_________________
** The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 6: Stockholders’ Equity

Common Stock

During the three months ended March 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital LLC for the conversion of a portion of our notes payable in the amount of $49,614.

Warrants

The following table summarizes all warrants outstanding and exercisable for the three months ended March 31, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2018	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2019	350,073	$0.18
Exercisable at March 31, 2019	350,073	$0.18

The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.0449 per share on March 31, 2019. The intrinsic value of warrants to purchase 350,073 shares on that date was $2,358.

Note 7: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date,” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. During the three months ended March 31, 2019, we did not execute any put options with L2 Capital to purchase any shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have an exercise price ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms. As of March 31, 2019, we have outstanding warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and 69,000 for L2 Capital debt transactions for a total outstanding of 125,073, none of which has been exercised.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. During 2018, we received three payments totaling $100,000 from the defendants. We have not received any additional payments during the first quarter of 2019. The collection process is ongoing.

Consulting Agreements

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, we have not issued the shares. As of March 31, 2019 and December 31, 2018, we have accrued the share compensation at fair value totaling $1,600. Shares have not been issued as of March 31, 2019.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of March 31, 2019 and December 31, 2018, we have not issued the shares and have accrued the amount. Shares have not been issued as of March 31, 2019.

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

Note 8: Related-Party Transactions

For the three months ended March 31, 2019, we paid rent of $30,000 to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, the due date of a 2015 related-party note payable was extended to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. The balance on the note payable was $1,102,500 and accrued interest was $540,255 as of March 31, 2019.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The outstanding balance was $177,000 and accrued interest was $37,226 as of March 31, 2019.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of March 31, 2019, the outstanding balance was $607,093 and the accrued interest was $95,862. For the three months ended March 31, 2019, we repaid $5,000. This note is in default.

We remain liable for the loans made to us by JPF Venture Group before JPF Venture Group was an affiliate. As of March 31, 2019, the outstanding balance of these loans was $581,880 and the accrued interest was $134,297.

Note 9: Subsequent Events

Subsequent to March 31, 2019, we issued 1,000,000 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $24,733.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

We had no revenue in the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, we had salaries and wages of $152,417, compared to salaries and wages of $329,989 during the same three-month period for 2018, a decrease of 53.8%, which can be attributed to decreasing our staff due to the lack of cash flow.

During the three months ended March 31, 2019 and 2018, we recorded professional fees of $204,565 and $207,237, respectively, a decrease of 1.3%, due primarily to reduced use of outside consultants during the first quarter of 2019.

We incurred general and administrative expenses of $60,437 during the three months ended March 31, 2019, compared to $226,988 for the same three-month period for 2018, a 73.4% decrease. Management made a concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $212,703 for the three months ended March 31, 2019, compared to $161,315 for the same period of the previous year, an increase of 31.9% due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $13,841 for the three months ended March 31, 2019, compared to $26,281 for the same period of the previous year. A decrease of 47.3% is due to the fact that debt discount was fully amortized in the previous year. In addition, there was change in the fair value of the derivative liability of $411,672 during the three months ended March 31, 2019, and $0 for the same period in 2018.

Liquidity and Capital Resources

At March 31, 2019, our principal source of liquidity consisted of $77,044 of cash, as compared to $8,398 of cash at December 31, 2018. In addition, our stockholders’ deficiency was $17,886,088 at March 31, 2019, compared to stockholders’ deficiency of $17,769,177 at December 31, 2018, an increase in the deficiency of $116,911.

Our operations used net cash of $235,190 during the three months ended March 31, 2019, as compared to using net cash of $834,890 during the three months ended March 31, 2018.

Investing activities for the three months ended March 31, 2019 and 2018, used cash of $0 and $22,500, respectively. All of the assets under construction were written off as of December 31, 2018. Cash used in investing during the first three months of 2018 was an increase in our assets under construction.

Financing activities provided cash of $303,836 for our operations during the three months ended March 31, 2019, as compared to $574,315 for the first three months in 2018, a decrease of 47.1%. In the first three months of 2019, we received $310,000 from notes payable as compared to $605,156 in the same period of 2018.

Our Capital Resources and Anticipated Requirements

As noted above, at March 31, 2019, we had negative working capital (current assets minus current liabilities) of $17,718,254. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. During 2018, we received three payments totaling $100,000 from the defendants. We have not received any additional payments during the first quarter of 2019. The collection process is ongoing.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2019, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $49,614.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal is $8,215 and the accrued interest is $0 as of March 31, 2019. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $40,916 as of March 31, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $21,364 as of March 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,480 and the accrued interest is $21,164 as of March 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $4,598 as of March 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,619 and the accrued interest is $5,900 as of March 31, 2019. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with a reverse merger transaction. The outstanding balance for this note at March 31, 2019, was $130,000. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As such, we are confident that if the note holder were to seek legal redress, his unlawful conduct would be revealed, and a court would decide in our favor by either voiding the note or awarding damages sufficient to offset the note value.

During 2014, we issued note payables of $300,000. Accrued interest totaled $263,545 as of March 31, 2019. As of March 31, 2019, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, has been extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $20,167 as of March 31, 2019. As of the date of this report, the note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of March 31, 2019, the balance outstanding was $979,156 and the accrued interest was $94,744. As of March 31, 2019, $21,367 of the principal payments of two notes is due and in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are six months from the date of issue. The outstanding loan balance was $629,451, which includes the default penalty and the accrued interest was $72,527 as of March 31, 2019. These notes are in default. On April 4, 2019, L2 Capital converted $12,383 of the loans outstanding into an additional 500,000 shares of common stock. On May 8, 2019, L2 Capital converted $12,350 of the loans outstanding into an additional 500,000 shares of common stock.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. As of March 31, 2019, the outstanding balance was $474,759, which includes a default penalty, and the accrued interest was $18,944. This note is in default.

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
** The XBRL related information in Exhibit 101 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and will not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as is expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION

Date: May 13, 2019	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)