Form 10-Q
period 2019-06-30
Ocean Thermal Energy Corp
filed 2019-08-13
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
As of August 13, 2019, issuer had 133,838,944 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$27,514	$8,398
Total Current Assets	27,514	8,398

Property and equipment, net	500	672

Total Assets	$28,014	$9,070

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$9,726,171	$8,876,222
Due to related party	32,000	-
Notes payable - related party, net	2,393,473	2,398,473
Convertible notes payable -related party- net	87,500	87,500
Notes payable, net	3,003,152	2,671,640
Convertible note payable, net	1,209,478	1,283,824
Derivative liability	1,736,833	2,292,254
Total Current Liabilities	18,188,607	17,609,913

Long-term Liabilities
Notes payable, net	168,334	168,334
Total Liabilities	18,356,941	17,778,247

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
62,500 and 0 shares issued and outstanding, respectively	63	-
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 0 shares issued and outstanding, respectively	2,300	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
133,838,944 and 131,038,944 shares issued and outstanding, respectively	133,839	131,039
Additional paid-in capital	58,039,948	57,683,015
Accumulated deficit	(76,505,077)	(75,583,231)
Total Stockholders' Deficiency	(18,328,927)	(17,769,177)

Total Liabilities and Stockholders' Deficiency	$28,014	$9,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating Expenses
Salaries and wages	$163,428	$288,958	$315,845	$618,947
Professional fees	97,006	663,731	301,571	870,968
General and administrative	69,728	192,071	130,165	419,059
Stock based compensation	159,337	-	159,337	-
Total Operating Expenses	489,499	1,144,760	906,918	1,908,974

Loss from Operations	(489,499)	(1,144,760)	(906,918)	(1,908,974)

Other Income & Expenses
Interest Expense, net	(230,395)	(174,610)	(443,098)	(335,925)
Amortization of debt discount	(9,998)	(63,259)	(23,839)	(89,540)
Income from legal settlement	-	50,000	-	50,000
Change in FV of derivative liability	40,337	-	452,009	-
Total Other expense	(200,056)	(187,869)	(14,928)	(375,465)

Loss Before Income Taxes	(689,555)	(1,332,629)	(921,846)	(2,284,439)

Provision for Income Taxes	-	-	-	-

Net Loss	$(689,555)	$(1,332,629)	$(921,846)	$(2,284,439)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	133,816,966	123,014,772	133,249,441	122,863,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(Unaudited)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in capital	Deficit	Deficiency
Balance, March 31, 2018 (unaudited)	-	$-	-	$-	122,762,904	$122,763	$57,135,228	$(68,655,028)	$(11,397,037)
Common stock issued for exercise of warrants	-	-	-	-	4,000	4	880	-	884
Beneficial conversion feature	-	-	-	-	-	-	2,525	-	2,525
Common stock issued for services	-	-	-	-	540,000	540	106,760	-	107,300
Net Loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(1,332,629)	(1,332,629)
Balance, June 30, 2018 (unaudited)	-	$-	-	$-	123,306,904	$123,307	$57,245,393	$(69,987,657)	$(12,618,957)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in capital	Deficit	Deficiency
Balance, March 31, 2019 (unaudited)	-	$-	-	$-	132,838,944	$132,839	$57,796,595	$(75,815,522)	$(17,886,088)
Common stock issued for conversions of notes payable	-	-	-	-	1,000,000	1,000	23,733	-	24,733
Reclassification of derivative liabilities	-	-	-	-	-	-	37,646	-	37,646
Preferred stock issued for cash	62,500	63	-	-	-	-	24,937	-	25,000
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(689,555)	(689,555)
Balance, June 30, 2019 (unaudited)	62,500	$63	2,300,000	$2,300	133,838,944	$133,839	$58,039,948	$(76,505,077)	$(18,328,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(Unaudited)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in capital	Deficit	Deficiency
Balance, December 31, 2017	-	$-	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Common stock issued for exercise of warrants	-	-	-	-	34,000	34	9,061	-	9,095
Common stock issued for services	-	-	-	-	630,657	631	130,335	-	130,966
Beneficial conversion feature	-	-	-	-	-	-	34,975	-	34,975
Net Loss for the six months ended June 30, 2018	-	-	-	-	-	-	-	(2,284,439)	(2,284,439)
Balance, June 30, 2018 (unaudited)	-	$-	-	$-	123,306,904	$123,307	$57,245,393	$(69,987,657)	$(12,618,957)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in capital	Deficit	Deficiency
Balance, December 31, 2018	-	$-	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Common stock issued for conversions of notes payable	-	-	-	-	2,800,000	2,800	71,547	-	74,347
Reclassification of derivative liabilities	-	-	-	-	-	-	103,412	-	103,412
Preferred stock issued for cash	62,500	63	-	-	-	-	24,937	-	25,000
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	(921,846)	(921,846)
Balance, June 30, 2019 (unaudited)	62,500	$63	2,300,000	$2,300	133,838,944	$133,839	$58,039,948	$(76,505,077)	$(18,328,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(921,846)	$(2,284,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	339
Change in derivative liability	(452,009)	-
Stock issued for services	-	130,966
Amortization of debt discount	23,839	89,540
Preferred stock issued for services	159,337	-
Changes in assets and liabilities
Prepaid expense	-	(1,197)
Accounts payable and accrued expenses	849,950	687,924
Net Cash Used In Operating Activities	(340,557)	(1,376,867)

Cash Flow From Investing Activities:
Assets under construction	-	(30,000)
Net Cash Used In Investing Activities	-	(30,000)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(5,000)	(53,500)
Repayment of notes payable	(2,327)	(2,716)
Advance from related party	32,000	-
Proceeds from notes payable	310,000	489,156
Proceeds from convertible notes payable	-	615,087
Proceeds from exercise of warrants	-	9,095
Proceeds from the sale of preferred stock	25,000	-
Net Cash Provided by Financing Activities	359,673	1,057,122

Net increase (decrease) in cash and cash equivalents	19,116	(349,745)
Cash and cash equivalents at beginning of period	8,398	425,015
Cash and Cash Equivalents at End of Period	$27,514	$75,270

Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,747	$25,812
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$-	$34,975
Reclassification of derivative liability	$103,412	$-
Convertible note payable and accrued interest into common stock	$74,347	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated June 30, 2019 Financial Statements
(Unaudited)

Note 1: Nature of Business and Business Presentation

Ocean Thermal Energy Corporation is currently in the businesses of:

● OTEC and SWAC/LWAC—designing ocean thermal energy conversion (“OTEC”) power plants and seawater air conditioning and lake water air conditioning (“SWAC/LWAC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC/LWAC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

● EcoVillages—developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable. EcoVillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller sub communities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups.

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, including the financial statements and notes.

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

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuation of equity-based transactions, valuation of derivative liabilities, valuation of deferred tax assets, and depreciable lives of property and equipment.

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, and December 31, 2018, we had no cash equivalents.

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

 Reportable business segment information is as follows:

June 30, 2019
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$28,014	$-	$-	$28,014
Net loss	$(921,846)	$-	$-	$(921,846)
Property and equipment	$500	$-	$-	$500
Assets under construction	$-	$-	$-	$-
Depreciation	$172	$-	$-	$172

June 30, 2018
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$102,480	$757,738	$164,901	$1,025,119
Net Loss	$(2,284,439)	$-	$-	$(2,284,439)
Property and equipment	$1,013	$-	$-	$1,013
Capitalized construction in process	$-	$757,738	$164,901	$922,639
Depreciation	$339	$-	$-	$339
Additions to Property and equipment	$-	$30,000	$-	$30,000

During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were considered to be impaired due to the uncertainty of the projects and were written off; consequently, there were no assets under construction as of June 30, 2019.

Property and Equipment

Furniture, equipment, and software are recorded at cost and include major expenditures that increase productivity or substantially increase useful lives.

Maintenance, repairs, and minor replacements are charged to expense when incurred. When furniture, vehicles, or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations.

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

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We capitalize direct interest costs associated with the projects. As of June 30, 2019 and 2018, we have no interest costs capitalized for any of these projects.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at June 30, 2019, and December 31, 2018, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at June 30, 2019 and December 31, 2018 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal. As of June 30, 2019, and December 31, 2018, $0 and $0, respectively, were deposited in excess of FDIC-insured limits.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 284,073 shares issuable upon the exercise of warrants and 52,334,858 and 9,697,398 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the six months ended June 30, 2019 and 2018, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our condensed consolidated financial statements during the six months ended June 30, 2019.

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

Note 3: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $921,846 and used $340,557 of cash in operating activities for the six months ended June 30, 2019. We had a working capital deficiency of $18,161,093 and a stockholders’ deficiency of $18,328,927 as of June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

 Note 4: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the six months ended June 30, 2019, we made a repayment of $2,327. The loan principal was $7,052 with accrued interest of $0 as of June 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,172 as of June 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $47,239 with accrued interest of $10,502 as of June 30, 2019. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $42,435 as of June 30, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $21,997 as of June 30, 2019. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of June 30, 2019, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $107,102 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of June 30, 2019, the outstanding balance was $75,000, plus accrued interest of $14,436.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of June 30, 2019, the outstanding balance was $112,500, plus accrued interest of $21,590.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of June 30, 2019, the outstanding balance was $12,500, plus accrued interest of $2,131.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018, On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of June 30, 2019, the outstanding balance was $1,000,000, plus accrued interest of $687,226.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of June 30, 2019, the loan balance was $158,334 and the accrued interest was $92,908.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in the litigation section of this filing, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $56,086. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of June 30, 2019, the note balance was $1,102,500 and the accrued interest was $578,200. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $280,229 as of June 30, 2019. The note is in default.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $21,431 as of June 30, 2019. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of June 30, 2019, the balance outstanding was $177,000, plus accrued interest of $41,750.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. As of June 30, 2019, the outstanding balance for all four notes was $80,000, plus accrued interest of $9,400. As of the date of this report, the notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the first quarter of 2019, we repaid $5,000. As of June 30, 2019, the outstanding balance was $607,093 and the accrued interest was $111,208. This note is in default.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital”). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. In connection with the issuance of the notes, for each note purchased, the note holder received a warrant as follows:

● $10,000 note with a warrant to purchase 2,000 shares

● $20,000 note with a warrant to purchase 5,000 shares

● $25,000 note with a warrant to purchase 6,500 shares

● $30,000 note with a warrant to purchase 8,000 shares

● $40,000 note with a warrant to purchase 10,000 shares

● $50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of June 30, 2019, the balance outstanding was $979,156 and the accrued interest was $117,482. As of June 30, 2019, we have outstanding warrants to purchase 223,000 shares of common stock. As of the date of this report, these notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 to us and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a non-exclusive finder’s fee arrangement. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $475,481 for the fair value of derivative liability and fully amortized the debt discount. As of June 30, 2019, we have outstanding warrants to purchase 56,073 shares of common stock. During the six months ended June 30, 2019, we issued 1,000,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $24,733. As of June 30, 2019, the outstanding balance of the original loan was $343,412, plus a default penalty of $261,307, for a total of $604,719, and accrued interest was $85,010. The note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of June 30, 2019, we have outstanding warrants to purchase 2,000 shares of common stock. As of June 30, 2019, the balance outstanding was $10,000 and the accrued interest was $473.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. During the six months ended June 30, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. As of June 30, 2019, the outstanding balance was $474,759, which includes a default penalty of $153,123, and the accrued interest was $33,148. This note is in default.

On January 2, 2019, we initiated a promissory note agreement pursuant to which we issued a series of promissory notes in the amount of $10,000 to accredited investors. Proceeds from these notes will be used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, el al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of June 30, 2019, the outstanding balance of these loans is $310,000 and the accrued interest was $23,847.

The following convertible note and notes payable were outstanding at June 30, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at June 30, 2019	Discount at June 30, 2019	Carrying Amount at June 30, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	7,052	-	7,052	-	-	7,052	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/03/19	10.00%	No	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/19	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes**	979,156	979,156	596	978,560	-	-	978,560	-
11/06/17	12/31/18	10.00%	Yes	646,568	607,093	-	607,093	607,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	604,719	-	604,719	-	-	604,719	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	474,759	-	474,759	-	-	474,759	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000			310,000
Totals				$8,775,484	$6,862,533	$596	$6,861,937	$2,480,973	$-	$4,212,630	$168,334

(1) Maturity date is 90 days after demand.
(2) Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 Capital financing with a gross proceeds of a minimum of $1.5 million.

(3) L2 Capital - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4) Loans were issued from January 2, 2019, to March 23, 2019. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs. Robert Coe, el al.

* Default interest rate
** Partially in default as of June 30, 2019.

The following convertible notes and notes payable were outstanding at December 31, 2018:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2018	Discount at December 31, 2018	Carrying Amount at December 31, 2018	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	9,379	-	9,379	-	-	9,379	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/18	12/31/18	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/19	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes**	979,156	979,156	24,435	954,721	-	-	954,721	-
11/06/17	12/31/18	10.00%	Yes	646,568	612,093	-	612,093	612,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	629,451	-	629,451	-	-	629,451	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	524,373	524,373	-	524,373	-	-	524,373	-
Totals				$8,515,098	$6,634,206	$24,435	$6,609,771	$2,485,973	$-	$3,955,464	$168,334

(1)
Maturity date is 90 days after demand.
(2)
Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 Capital financing with a gross proceeds of a minimum of $1.5 million.
(3)
L2 Capital - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
*
Default interest rate
**
Partially in default on December 31, 2018

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at	Quoted market prices for identical assets/liabilities	Significant otherobservable inputs	Significantunobservable inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$1,736,833	$-	$-	$1,736,833

Derivative Liability
Derivative liability as of December 31, 2018	$2,292,254
Fair value at the commitment date for convertible instruments	-
Change in fair value of derivative liability	(452,009)
Reclassification to additional paid-in capital for financial instruments
that ceased to be a derivative liability	(103,412)
Derivative liability as of June 30, 2019	$1,736,833

Fair Value of
Derivative Liability*
Change in fair value of derivative liability at the beginning of period	$1,206,857
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	(1,658,866)
Change in fair value of derivative liability at the end of the period	$(452,009)
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

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Remeasurement Date**
Expected dividends	0%
Expected volatility	52.9% to 483.6%
Risk free interest rate	1.74% to 2.18%
Expected term (in years)	0.08 to 4.56
_______________
**
The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 6: Stockholders’ Equity

Common Stock

During the six months ended June 30, 2019, we issued 2,800,000 shares of common stock to L2 Capital LLC for the conversion of a portion of our notes payable in the amount of $74,347.

Preferred Stock

On June 3, 2019, our board of directors approved the following issuances of Preferred Stock:

Series B Preferred Stock - The Company is authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of June 30, 2019, 62,500 shares of Series B Preferred Stock have been issued for $25,000 in cash.

Series C Preferred Stock - The Company is authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of June 30, 2019, 2,300,000 shares of Series C Preferred Stock have been issued for services with a fair value of $159,337. The shares were distributed as follow: 1,000,000 shares were issued to our chief executive officer, 400,000 shares were issued to our two members of board of directors, and 900,000 shares were issued to employees and consultants.

Warrants

The following table summarizes all warrants outstanding and exercisable for the six months ended June 30, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2018	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2019	350,073	$0.18
Exercisable at June 30, 2019	350,073	$0.18

The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.044 per share on June 30, 2019. The intrinsic value of warrants to purchase 350,073 shares on that date was $2,310.

Note 7: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date,” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. During the six months ended June 30, 2019, we did not execute any put options with L2 Capital to purchase any shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. As of June 30, 2019, we have outstanding warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for a total outstanding of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. During 2018, we received three payments totaling $100,000 from the defendants. We have not received any additional payments during the first six months of 2019. The collection process is ongoing.

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the promissory note described in Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed Preliminary Objections to the complaint, and we will continue to defend our position that no further payment of principal or interest on this note is owed.

Consulting Agreements

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of June 30, 2019, we have not issued the shares. As of June 30, 2019, and December 31, 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of June 30, 2019, we have not issued the shares and have accrued the amount.

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

Note 8: Related-Party Transactions

For the six months ended June 30, 2019, we paid rent of $60,000 to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, the due date of a 2015 related-party note payable was extended to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. The balance on the note payable was $1,102,500 and accrued interest was $578,200 as of June 30, 2019.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The outstanding balance was $177,000 and accrued interest was $41,750 as of June 30, 2019.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest are due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of June 30, 2019, the outstanding balance was $607,093 and the accrued interest was $111,208. For the six months ended June 30, 2019, we repaid $5,000. This note is in default.

We remain liable for the loans made to us by JPF Venture Group before JPF Venture Group was an affiliate. As of June 30, 2019, the outstanding balance of these loans was $581,880 and the accrued interest was $143,129.

On June 27, 2019, JPF Venture Group, an entity in which our chief executive officer is an officer and director, agreed to provide a short-term advance to us for working capital in the amount of $32,000.

On June 3, 2019, we issued 1,000,000 shares of our Series C Preferred Stock to our chief executive officer for services with a fair value of $69,277.

On June 3, 2019, we issued 400,000 shares of our Series C Preferred Stock to two members of our board of directors for services with a fair value of $27,711.

Note 9: Subsequent Events

Subsequent to June 30, 2019, we sold 393,750 shares of Series B Preferred Stock for $157,500 in cash.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

We had no revenue in the three months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019, we had salaries and wages of $163,428, compared to salaries and wages of $288,958 during the same three-month period for 2018, a decrease of 43.4%, which can be attributed to decreasing our staff due to the lack of cash flow.

During the three months ended June 30, 2019 and 2018, we recorded professional fees of $97,006 and $663,731, respectively, a decrease of 86.4%, due primarily to reduced use of outside consultants during the second quarter of 2019.

We incurred general and administrative expenses of $69,728 during the three months ended June 30, 2019, compared to $192,071 for the same three-month period for 2018, a 63.7% decrease. Management made a concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $230,395 for the three months ended June 30, 2019, compared to $174,610 for the same period of the previous year, an increase of 31.9% due to increased debt and higher interest rates on defaulted notes.

We issued 2,300,000 shares of Series C Preferred Stock for services valued at $159,337 during the three months ended June 30, 2019, and $0 for the same period in 2018.

Our debt discount amortization was $9,998 for the three months ended June 30, 2019, compared to $63,259 for the same period of the previous year. A decrease of 84.2% is due to the fact that debt discount was fully amortized in the previous year. There was change in the fair value of the derivative liability of $40,337 during the three months ended June 30, 2019, and $0 for the same period in 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

We had no revenue in the six months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, we had salaries and wages of $315,845, compared to salaries and wages of $618,947 during the same six-month period for 2018, a decrease of 49.0%, which can be attributed to decreasing our staff due to the lack of cash flow.

During the six months ended June 30, 2019 and 2018, we recorded professional fees of $301,571 and $870,968, respectively, a decrease of 65.4%, due primarily to reduced use of outside consultants during the first six months of 2019.

We incurred general and administrative expenses of $130,165 during the six months ended June 30, 2019, compared to $419,059 for the same six-month period for 2018, a 60.8% decrease. Management made a concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $443,098 for the six months ended June 30, 2019, compared to $335,925 for the same period of the previous year, an increase of 31.9% due to increased debt and higher interest rates on defaulted notes.

We issued 2,300,000 shares of Series C Preferred Stock for services valued at $159,337 during the three months ended June 30, 2019, and $0 for the same period in 2018.

Our debt discount amortization was $23,839 for the six months ended June 30, 2019, compared to $89,540 for the same period of the previous year. A decrease of 73.4% is due to the fact that debt discount was fully amortized in the previous year. There was change in the fair value of the derivative liability of $452,009 during the six months ended June 30, 2019, and $0 for the same period in 2018.

Liquidity and Capital Resources

At June 30, 2019, our principal source of liquidity consisted of $27,514 of cash, as compared to $8,398 of cash at December 31, 2018. In addition, our stockholders’ deficiency was $18,328,927 at June 30, 2019, compared to stockholders’ deficiency of $17,769,177 at December 31, 2018, an increase in the deficiency of $559,750.

Our operations used net cash of $340,557 during the six months ended June 30, 2019, as compared to using net cash of $1,376,867 during the six months ended June 30, 2018, a decrease of 75.3%. Decrease in net cash used in operations is due to the overall decrease in net loss of approximately $1.3 million, which was offset by the increase in change of derivative liability of $452,009 during the first six months of 2019.

Investing activities for the six months ended June 30, 2019 and 2018, used cash of $0 and $30,000, respectively. All of the assets under construction were written off as of December 31, 2018. Cash used in investing during the first six months of 2018 was an increase in our assets under construction.

Financing activities provided cash of $359,673 for our operations during the six months ended June 30, 2019, as compared to $1,057,122 for the first six months in 2018, a decrease of 66.0%. In the first six months of 2019, we received $310,000 from notes payable as compared to $1,104,243 in the same period of 2018. We also received $25,000 from the sale of Series B Preferred Stock during the first six months of 2019 and $0 during the same period in 2018.

Our Capital Resources and Anticipated Requirements

As noted above, at June 30, 2019, we had negative working capital (current assets minus current liabilities) of $18,161,093. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2019, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to damages of approximately $183,933 for payment of the promissory note described in Note 4: Convertible Notes and Notes Payable, of this report. On July 1, 2019, we filed Preliminary Objections to the complaint, and we will continue to defend our position that no further payment of principal or interest on this note is owed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, we issued 2,800,000 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $74,347.

During the six months ended June 30, 2019, we issued 62,500 shares of Series B Preferred Stock for $25,000 in cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal is $7,052 and the accrued interest is $0 as of June 30, 2019. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $42,435 as of June 30, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $21,997 as of June 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,480 and the accrued interest is $21,172 as of June 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $4,600 as of June 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,619 and the accrued interest is $5,902 as of June 30, 2019. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in the litigation section of this filing, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $56,086. This note is in default.

During 2014, we issued note payables of $300,000. Accrued interest totaled $280,229 as of June 30, 2019. As of June 30, 2019, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $21,431 as of June 30, 2019. As of the date of this report, the note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of June 30, 2019, the balance outstanding was $979,156 and the accrued interest was $117,482. As of June 30, 2019, $21,367 of the principal payments of two notes is due and in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are six months from the date of issue. The outstanding loan balance was $604,719, which includes the default penalty and the accrued interest was $85,010 as of June 30, 2019. These notes are in default. On April 4, 2019, L2 Capital converted $12,383 of the loans outstanding into an additional 500,000 shares of common stock. On May 8, 2019, L2 Capital converted $12,350 of the loans outstanding into an additional 500,000 shares of common stock.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. As of June 30, 2019, the outstanding balance was $474,759, which includes a default penalty, and the accrued interest was $33,148. This note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. As of June 30, 2019, the outstanding balance for all four notes was $80,000, plus accrued interest of $9,400. The notes are in default.

In December 2017, we entered into a note and warrant purchase agreement pursuant to which we issued a series of unsecured promissory notes to accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital”). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. As of June 30, 2019, the balance outstanding was $979,156 and the accrued interest was $117,482. the notes are in default.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.05	Certificate of Designation filed June 6, 2019	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	XBRL Taxonomy Extension Schema	This filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.
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

OCEAN THERMAL ENERGY CORPORATION

Date: August 13, 2019	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)