Form 10-Q
period 2019-09-30
Ocean Thermal Energy Corp
filed 2019-11-12
CIK 827099

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
As of November 12, 2019, issuer had 134,277,252 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$16,234	$8,398
Total Current Assets	16,234	8,398

Property and equipment, net	-	672

Total Assets	$16,234	$9,070

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$10,414,854	$8,876,222
Notes payable - related party, net	2,382,473	2,398,473
Convertible notes payable -related party- net	87,500	87,500
Notes payable, net	3,002,195	2,671,640
Convertible note payable, net	1,184,477	1,283,824
Derivative liability	1,562,687	2,292,254
Total Current Liabilities	18,634,186	17,609,913

Long-term Liabilities
Convertible note payable	26,000	-
Notes payable, net	168,334	168,334
Total Liabilities	18,828,520	17,778,247

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
518,750 and 0 shares issued and outstanding, respectively	519	-
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 0 shares issued and outstanding, respectively	2,300	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
134,277,252 and 131,038,944 shares issued and outstanding, respectively	134,277	131,039
Additional paid-in capital	58,249,669	57,683,015
Accumulated deficit	(77,199,051)	(75,583,231)
Total Stockholders' Deficiency	(18,812,286)	(17,769,177)

Total Liabilities and Stockholders' Deficiency	$16,234	$9,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating Expenses
Salaries and wages	$331,790	$257,776	$647,635	$876,723
Professional fees	110,036	185,220	411,607	1,056,188
General and administrative	83,866	91,302	214,031	510,361
Stock based compensation	-	-	159,337	-
Total Operating Expenses	525,692	534,298	1,432,610	2,443,272

Loss from Operations	(525,692)	(534,298)	(1,432,610)	(2,443,272)

Other Income & Expenses
Interest Expense, net	(323,717)	(190,417)	(766,815)	(526,342)
Amortization of debt discount	(596)	(254,191)	(24,435)	(343,731)
Income from legal settlement	-	50,000	-	100,000
Change in FV of derivative liability	156,031	(72,065)	608,040	(72,065)
Total Other expense	(168,282)	(466,673)	(183,210)	(842,138)

Loss Before Income Taxes	(693,974)	(1,000,971)	(1,615,820)	(3,285,410)

Provision for Income Taxes	-	-	-	-

Net Loss	$(693,974)	$(1,000,971)	$(1,615,820)	$(3,285,410)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	134,062,862	124,361,407	133,300,484	123,370,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(Unaudited)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance, June 30, 2018 (unaudited)	-	$-	-	$-	123,306,904	$123,307	$57,245,393	$(69,987,657)	$(12,618,957)
Common stock issued for exercise of warrants	-	-	-	-	5,000	5	420	-	425
Common stock issued for services	-	-	-	-	42,688	42	7,978	-	8,020
Common stock issued for cash, net of offering costs	-	-	-	-	1,900,000	1,900	119,240	-	121,140
Beneficial conversion feature	-	-	-	-	400,000	400	17,790	-	18,190
Reclassification of derivative liability	-	-	-	-	-	-	13,370	-	13,370
Net Loss	-	-	-	-	-	-	-	(1,000,971)	(1,000,971)
Balance, September 30, 2018 (unaudited)	-	$-	-	$-	125,654,592	$125,654	$57,404,191	$(70,988,628)	$(13,458,783)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance, June 30, 2019 (unaudited)	62,500	$63	2,300,000	$2,300	133,838,944	$133,839	$58,039,948	$(76,505,077)	$(18,328,927)
Common stock issued for conversions of notes payable	-	-	-	-	438,308	438	9,562	-	10,000
Preferred stock issued for cash	456,250	456	-	-	-	-	182,044	-	182,500
Reclassification of derivative liability	-	-	-	-	-	-	18,115	-	18,115
Net Loss	-	-	-	-	-	-	-	(693,974)	(693,974)
Balance, September 30, 2019 (unaudited)	518,750	$519	2,300,000	$2,300	134,277,252	$134,277	$58,249,669	$(77,199,051)	$(18,812,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(Unaudited)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance, December 31, 2017	-	$-	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Common stock issued for exercise of warrants	-	-	-	-	39,000	39	9,481	-	9,520
Common stock issued for services	-	-	-	-	673,345	673	138,313	-	138,986
Common stock issued for cash, net of offering costs	-	-	-	-	1,900,000	1,900	119,240	-	121,140
Common stock issued for conversions of notes payable	-	-	-	-	400,000	400	17,790	-	18,190
Beneficial conversion feature	-	-	-	-	-	-	34,975	-	34,975
Reclassification of derivative liability	-	-	-	-	-	-	13,370	-	13,370
Net Loss	-	-	-	-	-	-	-	$(3,285,410)	$(3,285,410)
Balance, September 30, 2018 (unaudited)	-	$-	-	$-	125,654,592	$125,654	$57,404,191	$(70,988,628)	$(13,458,783)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance, December 31, 2018	-	$-	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Common stock issued for conversions of notes payable	-	-	-	-	3,238,308	3,238	81,109	-	84,347
Reclassification of derivative liabilities	-	-	-	-	-	-	121,527	-	121,527
Preferred stock issued for cash	518,750	519	-	-	-	-	206,981	-	207,500
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss	-	-	-	-	-	-	-	(1,615,820)	(1,615,820)
Balance, September 30, 2019 (unaudited)	518,750	$519	2,300,000	$2,300	134,277,252	$134,277	$58,249,669	$(77,199,051)	$(18,812,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(Unaudited)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,615,820)	$(3,285,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	673	510
Change in derivative liability	(608,040)	72,065
Stock issued for services	-	138,986
Amortization of debt discount	24,435	343,731
Preferred stock issued for services	159,337	-
Changes in assets and liabilities
Prepaid expense	-	5,000
Accounts payable and accrued expenses	1,538,631	1,171,630
Net Cash Used In Operating Activities	(500,784)	(1,553,488)

Cash Flow From Investing Activities:
Assets under construction	-	(30,000)
Net Cash Used In Investing Activities	-	(30,000)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(16,000)	(64,376)
Repayment of notes payable	(3,880)	(3,880)
Repayment of convertible notes payable	(15,000)	-
Proceeds from notes payable	310,000	499,156
Proceeds from convertible notes payable	26,000	615,087
Advance from related party	32,000	-
Repayment of advance from related party	(32,000)	-
Proceeds from exercise of warrants	-	9,520
Proceeds from the sale of preferred stock	207,500	-
Proceeds from issuance of common stock, net of offering costs	-	121,140
Net Cash Provided by Financing Activities	508,620	1,176,647

Net increase (decrease) in cash and cash equivalents	7,836	(406,841)
Cash and cash equivalents at beginning of period	8,398	425,015
Cash and Cash Equivalents at End of Period	$16,234	$18,174

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,814	$32,432
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on note payable	$-	$34,975
Reclassification of derivative liability	$121,527	$13,370
Convertible note payable and accrued interest into common stock	$84,347	$18,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated September 30, 2019 Financial Statements
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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2018, including the financial statements and notes.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019, and December 31, 2018, we had no cash equivalents.

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

Reportable business segment information is as follows:

September 30, 2019
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$16,234	$-	$-	$16,234
Net loss	$(1,615,820)	$-	$-	$(1,615,820)
Property and equipment	$-	$-	$-	$-
Assets under construction	$-	$-	$-	$-
Depreciation	$673	$-	$-	$673

September 30, 2018
	Headquarters	US Territories	Other	Total
Revenue	$-	$-	$-	$-
Assets	$39,016	$757,738	$164,901	$961,655
Net Loss	$(3,285,410)	$-	$-	$(3,285,410)
Property and equipment	$842	$-	$-	$842
Capitalized construction in process	$-	$757,738	$164,901	$922,639
Depreciation	$510	$-	$-	$510
Additions to Property and equipment	$-	$30,000	$-	$30,000

During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were determined to be impaired due to the uncertainty of the projects and were written off; consequently, there were no assets under construction as of September 30, 2019.

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

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We capitalize direct interest costs associated with the projects. As of September 30, 2019 and 2018, we have no interest costs capitalized for any of these projects.

The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

Depreciation is computed using the straight-line method for financial reporting purposes. The estimated useful lives and accumulated depreciation for computer equipment and software are as follows:

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense and other assets, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at September 30, 2019, and December 31, 2018, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2019 and December 31, 2018 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal. As of September 30, 2019, and December 31, 2018, $0 and $0, respectively, were deposited in excess of FDIC-insured limits.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 333,573 shares issuable upon the exercise of warrants and 65,591,841 and 20,798,618 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the nine months ended September 30, 2019 and 2018, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our condensed consolidated financial statements during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the provisions of this ASU on January 1, 2019. The company is on a month-to-month lease for the office. The adoption had no impact on our condensed consolidated results of operations, cash flows, or financial conditions.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU relates to the accounting for non-employee share-based payments. The amendment in this update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to: (1) financing to the issuer; or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the goods or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted the provisions of this ASU on January 1, 2019. The adoption had no impact on our condensed consolidated results of operations, cash flows, or financial condition.

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 3: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,615,820 and used $500,784 of cash in operating activities for the nine months ended September 30, 2019. We had a working capital deficiency of $18,617,952 and a stockholders’ deficiency of $18,812,286 as of September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

 Note 4: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the nine months ended September 30, 2019, we made a repayment of $3,880. The loan principal was $5,500 with accrued interest of $0 as of September 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,891 as of September 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $47,239 with accrued interest of $10,414 as of September 30, 2019. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $43,970 as of September 30, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $22,636 as of September 30, 2019. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2019, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $113,149 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of September 30, 2019, the outstanding balance was $75,000, plus accrued interest of $15,586.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of September 30, 2019, the outstanding balance was $112,500, plus accrued interest of $23,315.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2019, the outstanding balance was $12,500, plus accrued interest of $2,323.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2019, the outstanding balance was $1,000,000, plus accrued interest of $712,781.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of September 30, 2019, the loan balance was $158,334 and the accrued interest was $96,954.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in the litigation section of this filing, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $58,744. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of September 30, 2019, the note balance was $1,102,500 and the accrued interest was $620,360. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $297,095 as of September 30, 2019. This note is in default.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $22,708 as of September 30, 2019. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of September 30, 2019, the balance outstanding was $177,000, plus accrued interest of $46,274.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. During the third quarter, $15,000 of the note was repaid. As of September 30, 2019, the outstanding balance for all four notes was $65,000, plus accrued interest of $8,657. As of the date of this report, the notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the first quarter of 2019, we repaid $5,000. As of September 30, 2019, the outstanding balance was $596,093 and the accrued interest was $126,669. This note is in default.

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

● $25,000 note with a warrant to purchase 6,500 shares

● $30,000 note with a warrant to purchase 8,000 shares

● $40,000 note with a warrant to purchase 10,000 shares

● $50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of September 30, 2019, the balance of the outstanding loans was $979,156 and the accrued interest was $141,241. During the nine months ended September 30, 2019, 98,000 warrants were transferred from a warrant holder to JPF Venture Group Inc. These warrants were issued in exchange for shares issued by JPF Venture Group to the warrant holders. The warrant terms remain the same. As of September 30, 2019, we have outstanding warrants to purchase 223,000 shares of common stock. As of the date of this report, these notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a non-exclusive finder’s fee arrangement. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2019, we have outstanding warrants to purchase 56,073 shares of common stock. During the nine months ended September 30, 2019, we issued 1,438,308 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $34,733 As of September 30, 2019, the outstanding balance of the original loan was $333,412, plus a default penalty of $261,307, for a total of $594,717, and accrued interest was $129,548. The note is in default. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2019, we have outstanding warrants to purchase 2,000 shares of common stock. As of September 30, 2019, the balance outstanding was $10,000 and the accrued interest was $627.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. During the nine months ended September 30, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. As of September 30, 2019, the outstanding balance was $474,759, which includes a default penalty of $153,123, and the accrued interest was $92,502. This note is in default.

On January 2, 2019, we initiated a promissory note agreement pursuant to which we issued a series of promissory notes in the amount of $10,000 to accredited investors. Proceeds from these notes will be used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, el al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of September 30, 2019, the outstanding balance of these loans is $310,000 and the accrued interest was $37,315.

On August 14, 2019, we executed a note payable for $26,000 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,300,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of September 30, 2019, the balance outstanding was $26,000 and the accrued interest was $339.

The following convertible note and notes payable were outstanding at September 30, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at September 30, 2019	Discount at September 30, 2019	Carrying Amount at September 30, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	5,500	-	5,500	-	-	5,500	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/03/19	10.00%	No	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00% *	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00% *	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156		979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	596,093	-	596,093	596,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	594,717	-	594,717	-	-	594,717	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	474,759	-	474,759	-	-	474,759	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000			310,000
08/14/19	10/31/21	8.00%	No	26,000	26,000		26,000				26,000
				$8,786,484	$ 6,850,979	$ -	$ 6,850,979	$ 2,469,973	$ -	$ 4,186,672	$ 194,334

(1) Maturity date is 90 days after demand.
(2) Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3). L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4). Loans were issued from January 2, 2019 to March 23, 2019. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs., Robert Coe el al.
* Default interest rate

The following convertible notes and notes payable were outstanding at December 31, 2018:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2018	Discount at December 31, 2018	Carrying Amount at December 31, 2018	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	9,379	-	9,379	-	-	9,379	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/18	12/31/18	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	525,000	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	No	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
07/27/17	07/27/19	6.00%	No	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes**	979,156	979,156	24,435	954,721	-	-	954,721	-
11/06/17	12/31/18	10.00%	Yes	646,568	612,093	-	612,093	612,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	629,451	-	629,451	-	-	629,451	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	524,373	524,373	-	524,373	-	-	524,373	-
	Totals			$8,515,098	$ 6,634,206	$ 24,435	$ 6,609,771	$ 2,485,973	$ -	$ 3,955,464	$ 168,334

(1) Maturity date is 90 days after demand.
(2) Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with a gross proceeds of a minimum of $1.5 million.
(3). L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
* Default interest rate
** Partially in default on December 31, 2018

Note 5: Derivative Liability

We measure the fair value of our assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

		Quoted market prices		Significant
	Fair value at	for identical	Significant other	unobservable
	September 30,	assets/liabilities	observable inputs	inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$1,562,687	$-	$-	$1,562,687

Derivative Liability
Derivative liability as of December 31, 2018	$2,292,254
Fair value at the commitment date for convertible instruments	-
Change in fair value of derivative liability	(608,040)
Reclassification to additional paid-in capital for financial instruments
that ceased to be a derivative liability	(121,527)
Derivative liability as of September 30, 2019	$1,562,687

Fair Value of
Derivative Liability*
Change in fair value of derivative liability at the beginning of period	$1,206,857
Day one gains/(losses) on valuation	-
Gains/(losses) from the change in fair value of derivative liability	(1,814,897)
Change in fair value of derivative liability at the end of the period	$(608,040)
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

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Remeasurement Date**
Expected dividends	0%
Expected volatility	48.8% to 487.3%
Risk free interest rate	1.56% to 1.91%
Expected term (in years)	0.08 to 3.88
_______________
**
The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 6: Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2019, we issued 3,238,308 shares of common stock to L2 Capital LLC for the conversion of a portion of our notes payable in the amount of $84,347.

Preferred Stock

On June 3, 2019, our board of directors approved the following issuances of Preferred Stock:

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of September 30, 2019, 518,750 shares of Series B Preferred Stock have been issued for $207,500 in cash.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001.These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of September 30, 2019, 2,300,000 shares of Series C Preferred Stock have been issued for services with a fair value of $159,337. The shares were issued as follow: 1,000,000 shares to our chief executive officer, 400,000 shares to two members of our board of directors, and 900,000 shares to employees and consultants.

Warrants

The following table summarizes all warrants outstanding and exercisable for the nine months ended September 30, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2018	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2019	350,073	$0.18
Exercisable at September 30, 2019	350,073	$0.18

During the nine months ended September 30, 2019, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.04 per share on September 30, 2019. The intrinsic value of warrants to purchase 350,073 shares on that date was $1,467.

Note 7: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. During the nine months ended September 30, 2019, we did not execute any put options with L2 Capital to purchase any shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. As of September 30, 2019, we have outstanding warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for a total outstanding of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. On August 8, 2018, an $8 million federal court judgment was entered against the defendants and in our favor. We believe the defendants have adequate assets to satisfy this judgment in full. During 2018, we received three payments totaling $100,000 from the defendants. We have not received any additional payments during the first nine months of 2019. The collection process is ongoing.

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the promissory note described in Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed Preliminary Objections to the complaint, and subsequently filed an Answer and New Matter on August 20, 2019 to which the Plaintiff filed a Reply on September 9, 2019. We will continue to defend our position that no further payment of principal or interest on this note is owed.

Consulting Agreements

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of September 30, 2019, we have not issued the shares. As of September 30, 2019, and December 31, 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of September 30, 2019, we have not issued the shares and have accrued the amount.

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

Note 8: Related-Party Transactions

For the nine months ended September 30, 2019, we paid rent of $90,000 to a company controlled by our chief executive officer.

On January 18, 2018, the due date of a 2015 related-party note payable was extended to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. The balance on the note payable was $1,102,500 and accrued interest was $620,360 as of September 30, 2019.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The outstanding balance was $177,000 and accrued interest was $46,274 as of September 30, 2019.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest are due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of September 30, 2019, the outstanding balance was $596,093 and the accrued interest was $126,669. For the nine months ended September 30, 2019, we repaid $5,000. This note is in default.

We remain liable for the loans made to us by JPF Venture Group before it was an affiliate. As of September 30, 2019, the outstanding balance of these loans was $581,880 and the accrued interest was $152,051.

On June 27, 2019, JPF Venture Group agreed to provide a short-term advance to us for working capital in the amount of $32,000. This amount was repaid during the third quarter of 2019. The balance is $0 as of September 30, 2019.

On June 3, 2019, we issued 1,000,000 shares of our Series C Preferred Stock to our chief executive officer for services with a fair value of $69,277.

On June 3, 2019, we issued 400,000 shares of our Series C Preferred Stock to two members of our board of directors for services with a fair value of $27,711.

Note 9: Subsequent Events

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. As of September 30, 2019, the balance outstanding was $26,000. On October 21, 2019, we received an additional $200 and the outstanding balance as of the date of this filing is $26,200.

During October and November 2019, we executed notes payable for a total of $105,000 with unrelated parties. The notes were issued in $5,000 increments and bear interest at 8% per annum. The maturity date for each note is October 31, 2021. Each note automatically converts into 250,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever occurs first.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

We had no revenue in the three months ended September 30, 2019 and 2018.

During the three months ended September 30, 2019, we had salaries and wages of $331,790, compared to salaries and wages of $257,776 during the same three-month period for 2018, an increase of 28.7%, which is attributed to an additional employee in the third quarter of 2019.

During the three months ended September 30, 2019 and 2018, we recorded professional fees of $110,036 and $185,220, respectively, a decrease of 40.8%, due primarily to reduced use of outside consultants during the third quarter of 2019.

We incurred general and administrative expenses of $83,866 during the three months ended September 30, 2019, compared to $91,302 for the same three-month period for 2018, a decrease of 8.1%, as a result of our management’s concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $323,717 for the three months ended September 30, 2019, compared to $190,417 for the same period of the previous year, an increase of 70.0% due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $596 for the three months ended September 30, 2019, compared to $254,191 for the same period of the previous year. A decrease of 99.8% is due to the fact that debt discount was fully amortized in the previous year. There was a decrease in the fair value of the derivative liability of $156,031 during the three months ended September 30, 2019, and $72,065 increase in the fair value of derivative liability for the same period in 2018.

During the three months ended months ended September 30, 2019, we received $0 as payments from our legal settlement. During the same three-month period of 2018, we received $50,000.

Comparison of Nine Months Ended September 30, 2019 and 2018

We had no revenue in the nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, we had salaries and wages of $647,635, compared to salaries and wages of $876,723 during the same nine-month period for 2018, a decrease of 26.1%, which is attributed to a reduction in staff due to the lack of cash flow.

During the nine months ended September 30, 2019 and 2018, we recorded professional fees of $411,607 and $1,056,188, respectively, a decrease of 61.0%, due primarily to reduced use of outside consultants during the first nine months of 2019.

We incurred general and administrative expenses of $214,031 during the nine months ended September 30, 2019, compared to $510,361 for the same nine-month period for 2018, a decrease of 58.1% as a result of management’s concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $766,815 for the nine months ended September 30, 2019, compared to $526,342 for the same period of the previous year, an increase of 45.7% due to increased debt and higher interest rates on defaulted notes.

We issued 2,300,000 shares of Series C Preferred Stock for services valued at $159,337 during the nine months ended September 30, 2019, and no shares were issued for the same period in 2018.

Our debt discount amortization was $24,435 for the nine months ended September 30, 2019, compared to $343,731 for the same period of the previous year. A decrease of 92.9% is due to the fact that debt discount was fully amortized in the previous year. There was an increase in the fair value of the derivative liability of $621,777 during the nine months ended September 30, 2019, and there was an increase of $72,065 in the liability for the same period in 2018.

During the nine months ended September 30, 2019, we received $0 as payments from out legal settlement. During the same nine-month period of 2018, we received $100,000.

Liquidity and Capital Resources

At September 30, 2019, our principal source of liquidity consisted of $16,234 of cash, as compared to $8,398 of cash at December 31, 2018. In addition, our stockholders’ deficiency was $18,812,286 at September 30, 2019, compared to stockholders’ deficiency of $17,769,177 at December 31, 2018, an increase in the deficiency of $1,043,109.

Our operations used net cash of $500,784 during the nine months ended September 30, 2019, as compared to using net cash of $1,553,488 during the nine months ended September 30, 2018, a decrease of 67.8%. Decrease in net cash used in operations is due to the overall decrease in net loss of approximately $1.7 million, which was offset by the increase in change of derivative liability of $608,040 during the first nine months of 2019.

Investing activities for the nine months ended September 30, 2019 and 2018, used cash of $0 and $30,000, respectively. All of the assets under construction were written off as of December 31, 2018. Cash used in investing during the first nine months of 2018 was an increase in our assets under construction.

Financing activities provided cash of $508,620 for our operations during the nine months ended September 30, 2019, as compared to $1,176,647 for the first nine months in 2018, a decrease of 56.8%. In the first nine months of 2019, we received $336,000 from notes payable and a convertible note payable, as compared to $1,114,243 in the same period of 2018. We also received $207,500 from the sale of Series B Preferred Stock during the first nine months of 2019 and $0 during the same period in 2018. During the nine months ended September 30, 2019, we received $0 from the sale of common stock, as compared to $121,140 received during the same nine-month period of 2018.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2019, we had negative working capital (current assets minus current liabilities) of $18,617,952. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on the success of management’s plans, which include the raising of capital through debt and/or equity markets, until such time that revenue provided by operations is sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2019, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, we issued 438,308 shares of common stock to L2 Capital for the conversion of a portion of L2 Capital’s notes payable in the amount of $10,000.

During the three months ended September 30, 2019, we issued 456,250 shares of Series B Preferred Stock for $182,500 in cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal is $5,500 and the accrued interest is $0 as of September 30, 2019. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $43,970 as of September 30, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $22,636 as of September 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,480 and the accrued interest is $21,891 as of September 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $4,468 as of September 30, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,619 and the accrued interest is $5,946 as of September 30, 2019. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in the litigation section of this filing, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $58,744. This note is in default.

During 2014, we issued note payables of $300,000. Accrued interest totaled $297,095 as of September 30, 2019. As of September 30, 2019, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $22,708 as of September 30, 2019. As of the date of this report, the note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of September 30, 2019, the balance outstanding was $979,156 and the accrued interest was $141,241. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are nine months from the date of issue. The outstanding loan balance was $594,717, which includes the default penalty, and the accrued interest was $129,548 as of September 30, 2019. During the nine months ended September 30, 2019, L2 converted $34,733 of the loans outstanding into 1,438,308 shares of common stock. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2019, the outstanding balance was $474,759, which includes a default penalty, and the accrued interest was $92,502. This note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter, $15,000 of the note was repaid. As of September 30, 2019, the outstanding balance $65,000, plus accrued interest of $8,657. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the first quarter of 2019, we repaid $5,000. As of September 30, 2019, the outstanding balance was $976,093 and the accrued interest was $126,669. This note is in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 12, 2019	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)