Form 10-K
period 2019-12-31
Ocean Thermal Energy Corp
filed 2020-03-20
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $5,476,248.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 19, 2020, there were 134,775,136 shares of the registrant’s common stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” and “our company” refer to Ocean Thermal Energy Corporation, a Nevada corporation, and our subsidiaries. All amounts in this report are in U.S. dollars, unless otherwise indicated.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report may contain certain “forward-looking” statements as such term is defined by the U.S. Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases, which represent our expectations or beliefs, including statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” “plan,” “propose,” “predict,” or “should,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, management and maintenance of growth, the operations of the company and its subsidiaries, volatility of stock price, commercial viability of OTEC systems, and any other factors discussed in this and our other filings with the SEC.

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

●
our anticipated needs for working capital;

●
our ability to secure financing;

●
the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

●
the financial model for our proposed projects has not been tested and may not be successful;

●
changing attitudes about environmental risks;

●
substantial regulation of our projects;

●
financial, technical, managerial, and sales risks that may make us unsuccessful;

●
our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

●
technological advances that may render our technologies obsolete; and

●
operational problems, natural events or catastrophes, casualty loss, or other events that may impair the commercial operation of our projects.

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

PART I

ITEM 1. BUSINESS

Overview

We previously operated under the corporate name of TetriDyn Solutions, Inc. (“TetriDyn”). On March 10, 2017, TetriDyn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocean Thermal Energy Corporation (“OTE”), a Nevada corporation that used its proprietary technology to develop, build, own, and operate renewable energy systems, primarily in the Eastern and Western Caribbean Islands. On May 9, 2017, TetriDyn consummated the acquisition of all outstanding equity interests of OTE pursuant to the terms of the Merger Agreement, with a newly created Delaware corporation that is wholly owned by TetriDyn (“TetriDyn Merger Sub”), merging with and into OTE (the “Merger”) and OTE continuing as the surviving corporation and a wholly owned subsidiary of TetriDyn. Effective upon the consummation of the Merger, the OTE stock issued and outstanding or existing immediately prior to the closing was converted into the right to receive newly issued shares of TetriDyn common stock. As a result of the Merger, TetriDyn succeeded to the business and operations of OTE. In connection with the consummation of the Merger and upon the consent of the holders of a majority of the outstanding common shares, TetriDyn filed with the Nevada Secretary of State an amendment to its articles of incorporation changing its name to “Ocean Thermal Energy Corporation.”

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

Many applications of technologies based on ocean temperature differences between surface and deep seawater have been developed at the Natural Energy Laboratory of Hawaii Authority, or NELHA, test facility (http://nelha.hawaii.gov), including applications for desalinated seawater, fish-farming, and agriculture. Note: All URL addresses in this report are inactive textual references only. We believe our proprietary advances to existing technologies developed by others in the industry enhance their commercialization for the plants we propose to develop.

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

In addition, we expect to use our technology in the development of an OTEC EcoVillage, which should add significant value to our business. We will facilitate the development of sustainable living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel free electricity. In the development, buildings will be cooled by energy-efficient and chemical-free systems, and water for drinking, aquaculture, and agriculture will be produced onsite. The OTEC EcoVillage project consists, in part, of an OTEC plant that will provide all power and water to about 400 residences, a hotel, and a shopping center, as well as models of sustainable agriculture, food production, and other economic developments. Each sale of luxury EcoVillage residences will support the development of environmentally responsible affordable communities currently in development in tropical and subtropical regions of the world. We believe our OTEC EcoVillage will be the first development in the world offering a net-zero carbon footprint. This will be our pilot project, launched to prove the viability of OTEC technology to provide affordable renewable energy for entire communities. We believe this project could be highly profitable and generate significant value for our shareholders. The U.S. Virgin Islands’ Public Service Commission has granted regulatory approval to us for an OTEC plant. The specific plots of land for the site have been identified and inspected, and negotiations have been entered into with agents for the owners. A meeting has been held with the Chief Legal Counsel to the Governor of the U.S. Virgin Islands to further the support for the project. Local consultants have been engaged, and a permitting plan is being finalized based on the draft of the master plan for the entire development.

Our Vision

Our vision is to bring our technologies to tropical and subtropical regions of the world where about three billion people live. Our market includes 68 countries and 29 territories with suitable sea depth, shore configuration, and market need; we plan to be the first company in the world to design and build a commercial-scale OTEC plant and, to that end, have several projects in the planning stages. Our initial markets and potential projects include several U.S. Department of Defense bases situated in the Asia Pacific and other regions where energy independence is crucial. Currently, we have projects in the planning and development stages in Puerto Rico and the U.S. Virgin Islands.

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

Further, we believe that a small, commercial OTEC plant could offer competitive returns even in a market where the cost of electricity is as low as $0.30 per kilowatt-hour, or kWh. The Caribbean depends on imported oil for approximately 90% of its energy needs. The electricity prices in the Caribbean are extremely high, with an average of $0.34 per kWh and as high as $0.50 per kWh, which is nearly four times the price paid in the United States, according to a 2017 renewable energy report, when oil prices were lower. For the U.S. Virgin Islands, the Water and Power Authority of the Virgin Islands reported that as of February 1, 2019, the average price for electricity for commercial customers was nearly $0.4374 per kWh. We believe that we have an opportunity to offer base-load energy (the amount of energy required to meet minimum requirements) pricing that is better than our customer’s next best alternative in the markets where electricity costs are $0.30 or more per kWh.

Technology advancements have significantly reduced the capital costs of OTEC to make it competitive compared to traditional energy sources. Technology improvements include larger diameter seawater pipes manufactured with improved materials, increased pumping capabilities from OTEC depths, better understanding of material requirements in the deep ocean environment, more experience in deep water pipeline and cable installation techniques, and more accurate sea bottom mapping technology, which is required for platform positioning and pipe installation. The cold-water pipes at a demonstration site in Hawaii have been in continuous operation for more than 20 years, and the technology has improved significantly since the Hawaiian installation.

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

How Our Technology Works

OTEC uses the natural temperature difference between cooler deep ocean water at a depth of approximately 3,000 feet and warmer shallow or surface water to create energy. An OTEC plant project involves installing about 6.0 feet diameter, deep-ocean intake pipes (which can readily be purchased), together with surface water pipes, to bring seawater onshore. OTEC uses a heat pump cycle to generate power. In this application, an array of heat exchangers transfer the warm ocean surface water as an energy source to vaporize a liquid in a closed loop, driving a turbine, which in turn drives a generator to produce electricity. The cold deep ocean water provides the required temperature to condense vapor back into a liquid, thus completing the thermodynamic cycle, which is constantly and continuously repeated. The working fluid is typically ammonia, as it has a low boiling point. Its high hydrogen density makes ammonia a very promising green energy storage and distribution media. Among practical fuels, ammonia has the highest hydrogen density, including hydrogen itself, in either its low temperature, or cryogenic, and compressed forms. Moreover, since the ammonia molecule is free of carbon atoms (unlike many other practical fuels), combustion of ammonia does not result in any carbon dioxide emissions. The fact that ammonia is already a widely produced and used commodity with well-established distribution and handling procedures allows for its use as an alternative fuel. This same general principle is used in steam turbines, internal combustion engines, and, in reverse, refrigerators. Rather than using heat energy from the burning of fossil fuels, OTEC power draws on temperature differences of the ocean caused by the sun’s warming of the ocean’s surface, providing an unlimited and free source of energy.

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

Currently, OTEC requires a minimum temperature difference of approximately 20 degrees Celsius to operate, with each degree greater than this increasing output by approximately 10-15%. OTEC has potential applications in tropical and subtropical zones and is particularly well suited for tropical islands and coastal areas with proximate access to both cold deep water and warm surface water. These communities are typically subject to high and fluctuating energy costs ranging from $0.28-$0.75 per kWh, as they rely on importing fossil fuels for power generation. Data from the National Renewable Energy Laboratory of the U.S. Department of Energy website indicated that at least 68 countries and 29 territories around the globe appear to meet these criteria.

The world’s largest OTEC power plant to date is operational at the NELHA facility in Hawaii and is connected to the electrical grid. It provides base-load electricity produced by OTEC to about 150 homes. Around the world, a couple of other successful developmental and experimental plants have been built, and the U.S. National Oceanic and Atmospheric Administration, or NOAA, has stated that: “The qualitative analysis of the technical readiness of OTEC by experts at this workshop suggest that a <10 MWe floating, closed-cycle OTEC facility is technically feasible using current design, manufacturing, deployment techniques and materials” (https://coast.noaa.gov/data/czm/media/otec_nov09_tech.pdf). We believe that we have sufficient skill and knowledge to now commercialize 5-MW to 30-MW land-based OTEC plants, using off-the-shelf components, including the cold-water piping.

SWAC/LWAC is a significantly more cost-effective and environmentally friendly way to implement air-conditioning using cold water sourced from lakes or, analogous with OTEC, deep ocean water, rather than from an electric chiller. Comparing Federal Energy Management Program engineering efficiency requirements of approximately 0.94 kilowatts of electricity per ton of cooling capacity with our own engineering estimates of 0.09 kilowatts of electricity per ton of cooling capacity, as calculated by DCO Energy, our engineering, procurement, and construction partner, we estimate that SWAC/LWAC systems can reduce electricity consumption by up to 80-90% over conventional systems. Therefore, we believe energy reductions may make SWAC/LWAC systems well-suited for large structures, such as office complexes, medical centers, resorts, data centers, airports, and shopping malls. We believe that other SWAC/LWAC plants we may develop will likely achieve similar efficiencies. There are examples of proven successful SWAC/LWAC systems in use, including a large 79,000-ton system used to cool buildings in the downtown area of the City of Toronto, Canada; a SWAC/LWAC system in Google’s data center in Finland that uses waters from the Baltic Sea to keep servers cool; and a system with more than 18,000 tons of cooling in operation at Cornell University, Ithaca, New York. On January 10, 2018, William S. (Lanny) Joyce joined our board of advisors. Mr. Joyce was the Director of Utilities and Energy Management in the Energy and Sustainability Department at Cornell University, Ithaca, New York. Mr. Joyce initiated and was project manager for innovative and award-winning Cornell University LWAC project completed in 2000 that provides all of the chilled water production on the central campus utilizing a renewable resource and 86% less energy.

OTEC Versus Other Energy Sources

The construction costs of power plants using any technology are much higher in remote locations, such as tropical islands, than on the mainland of the United States, principally due to the need to transport materials, components, and other construction supplies and labor not available locally. There are also considerations that make those other technologies less attractive in those areas. We believe the consistency of OTEC during its life provides clear advantages over other power-generation technology in the tropical and subtropical markets, because its base-load power (available at all times and not subject to fluctuations throughout the day) is an important asset to the small transmission grid, which is typical in these regions.

Combined-cycle natural gas plants typically need to be capable of generating several hundred MWs to attain the lower-cost, per-kilowatt installed values that make the plant economically feasible. Tropical locations do not have large enough grids and market demand to make that plant size reasonable. Further, tropical locations frequently do not have domestic fuel supplies, requiring fuel to be imported. In order to import natural gas, it must be liquefied for shipment and then vaporized at the location. There are initial cost and public safety concerns with such facilities. In addition, gas-fired plants emit undesirable nitrogen oxide, carbon dioxide, and volatile organic compounds.

Solar applications continue to increase as the cost and effectiveness of photovoltaic panels improve. However, we estimate that the cost to install solar panels in tropical regions remains high. Beyond the issues with shipping and labor costs that all construction must overcome, the design and building code requirements are tougher in storm-prone areas, which are subject to potential wind damage from hurricanes, earthquakes, and typhoons, than are typically encountered in mainland nontropical installations. Support structures must be more substantial in order to hold the solar panels in place in case of hurricane-force winds. Solar power, like wind power, places substantial stress on an electrical grid. Since the input of both of these sources is subject to weather conditions, they cannot be considered reliable suppliers of power, and back-up capacity is necessary. Further, instantaneous changes in output due to sporadic cloud cover create transient power flow to the grid and difficulties in maintaining proper voltages and stability. OTEC is a stabilizing source to the grid, providing constant and predictable power, and has no emissions. The ability of OTEC to provide constant, continuous power is a large benefit as compared to any of the other renewable options available.

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

Over the past 15 years, there have been substantial changes in many areas that have now made the commercialization of OTEC a reality. First and foremost is the price of oil, which until 2006/2007 had been relatively inexpensive.

Recent oil prices have been volatile, owing in large part to political instability in the Middle East and elsewhere. OPEC crude oil prices averaged $64.05 in 2019, with a peak of over $74. Over the last decade oil prices have varied from a low of $26 to a peak of over $111.

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

According to the U.S. Environmental Protection Agency, in the United States, nearly 29% of 2017 greenhouse gas emissions was generated primarily from burning fossil fuel for our cars, trucks, ships, trains, and planes. Over 90% of the fuel used for transportation is petroleum-based, which includes gasoline and diesel. The electric power sector accounted for 28% of total greenhouse gas emissions in 2017.

According to the U.S. Environmental Protection Agency: “Global carbon emissions from fossil fuels have significantly increased since 1900. Since 1970, CO2 emissions have increased by about 90%, with emissions from fossil fuel combustion and industrial processes contributing about 78% of the total greenhouse gas emissions increase from 1970 to 2011.”

Greenhouse gas emissions from electricity have increased between 1990 and 2007 as electricity demand grew and fossil fuels remained the dominant source for generations. Fossil-fuel-fired power plants are a significant source of domestic carbon dioxide emissions, the primary cause of global warming. To generate electricity, fossil-fuel-fired power plants use natural gas, petroleum, coal, or any form of solid, liquid, or gaseous fuel derived from such materials. Along with the increasing use of renewable energy, the greenhouse emissions from power generation has decreased since 2007, approaching the 1990 levels.

The U.S. Energy Information Administration states that renewable energy plays an important role in reducing greenhouse gas emissions. Using renewable energy can reduce the use of fossil fuels, which are major sources of U.S. carbon dioxide emissions. The consumption of biofuels and other non-hydroelectric renewable energy sources more than doubled from 2000 to 2017, mainly because of state and federal government requirements and incentives to use renewable energy. The U.S. Energy Information Administration projects that U.S. renewable energy consumption will continue to increase through 2050.

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

We believe the ongoing concerns about environmental issues and the price instability of fossil-fuel prices are motivation for increased commercial interest in OTEC, renewed activity in the commercial sector, and increased interest among communities and agencies that recognize the potential benefits of this technology, including the U.S. Department of Defense and U.S. Department of the Interior territories.

Several large companies have used their OTEC technology experience to introduce OTEC systems worldwide, supporting the argument that the technology is now at the point where it can be introduced at a commercial level:

●
In June 2014, the French companies, Akuo Energy and DCNS (now Naval Energies), were funded to construct and install a number of OTEC plants adding up to 16 MWs of power generation outside the coastline of Martinique in the Caribbean. This is by far the biggest OTEC project announced to date, and the European Union has allocated €72 million (about $78 million at current exchange rates) for this purpose. DCNS (now Naval Energies) is our teaming partner for potential projects in the Caribbean.

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

●
Many countries, including a large number of Caribbean nations, now have renewable energy standards and are looking at ways to reduce their carbon footprints, decouple the price of electricity from the volatile price of oil, and increase energy security. Along with these countries, we are aware that Hawaii, U.S. territories, and the U.S. Department of Defense are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

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

Recent international political instability in fossil-fuel-producing regions and oil price volatility have exposed the criticality of energy security and independence for all countries. The need to have a tighter control of domestic energy requirements is a matter of increasing international concern. Continued reliance on other countries (particularly those in oil-producing regions) is no longer a favorable option. We believe these considerations will continue to drive renewable research and commercialization efforts that promote technologies with global potential to replace fossil-fuel-based energy systems and benefit from base-load capabilities like OTEC.

Our current management team has led the development of the business since 2010 and has established a pipeline of potential projects, which include one signed 20-year energy services agreement, and six signed memoranda of understanding. The projects under these agreements included the designs for OTEC, SWAC/LWAC, or a combination of both plants in the U.S. Virgin Islands, Bahamas, an island in the Indian Ocean, and in East Africa. The Public Services Commission of the U.S. Virgin Islands has approved our application to be a “qualified facility” and build a 15MW OTEC plant on the island of St. Croix. In addition to the OTEC plant, we are negotiating additional opportunities to supply potable water to the U.S. Virgin Islands government.

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

In light of the foregoing, we believe that it is now appropriate to seek additional funding to further progress and build our engineering and technical teams, develop our intellectual property, file patents for several OTEC technical systems, and advance our current opportunities to support our growth strategy.

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

We expect that we will encounter increasing competition for OTEC and SWAC/LWAC plants. Other firms with greater financial and technical resources are focusing on commercialization of these technologies. This includes, for example, Akuo Energy and DCNS (now Naval Energies) and Bardot Energy of Paris, France. Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations, that now have renewable-energy standards and are looking at ways to reduce their carbon footprints, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

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

OTEC Projects

The estimated construction costs for a 20-MW plant are approximately $445 million with hard costs of approximately $301 million for the power system and platform construction and piping, which make up 68% of the total. The remaining 32% consists of other construction costs and the deployment of the cold water pipe and soft costs of approximately $144 million for design, permits and licensing, environmental impact assessment, bathymetry, contractor fees, and insurance.

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

We anticipate that project returns will be comprised of two components: First, as the project developer, we will seek a lump-sum payment as a development fee at the time of closing the project financing for each project. These payments will be allocated toward reimbursement of development costs and perhaps a financial return at the early stage of each project. The development fee will vary, but initially we will seek a fee of approximately 3% of the project cost, payable upon closing the project financing. Second, we will retain a percentage of equity in the project, with a goal to retain a minimum of 51% of the equity in any OTEC project in order to participate in operating revenues.

We will seek revenue from OTEC plants from contract pricing charged on an energy-only price per kWh or on the basis of a generating capacity payment priced per kilowatt per month and an energy usage price per kWh. In many of the countries of the world where we intend to build OTEC and SWAC/LWAC plants, potable water is in short supply. In some locations, water is considered the more important commodity. Depending on the part of the world in which the plant is built, in addition to revenue from power generation, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot assure that we can maintain the revenue points noted above, that any fees received will offset development costs incurred to date, or that any operating plant will generate revenue.

SWAC/LWAC Projects

The estimated construction costs for a SWAC/LWAC plant are approximately $150 million with hard costs of approximately $91 million for piping and installation, which make up 60% of the total. The remaining 40% consists of the pump house, central utility plant (CUP), mechanical and engineering equipment, design, and other contingency costs and soft costs of approximately $59 million for the CUP license, permits, environmental impact assessment, bathymetry, and insurance.

Under our economic model, we will seek revenue at two stages of the project. First, as the project developer, we will seek a lump-sum payment of a development fee equal to approximately 3% of the project cost at the time of closing the project financing for each project. These payments would provide us with income at the early stage of each project. If we are able to negotiate a development fee, we estimate that it will vary, but typically will be in the $2,500,000-$3,500,000 range. The second component of project returns is based upon the percentage of equity we will retain in the project.

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

We plan to structure project financing with the goal of retaining 100% of the equity in any SWAC/LWAC project. We cannot assure that we will recover project development costs or realize a financial return over the life of the project.

Our Project Timeline

We have not designed, constructed, and placed into operation any OTEC or SWAC/LWAC plants. However, based on our planning process and early development experience to date, we estimate that it will take approximately two years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

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

●
Naval Energies (f/k/a DCNS) Paris, France, is a French naval defense company and one of Europe’s largest ship builders. In 2019, it employed 15,168 people and generated annual revenues of around €3.7 billion (https://www.naval-group.com/en/group/en-profil/en-chiffres-cles/). In 2009, Naval Energies set up an incubator dedicated to marine renewable energies and has stated its intention to be a leader in this market, which includes marine turbines, floating wind turbines, OTEC, and tidal stream turbines.

●
The Sky Institute for the Future seeks to implement pragmatic and sustainable strategies in design, energy, town planning, and agricultural production, and to create and incubate transformational ideas that will nourish healthy communities and educate current and future generations

Our Construction and Components

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

We will also need the highest quality, large heat exchangers for our systems; heat exchangers represent a large percentage of the projected costs of our OTEC and SWAC/LWAC systems and also account for a significant portion of the complexity inherent in commercial OTEC and SWAC/LWAC designs. Our relationship with Alfa Laval provides us with the size and quality of heat exchangers that we expect to need, although we believe there are several other companies that could provide us with adequate supply of these devices meeting our specifications if we need to source from them.

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

We anticipate that operations of OTEC and SWAC/LWAC plants will be subcontracted to third parties that will take responsibility for ensuring the efficient operation of the plants. These arrangements may reduce our exposure to operational risk, although they may also reduce our financial return if actual operating costs are less than the subcontract payments. We cannot assure that any OTEC and SWAC/LWAC plants will permit the PPAs and ESAs to yield minimum target internal rates of return. Our first projects are likely to have lower returns than subsequent projects. Variances in internal rates of return may occur due to a range of factors, including availability and structure of project financing and localized issues such as taxes, some of which may be outside of our control.

We expect our OTEC contract pricing will be charged either on an energy-only price per kWh or on the basis of a capacity payment priced per kilowatt per month and an energy usage price per kWh. We cannot assure that this pricing will enable us to recoup our funding and project costs and allow us to earn a profit.

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

Sales cycles in our business are extremely long and complex and often involve multiple meetings with governmental, regulatory, electric utility, and corporate entities. Therefore, we cannot predict when or if any of the projects we currently have under development will progress to a signed contract or operational phase and generate revenue. We do not expect sales to be seasonal or cyclical.

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

Intellectual Property

We use, or intend to employ in the performance of our material contracts, intellectual property rights in relation to the design and development of OTEC plants. Our intellectual property rights can be categorized broadly as proprietary know-how, technical databases, and trade secrets comprising concept designs, plant design, and economic models. Additionally, we have applied to register the trademark TOO DEEP® at the U.S. Patent and Trademark Office for the provision of desalinated deep ocean water for consumption. The U.S. Patent and Trademark Office has approved an extension of our Notice of Allowance until April 9, 2020.

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

Risks Related to Our Financial Condition

The auditors’ report for the years ended December 31, 2019 and 2018, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2019 and 2018, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $4,880,191 and $7,880,013, respectively; used cash in operations of $616,780 and $1,638,582, respectively; had a working capital deficiency of $21,882,907 and $17,601,515, respectively; and had an accumulated deficit of $80,463,422 and $75,583,231, respectively, at December 31, 2019 and 2018. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2019, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

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

We do not have any current source of revenues or sufficient cash or other liquid resources to fund our planned activities until we receive development fees from new contracts. Accordingly, as in the past, we will need substantial amounts of capital from external sources to fund day-to-day operations and project development. We have no arrangements or commitment for such capital. We plan to continue our practice of seeking external capital through the sale of debt or equity, although we cannot assure that such efforts will be successful and the current coronavirus disease 2019 (“COVID-19”) pandemic may make it more difficult to raise additional capital. Any new investments will dilute the interests of the current stockholders. Further, new investors may require preferential financial returns, security, voting rights, or other preferences that will be superior to the rights of the holders of common stock. Alternatively, as project development advances, we may be required to sell all or a portion of our interest in one or more projects, which could reduce our retained financial interest and potential return.

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

●
the possibility that new markets may be limited or unstable or our exposure to competition from other sources of existing or potentially new energy sources;

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

Our projects are and will be complex, with a number of agreements among several parties that purchase plant outputs; provide financing; complete design, construction, and other services; design and perform regulatory compliance; and fulfill other requirements. The failure of any participant in one of our projects due to its own management, financial, operating, or other deficiencies, all of which may be outside our control, can materially and adversely affect our operations and financial results. In circumstances in which we are not the prime developer of a large-scale project involving many components in addition to our OTEC, SWAC/LWAC, or other components, we would have little ability to address problems resulting from performance failures by others or implement project-wide remedial measures. The foregoing is illustrated in our Baha Mar project, which is now on hold, and may never resume, because of contract performance and financing disputes by others.

Ongoing world economic, currency-exchange, energy-price, contagious disease, and political circumstances adversely affect our project development activities.

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events, tensions in international relations, and the current COVID-19 pandemic; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for our development of our projects. The possibility that principal energy prices will continue at current or even lower levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. The decline in crude oil prices from over $100 per barrel several years ago to approximately one quarter of that today has adversely affected alternative energy development. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may continue to decline.

We require substantial amounts of capital for all phases of our proposed activities.

We require substantial amounts of capital to fund efforts to identify, research, preliminarily engineer, permit, and design our projects and to negotiate PPAs for them. These costs may not be recovered, because we may not elect to complete the development of the project or because the development and operation of the project are not successful. We will rely on external capital to fund all of our operations, and we cannot assure that such capital will be available. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Our efforts to access capital markets will be limited, particularly at the outset, because we have not yet developed and placed into operation our first plant. Accordingly, we expect that we will have to provide the potential for a significant economic return for the initial capital we obtain, which will likely dilute the interests of our existing stockholders. We expect that each project that we are able to fully develop, construct, and place into operation will require several stages and levels of debt and equity financing. For example, we expect that a 20-MW OTEC plant may require total capital expenditures of approximately $445 million, consisting of $365 million in project debt financing and $80 million in equity. We cannot assure that we will be able to obtain financing, and if obtained, such financing may be on terms that we will retain only a minority financial interest in the completed project and its operations. Our inability to obtain required financing for any activity or project could have a material adverse effect on our activities and operations.

We are reliant on our key executives and personnel.

Our business, development, and prospects are highly dependent upon the continued services and performance of our directors and other key personnel, on whom we rely for experience, technical skills, and commercial relationships. We believe that the loss of services for any reason of any existing key executives, or failure to attract and retain necessary personnel, could have a material adverse impact on our business, development, financial condition, results of operations, and prospects. Although we have entered into employment agreements with our key executives, we may not be able to retain them. We do not maintain key-man life insurance on any of our executive employees.

Our projects will be subject to substantial regulations and policies governing energy projects, power generation, desalinated water sales, and other aspects of our OTEC and SWAC/LWAC plants, which may adversely affect our ability to develop projects, and any changes in the applicable regulatory schemes may adversely affect projects that we are constructing or have constructed and are operating.

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

We operate in a fast-moving sector in which innovative forms of power generation and new energy sources are continuously being researched. New technologies may be able to provide power, coolant, desalinated seawater, or other outputs at a lower cost, including amortization of capital costs, or with less environmental impact. We will remain subject to these risks for the useful life of our projects, which could extend for 20 years or more. Any such technological improvements could render our projects obsolete.

We may not successfully manage growth.

We intend to continue to develop the projects in our pipeline of opportunities and to construct and operate plants as we deem warranted and as we are able to finance. This is an ambitious growth strategy. Our growth and future success will depend on the successful completion of the expansion strategies and the sufficiency of demand for our energy products. The execution of our expansion strategies may also place a strain on our managerial, operational, and financial reserves. Should we fail to effectively implement such expansion strategies or should there be insufficient demand for our products and services, our business operations, financial performance, and prospects would be adversely affected.

There will likely be a single or limited number of power purchasers from each plant, so we will be dependent on their economic viability and stability and continued operations.

We expect that any plant that we operate will provide power, cooling, desalinated water, or other products to a few or a limited number of key power purchasers that will use the power for specific commercial enterprises, such as resorts, manufacturing or processing plants, or similar large-scale operations. Accordingly, our ability to sell power and other outputs will be dependent on the economic viability of these purchasers. If one or more key purchasers were to fail, we would be required to obtain alternative purchasers for our power and other outputs, and there may be no or a limited number of alternative purchasers in the merging and developing markets where we anticipate our plants may be located. Accordingly, a failure of an output purchaser may result in the failure of our power plant project. We do not anticipate that we will be able to obtain insurance on acceptable terms to protect us against such a loss. Further, our project output purchasers may not comply with contractual payment obligations or may otherwise fail to perform their contracts, and they may have greater economic bargaining power and negotiating leverage as we seek to enforce our contractual rights. To the extent that any of our project power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative, administrative, or other political action or policies that impair their contractual performance. Any failure of any key power purchasers to meet their contractual obligations for any reason could have a material adverse effect on our business and operations.

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

Pursuant to the laws in some jurisdictions in which we may develop or operate plants, foreign governmental entities may have the authority to alter the terms of our contractual or financial rights or override the terms of privately negotiated agreements. In extreme circumstances, some foreign governments have taken the step of confiscating private property on the assertion that such action is necessary in the public interest of the country. If this were to occur, we may not be compensated fairly or at all. We cannot assure that we have complied, and will comply, with all the terms and obligations imposed on us under all foreign laws to which one or more of our operations and assets may be subject.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting in order to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M Regal and his company, Trade Base Sales, Inc., for $17,500,000. The combined judgment and settlement amounts owed to us total $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property, including, but not limited to, certain gemstone and mineral specimens, known as the “Ophir Collection,” owned by judgment debtors Brett M. Regal and Trade Base Sales, Inc. (“Regal Debtors”) and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver has the authority to assign, sell, and transfer the debtors’ property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, less the amount needed to satisfy an existing lien (currently estimated at approximately $10 million plus attorneys’ fees) and receivership’s reasonable costs and fees. This process is ongoing. Information will be updated as it progresses.

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the promissory note described in Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed preliminary objections to the complaint, and subsequently filed an answer and new matter on August 20, 2019, to which the plaintiff filed a reply on September 9, 2019. We will continue to defend our position that no further payment of principal or interest on this note is owed.

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. We have filed an answer contesting the amounts owed, which we contend are substantially less than claimed by Fugro.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” The following table sets forth the range of high and low closing prices of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended December 31, 2019 and 2018, respectively, and subsequent fiscal quarter ending March 31, 2020 (through March 18, 2020). All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ending December 31, 2020

First Quarter (through March 18, 2020)	$0.0529	$0.0529

Year Ending December 31, 2019
Fourth Quarter	$0.025	$0.049
Third Quarter	$0.035	$0.050
Second Quarter	$0.038	$0.055
First Quarter	$0.038	$0.065

Year Ending December 31, 2018
Fourth Quarter	$0.040	$0.080
Third Quarter	$0.055	$0.120
Second Quarter	$0.107	$0.300
First Quarter	$0.120	$0.520

On March 18, 2020, the closing price per share of our common stock as quoted on the OTCQB was $0.0529. As of March 18, 2020, there were approximately 1,508 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued 3,736,192 shares of common stock to L2 Capital, LLC for the conversion of a portion of our notes payable to L2 Capital in the amount of $94,347.

These securities were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. L2 Capital is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, and confirmed the foregoing and acknowledged, in writing, that the securities were acquired and will be held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2019.

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

We currently have no source of revenue, so as we continue to incur costs we are dependent on external funding for operations. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

We had no revenue in the years ended December 31, 2019 and 2018.

During the year ended December 31, 2019, we had salaries and wages of $861,443, compared to salaries and wages of $1,361,706 during the same period for 2018, a decrease of 36.7%, which is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

During the years ended December 31, 2019 and 2018, we recorded professional fees of $505,636 and $1,201,956, respectively, a decrease of 57.9% year over year, which is attributable to a decrease in the use of outside consultants, especially for our due diligence of potential acquisitions.

General and administrative expenses were $271,621 during the year ended December 31, 2019, compared to $595,306 for the same period in 2018, a decrease of 54.4%. This decrease is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

Our interest expense was $2,348,923 for the year ended December 31, 2019, compared to $1,281,134 for the same period of the previous year, an increase of 83.3%. In addition to interest on our notes payable of $1,263,598 for the year ended December 31, 2018, we also incurred default penalties of $1,089,643 on two of our notes during the year ended December 31, 2019.

Our amortization of debt discount and loan fee expenses was $39,851 for the year ended December 31, 2019, compared to $1,160,983 for the same period of the previous year. This decrease was due to our payments of original discount fees and transaction fees for L2 Capital, LLC and Collier Investments, LLC in 2018. The expense also reflects the fair value of warrants issued with notes payable and recorded as discount, which we amortized during the year. In addition, there was a change in the fair value of the derivative liability of $693,380 during the year ended December 31, 2019, and $1,206,857 for the same period in 2018. We did not incur a loss on the extinguishment of any debt in 2019, as compared to a loss on settlement of debt of $279,432 in 2018.

Our operations used net cash of $616,780 in 2019, as compared to $1,638,582 in the prior year. The decrease was primarily due to the $693,380 of change in the derivative liability in 2019 when compared to $1,206,857 in 2018. Also, default penalties of $1,089,643 on two loans impacted our cash flow from operations. The recognition of the impairment of assets under construction of $892,639 impacted the cash flow in 2018.

Investing activities for the years ended December 31, 2019 and 2018, used cash of $0 and $0, respectively.

Financing activities provided cash of $631,625 for our operations during the year ended December 31, 2019, as compared to providing cash of $1,221,965 in the prior year, a decrease of 48.3%. Proceeds from new notes payable were $477,950 in 2019, as compared to $1,114,242 in the prior year.

Liquidity and Capital Resources

At December 31, 2019, our principal source of liquidity consisted of $23,243 of cash, as compared to $8,398 of cash at December 31, 2018. At December 31, 2019, we had negative working capital (current assets minus current liabilities) of $21,882,907. In addition, our stockholders’ deficiency was $22,066,657 at December 31, 2019, compared to stockholders’ deficiency of $17,769,177 at December 31, 2018, an increase in the deficiency of $4,297,480. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets until such time that revenue provided by operations is sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. The accompanying consolidated financial statements have been preparedon a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. The disruption may have an adverse impact on the Company’s ability to raise capital through debt and/or equity markets to fund working capital requirements or to continue as a going concern.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2019. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our consolidated financial statements during the years ended December 31, 2019 and 2018.

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

Capitalization Policy

Furniture, vehicles, equipment, and software are recorded at cost and include major expenditures that increase productivity or substantially increase useful lives. Maintenance, repairs, and minor replacements are charged to expenses when incurred. When furniture, vehicles, and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation are removed from this account, and any gain or loss is included in the statement of operations. The cost of furniture, vehicles, equipment, and software is depreciated over the estimated useful lives of the related assets.

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

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations (see Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2019).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Limitations on Effectiveness of Controls

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Also, the design of any control system is based in part upon assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2019, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

As of December 31, 2019, management identified the following material weaknesses:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2019:

Name	Age	Position
Jeremy P. Feakins	66	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	55	Director
Antoinette K. Hempstead	55	Director

Jeremy P. Feakins has served as chairman of our board and our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 35 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, PA. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, PA, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, TX and Almaty, KZ, where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, a venture capital company located in Lancaster, PA, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc., which provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, UK, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the board of directors has concluded that Mr. Feakins is qualified to serve as a director.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is a qualified commercial pilot and has been actively flying with Delta Airlines, a major U.S.-owned international airline company, since 1996. In addition, Mr. Wolfson is the founder and currently involved as president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, PA, organized in 2005. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning. He holds a Bachelor’s of Science Degree in Science, Technology, and Business from Embry Riddle Aeronautical University and Edison State College. Based on his financial background, the board of directors has concluded that Mr. Wolfson is qualified to serve as director.

Antoinette Knapp Hempstead was appointed as a director in February 2017. Prior to that, Ms. Hempstead served as our chief executive officer and president from April 2013 until March 2015 and as our deputy chief executive officer and vice president from August 2002 until March 2015. Currently, she is an IT Project Management Professional for Hexcel Corporation, an international carbon fiber manufacturing company. Ms. Hempstead has over 30 years’ experience in management, software management, software development, and finance. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Ms. Hempstead has a Master’s degree in Computer Science from the University of Idaho and a Bachelor’s of Science Degree in Applied Mathematics from the University of Idaho. Ms. Hempstead provides experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting, to our board of directors. Based on her technical background, the board of directors has concluded that Ms. Hempstead is qualified to serve as a director.

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

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions, and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2019 and 2018, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

Name and Principal Position

						Non-Equity	Non-Qualified
						Incentive	Deferred	All
	Year			Stock	Option	Plan	Compensation	Other
	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	31-Dec	$	$	$	$	$	$	$	$
Jeremy P. Feakins	2019	388,220(1)	-	69,277(3)	-	-	-	-	457,597
Principal Executive Officer
Principal Financial Oficer	2018	388,220(2)	-	-	-	-	-	-	388,220

(1)
For the fiscal year ended December 31, 2019, $388,220 of Mr. Feakins' salary was accrued, but unpaid.
(2)
For the fiscal year ended December 31, 2018, $194,110 of Mr. Feakins' salary was accrued, but unpaid.
(3)
For the fiscal year ended December 31, 2019, Mr. Feakins was awarded 1,000,000 shares of Series C Preferred stock valued at $69,277.

The table above does not include prerequisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

Narrative Disclosure to Summary Compensation Table

On January 1, 2011, we entered into a five-year employment agreement with an individual to serve as our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, the chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. The chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. On June 3, 2019, we issued 1,000,000 shares of Series C Preferred Stock to the chief executive officer, with a fair value of $69,277, to compensate him for his performance.

On June 29, 2017, the board of directors approved extending the employment agreement for the chief executive officer for an additional five years. The salary and other compensation will be increased to account for inflation since the original employment agreement was executed.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2019, for any executive officer.

Director Compensation

For the year ended December 31, 2019, no compensation was awarded to, earned by, or paid to our nonemployee directors. Mr. Feakins, who is our chief executive officer, did not receive compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in the above summary compensation table.

For the year ended December 31, 2019, our two independent directors each received 200,000 shares of Series C Preferred Stock valued at $13,855.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock and Series C Preferred Stock (which is convertible into our common stock at one share of preferred stock to five shares of common stock), as of March 3, 2020, by: (i) each of our directors; (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act); (iii) all of our directors and named executive officers as a group; and (iv) each person known to us to beneficially own more than 5% of our outstanding common stock:

			Beneficial Common Stock Ownership
Name and Address (1)	Nature of Ownership	Number	Shares of Common Stock	Percentage of Common Stock

Principal Stockholders
Jeremy P. Feakins	Common stock (2)	8,751,136	8,751,136	6.49%
	Preferred stock	1,000,000	5,000,000	3.58%
	Conversion shares	6,169,075	6,169,075	4.38%
	Warrants	98,000	98,000	0.07%
			20,018,211	13.71%
	Directors and Executive Officers
Jeremy P. Feakins	Common stock (2)	8,751,136	8,751,136	6.49%
	Preferred stock	1,000,000	5,000,000	3.58%
	Conversion shares	6,169,075	6,169,075	4.38%
	Warrants	98,000	98,000	0.07%
			20,018,211	13.71%

Antoinette Hempstead	Common stock (3)	115,151	115,151	*
	Preferred stock	200,000	1,000,000	*
			1,115,151	*

Peter H. Wolfson	Common stock (4)	1,448,668	1,448,668	1.07%
	Preferred stock	200,000	1,000,000	0.74%
	Conversion shares	1,653,179	1,653,179	1.21%
			4,101,847	2.98%

Executive Officers and Directors as a Group (3 persons)	Common stock	10,314,955	10,314,955	7.65%
	Preferred stock	1,400,000	7,000,000	4.94%
	Conversion shares	7,822,254	7,822,254	5.49%
	Warrants	98,000	98,000	0.07%
			25,235,209	16.86%
_______________
* Less than 1%
(1)
800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table. Applicable percentages are based on 134,775,136 shares of our common stock outstanding on March 15, 2020, and are calculated as required by rules promulgated by the SEC.
(2)
Consists of 8,288,051 shares of common stock owned of record by Jeremy P. Feakins and 463,085 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him.
(3)
Consists of 750,000 shares of common stock issuable on the conversion of $15,000 in promissory notes issued in 2019 and 2020, convertible at 250,000 shares per $5,000 loan, and 5,419,075 shares of common stock issuable to JPF Venture Group, Inc. on the conversion of $75,000 in promissory notes, convertible at $0.01384 per share. JPF Venture Group has warrants to purchase 98,000 shares of our common stock.
(4)
Consists of 452 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be the beneficial owner of record.
(5)
Consists of 903,179 shares of common stock issuable to Mr. Wolfson on the conversion of a $12,500 promissory note dated October 2016, convertible at $0.01384 per share into shares of common stock, 750,000 shares of common stock issuable on the conversion of $15,000 notes issued in 2019 and 2020, convertible at 250,000 shares per $5,000 loan.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights, or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. We do not know of any arrangements, the operation of which at a subsequent date, would result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

For the years ended December 31, 2019 and 2018, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2019, the outstanding balance was $12,500, plus accrued interest of $2,515.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $50,797 as of December 31, 2019.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2019, or when we are otherwise able to pay. As of December 31, 2019, the outstanding balance was $578,093 and the accrued interest was $141,717. For the years ended December 31, 2019 and 2018, we repaid $34,000 and $29,474 respectively. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2019, or when we are otherwise able to pay. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2019, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of December 31, 2019, the note balance was $1,102,500 and the accrued interest was $648,535. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger. As of December 31, 2019, the outstanding balance of these loans was $594,380 and the accrued interest was $163,488. All of these notes are in default.

In December 2018, Jeremy P. Feakins, our chief executive officer, made two advances to us totaling $4,600. The total amount was repaid on January 23, 2019.

For the year ended December 31, 2018, we sold 240,840 shares of common stock for $10,000 in cash to our chief executive officer and an independent director.

On June 3, 2019, our board of directors approved the issuances of Series C Preferred Stock. We issued 1,000,000 shares to our chief executive officer and 400,000 shares to our two independent directors with a fair value of $96,987.

In June 2019, JPF Venture Group, Inc., a company in which our chief executive officer is an officer and director, provided a short-term advances totaling $32,000 to us for working capital. It was repaid in two payments in the third quarter of 2019.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $85. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $78.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $24. On December 9, 2019, we borrowed $5,000 from independent director. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $24.

Director Independence

Peter Wolfson and Antoinette Hempstead are considered to be independent directors under Nasdaq Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Liggett & Webb, P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31,
	2019	2018
Audit Fees (1)	$36,922	$46,200
Audit-Related fees (2)	-	3,500
Tax fees	-	-
Total Fees	$36,922	$49,700

(1)
Includes fees for (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018; (ii) review of our interim period financial statements for fiscal year 2019; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Includes fees for review of our registration statements filed with the SEC.

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

Tax Services. The board of directors preapproves specified tax services that the it believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the chairman of the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by the board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the board of directors (or its chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are filed as part of this report:

Page

Audited Consolidated Financial Statements for the Years
Ended December 31, 2019 and 2018:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2019 and 2018	F-4
Consolidated Statements of Changes in Stockholders’ Deficiency
Years Ended December 31, 2019 and 2018	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2019 and 2018	F-6
Notes to the Consolidated Financial Statements	F-7

(b)            The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc., dated May 15, 2006	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.02	Bylaws	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
3.04	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 6, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.05	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.06	Certificate of Amendment to Articles of Incorporation dated May 8, 2018	Incorporated by reference from the Current Report on Form 8-K filed May 12, 2018
3.07	Certificate of Designation filed with the Nevada Secretary of State on June 6, 2019	Incorporated by reference from the Quarterly Report for the quarter ended June 30, 2019, filed August 13, 2019
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Stock Certificate	Incorporated by reference from the Registration Statement on Form S-8 filed August 25, 2018
Item 10	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the Current Report on Form 8-K filed June 8, 2015
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed March 1, 2016
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016
10.28	Asset Purchase Agreement between TetriDyn Solutions, Inc. and JPF Venture Group, Inc. dated December 8, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 24, 2016
10.31	Amendment to Convertible Promissory Notes dated February 24, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 2, 2018
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 1, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 10, 2018
10.33	Equity Purchase Agreement with L2 Capital, LLC dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018
10.34	Registration Rights Agreement with L2 Capital, LLC dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018
10.35	Common Stock Purchase Warrant (L2 Capital, LLC) dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018

10.36	Note and Warrant Purchase Agreement dated December 28, 2018	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.37	Form of Unsecured Promissory Note	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.38	Form of Unsecured Common Stock Purchase Warrant	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.39	Securities Purchase Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.40	Convertible Note dated May 22, 2018, issued to Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.41	Security Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.42	Securities Purchase Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.43	Senior Secured Promissory Note dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.44	Security Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.45	Common Stock Purchase Warrant dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.46	Common Stock Purchase Warrant dated February 16, 2018, issued to Craft Capital Management, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.47	Lease Agreement between Ocean Thermal Energy Corporation and Queen Street Development Partners 1, LP, as amended	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.48	Employment Agreement with Jeremy P. Feakins dated January 1, 2011**	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.49
Loan Agreement, Promissory Note, and Warrant to Purchase up to 3,295,761 Shares of Common Stock between Ocean Thermal Energy Corporation and DCO Energy, LLC, dated February 10, 2012, including Forbearance and Loan Extension Agreement dated April 1, 2016
Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.50	Form of Loan Agreement, Promissory Note (Series B), Security Agreement, and Warrant (with related schedule) [2013]	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.51	Promissory Note for $290,000 payable to Theodore Herman dated December 31, 2013	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.52
Loan Agreement, Promissory Note, and Warrant to Purchase up to 12,912,500 Shares of Common Stock between Ocean Thermal Energy Corporation and Jeremy P. Feakins & Associates, LLC, dated April 1, 2014, including Forbearance and Loan Extension Agreement (Revised and Reformed) dated April 1, 2016
Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	This filing
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	This filing
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	This filing
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 23	Consents of Experts and Counsel
23.01	Consent of Liggett & Webb, P.A.	This filing

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing
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
***
The XBRL related information in Exhibit 101 will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and will not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as will be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION
Dated: March 19, 2020	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 19, 2020
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and
Principal Financial Officer)

/s/ Peter Wolfson	Director	March 19, 2020
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 19, 2020
Antoinette K. Hempstead

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We will furnish to the SEC, at the same time that it is sent to stockholders, any proxy or information statement that we send to our stockholders in connection with any annual stockholders’ meeting.

OCEAN THERMAL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $4,880,191, a working capital deficiency of $21,882,907, and an accumulated deficit of $80,463,422. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2008

Boynton Beach, Florida
March 19, 2020

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

	2019	2018
ASSETS
Current Assets
Cash	$23,243	$8,398
Prepaid expenses	20,000	-
Total Current Assets	43,243	8,398

Property and equipment, net	-	672

Total Assets	$43,243	$9,070

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$11,176,751	$8,876,222
Notes payable - related party	2,364,473	2,398,473
Convertible notes payable -related party	87,500	87,500
Notes payable	3,001,250	2,671,640
Convertible note payable	2,264,120	1,283,824
Derivative liability	3,032,056	2,292,254
Total Current Liabilities	21,926,150	17,609,913

Long-term Liabilities
Convertible note payable, net	14,124	-
Convertible note payable -related party, net	1,292	-
Notes payable	168,334	168,334
Total Liabilities	22,109,900	17,778,247

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
518,750 and 0 shares issued and outstanding, respectively	519	-
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 0 shares issued and outstanding, respectively	2,300	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
134,775,136 and 131,038,944 shares issued and outstanding, respectively	134,775	131,039
Additional paid-in capital	58,259,171	57,683,015
Accumulated deficit	(80,463,422)	(75,583,231)
Total Stockholders' Deficiency	(22,066,657)	(17,769,177)

Total Liabilities and Stockholders' Deficiency	$43,243	$9,070

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	2019	2018
Operating Expenses
Salaries and wages	$861,443	$1,361,706
Professional fees	505,636	1,201,956
General and administrative	271,621	595,306
Impairment of assets under construction	-	892,639
Stock-based compensation	159,337	-
Total Operating Expenses	1,798,037	4,051,607

Loss from Operations	(1,798,037)	(4,051,607)

Other Income & Expenses
Interest expense, net	(2,348,923)	(1,281,134)
Amortization of debt discount	(39,851)	(1,160,983)
Income from legal settlement	-	100,000
Loss on settlement of debt	-	(279,432)
Change in FV of derivative liability	(693,380)	(1,206,857)
Total Other Expense	(3,082,154)	(3,828,406)

Loss Before Income Taxes	(4,880,191)	(7,880,013)

Provision for Income Taxes	-	-

Net Loss	$(4,880,191)	$(7,880,013)

Net Loss per Common Share Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Number of Common Shares Outstanding	133,582,149	124,725,638

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDING DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance, December 31, 2017	-	$-	-	$-	122,642,247	$122,642	$57,071,022	$(67,703,218)	$(10,509,554)
Common stock issued for exercise of warrants	-	-	-	-	39,000	39	9,481	-	9,520
Common stock issued for services	-	-	-	-	673,345	673	138,313	-	138,986
Common stock issued for cash, net of offering costs	-	-	-	-	4,000,000	4,000	110,078	-	114,078
Common stock issued for conversions of notes payable	-	-	-	-	400,000	400	20,800	-	21,200
Beneficial conversion feature	-	-	-	-	-	-	13,248	-	13,248
Reclassification of derivative liability	-	-	-	-	-	-	157,473	-	157,473
Stock issued for cash under equity agreement	-	-	-	-	2,300,000	2,300	104,605	-	106,905
Stock issued for cash	-	-	-	-	743,512	744	48,236	-	48,980
Stock issued for cash to related parties	-	-	-	-	240,840	241	9,759	-	10,000
Net Loss	-	-	-	-	-	-	-	(7,880,013)	(7,880,013)
Balance, December 31, 2018	-	$-	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Common stock issued for conversions of notes payable	-	-	-	-	3,736,192	3,736	90,611	-	94,347
Reclassification of derivative liabilities	-	-	-	-	-	-	121,527	-	121,527
Preferred stock issued for cash	518,750	519	-	-	-	-	206,981	-	207,500
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss	-	-	-	-	-	-	-	(4,880,191)	(4,880,191)
Balance, December 31, 2019	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(80,463,422)	$(22,066,657)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(4,880,191)	$(7,880,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	672	680
Impairment of assets under construction	-	892,639
Change in derivative liability	693,380	1,206,857
Stock issued for services	-	138,986
Penalties upon default	1,089,643	470,679
Amortization of debt discount	39,851	1,160,983
Preferred stock issued for services	159,337	-
Loss on extinguishment of debt	-	279,432
Changes in assets and liabilities
Prepaid expense	(20,000)	25,000
Accounts payable and accrued expenses	2,300,528	2,066,175
Net Cash Used In Operating Activities	(616,780)	(1,638,582)

Cash Flow From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(34,000)	(64,474)
Repayment of government loans	(4,825)	(3,208)
Repayment of convertible notes payable	(15,000)	-
Proceeds from notes payable	310,000	499,156
Proceeds from convertible notes payable	147,950	615,086
Proceeds from exercise of warrants	-	9,520
Proceeds from convertible notes payable, related party	20,000	-
Proceeds from the sale of preferred stock	207,500	-
Proceeds from issuance of common stock issued for cash, related party	-	10,000
Proceeds from issuance of common stock, net of offering costs	-	155,885
Advance from related party	32,000	-
Repayment of advance from related party	(32,000)	-
Net Cash Provided by Financing Activities	631,625	1,221,965

Net increase (decrease) in cash and cash equivalents	14,845	(416,617)
Cash and cash equivalents at beginning of the year	8,398	425,015
Cash and Cash Equivalents at end of the year	$23,243	$8,398

Supplemental disclosure of cash flow information
Cash paid for interest expense	$23,333	$26,342
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Convertible note payable and accrued interest - related party converted to common stock	$-	$114,078
Note payable and accrued interest converted into common stock	$94,347	$878,292
Stock issued for commitment fee on issuance of note payable	$-	$21,200
Debt discount on notes payable	$167,950	$13,248
Reclassification of derivative liability	$121,527	$157,473

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS TETRIDYN SOLUTIONS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

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

● EcoVillages—developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable. EcoVillages are communities whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller sub communities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups. The development of EcoVillages should add significant value to our existing line of business.

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

Principal Subsidiary Undertakings

Our consolidated financial statements for the years ended December 31, 2019 and 2018, include the following subsidiaries:

Name	Place of Incorporation / Establishment	Principal Activities	Date Formed
Ocean Thermal Energy Bahamas Ltd.	Bahamas	Intermediate holding company of OTE BM Ltd. and OTE Bahamas O&M Ltd.	07/04/2011

OTE BM Ltd.	Bahamas	OTEC/SDC development in the Bahamas	09/07/2011

OCEES International, Inc.	Hawaii, USA	Research and development for the Pacific Rim	01/21/1998

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018, we had no cash equivalents.

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

Business Segments

We conduct operations in various foreign jurisdictions where we are developing projects to use our technology. Our segments were based on the location of these projects. The U.S. territories segment consists of projects in the U.S. Virgin Islands and Guam. Direct revenues and costs, depreciation, depletion, and amortization costs, general and administrative costs, and other income directly associated with their respective segments are detailed within the following discussion. Identifiable net property and equipment are reported by business segment for management reporting and reportable business segment disclosure purposes. Current assets, other assets, current liabilities, and long-term debt are not allocated to business segments for management reporting or business segment disclosure purposes.

Reportable business segment information is as follows:

December 31, 2019
	Headquarters	US Territories	Total
Revenue	$-	$-	$-
Assets	$43,243	$-	$43,243
Net loss	$(4,880,191)	$-	$(4,880,191)
Property and equipment	$-	$-	$-
Depreciation	$672	$-	$672

December 31, 2018
	Headquarters	US. Territories	Total
Revenue	$-	$-	$-
Assets	$9,070	$-	$9,070
Net Loss	$(6,987,374)	$(892,639)	$(7,880,013)
Property and equipment	$672	$-	$672
Depreciation	$680	$-	$680
Impairment of assets under construction	$-	$892,639	$892,639

During the year ended December 31, 2018, $892,639 of assets under construction in Guam and U.S. Virgin Islands were determined to be impaired due to the uncertainty of the projects and were written off; consequently, we had no assets under construction as of December 31, 2019 and 2018.

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

We capitalize costs incurred once the project has met the project feasibility stage. Costs include environmental engineering, permits, government approval, and site engineering costs. We capitalize direct interest costs associated with the projects. As of December 31, 2019 and 2018, we have no interest costs capitalized for any of these projects.

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
Reporting dates.
●
Valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.
●
Own assumptions about the assumptions market participants would use in pricing the assets or liability.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at December 31, 2019, and December 31, 2018, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under level 3 at December 31, 2019 and 2018 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2019, and 2018, $0 and $0, respectively, were deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 350,073 shares issuable upon the exercise of warrants for the years ended December 31, 2019 and 2018, respectively, and 140,502,788 and 47,046,431 shares issuable upon the conversion of convertible notes for the years ended December 31, 2019 and 2018, respectively, that were not included in the computation of dilutive loss per share because their inclusion is antidilutive.

Revenue Recognition

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted the ASU on January 1, 2018. The adoption of the ASU did not have an impact on our consolidated financial statements during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the provisions of this ASU on January 1, 2019. We have a month-to-month lease for the office. The adoption had no impact on our consolidated results of operations, cash flow, or financial conditions.

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

NOTE 2 – GOING CONCERN

 The accompanying audited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $4,880,191 and used $616,780 of cash in operating activities for the year ended December 31, 2019. We had a working capital deficiency of $21,882,907 and a stockholders’ deficiency of $22,066,657 as of December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. The disruption may have an adverse impact on the Company’s ability to raise capital through debt and/or equity markets to fund working capital requirements or to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018, consist of the following:

Property and Equipment as of December 31, 2019
		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	$13,751	$-	3 Years
Software (Video System)	19,061	19,061	-	5 Years
	$32,812	$32,812	$-

Property and Equipment as of December 31, 2018
		Accumulated	Net Book	Useful Life
	Cost	Depreciation	Value	Life
Computer & Office Equipment	$13,751	$13,079	$672	3 Years
Software (Video System)	19,061	19,061	-	5 Years
	$32,812	$32,140	$672

Depreciation expense for the years ended December 31, 2019 and 2018, was $672 and $680, respectively. There were no assets under construction as of December 31, 2019. During the year ended December 31, 2018, $892,639 of Guam and U.S. Virgin Islands assets under construction were considered to be impaired due to the uncertainty of the projects and written-off.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the year ended December 31, 2019, we made a repayment of $4,825. The loan principal was $4,555 with accrued interest of $0 as of December 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,918 as of December 31, 2019. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $47,239 with accrued interest of $9,594 as of December 31, 2019. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $45,505 as of December 31, 2019. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $23,275 as of December 31, 2019. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2019, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $119,197 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of December 31, 2019, the outstanding balance was $75,000, plus accrued interest of $16,736.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of December 31, 2019, the outstanding balance was $112,500, plus accrued interest of $25,040.

On October 20, 2016, we borrowed $12,500 from our independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of December 31, 2019, the outstanding balance was $12,500, plus accrued interest of $2,515.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of December 31, 2019, the outstanding balance was $1,000,000, plus accrued interest of $738,337. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of December 31, 2019, the loan balance was $158,334 and the accrued interest was $101,000.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in the litigation section of this filing, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of December 31, 2019, the balance outstanding was $130,000, and the accrued interest as of that date was $61,402. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of December 31, 2019, the note balance was $1,102,500 and the accrued interest was $629,047. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $313,962 as of December 31, 2019. These notes are in default.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $23,986 as of December 31, 2019. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of December 31, 2019, the balance outstanding was $177,000, plus accrued interest of $50,797.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. During 2019, $15,000 in notes was repaid. As of December 31, 2019, the outstanding balance for the remaining three notes was $65,000, plus accrued interest of $9,599. These notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During 2019, we repaid $34,000. As of December 31, 2019, the outstanding balance was $578,093 and the accrued interest was $141,717. This note is in default.

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

●
$40,000 note with a warrant to purchase 10,000 shares

●
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of December 31, 2019, the balance of the outstanding loans was $979,156 and the accrued interest was $164,645. During 2019, 98,000 warrants were transferred from a warrant holder to JPF Venture Group Inc. These warrants were issued in exchange for shares issued by JPF Venture Group to the warrant holders. The warrant terms remain the same. As of December 31, 2019, we have outstanding warrants to purchase 223,000 shares of common stock. As of the date of this report, these notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000 and a prorated original issuance discount of $55,555 and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement. These warrants have a fair value of $13,280 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. As of December 31, 2019, we have outstanding warrants to purchase 56,073 shares of common stock. During the year ended December 31, 2019, we issued 1,936,192 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $44,733. As of December 31, 2019, the outstanding balance of the original loan was $323,412, plus a default penalty and fees of $837,724, for a total of $1,161,136, and accrued interest was $294,039. The note is in default. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place. As of the date of this report, this note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of December 31, 2019, we have outstanding warrants to purchase 2,000 shares of common stock. As of December 31, 2019, the balance outstanding was $10,000 and the accrued interest was $780.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. During the year ended December 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. As of December 31, 2019, the outstanding balance was $987,986, which includes a default penalty and fees of $665,550, and the accrued interest was $239,916. This note is in default.

On January 2, 2019, we issued a series of promissory notes totaling $310,000 to accredited investors. Proceeds from these notes were used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, el al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of December 31, 2019, the outstanding balance of these loans is $310,000 and the accrued interest was $50,783.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of December 31, 2018, we have recorded a debt discount of $21,211 for the fair value of derivative liability and amortized $4,989 of the debt discount. As of December 31, 2019, the balance outstanding was $26,200 and the accrued interest was $796.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors which totaled $105,000 as of December 31, 2019. Of the amount received as of December 31, 2019, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. As of December 31, 2019, we have recorded a debt discount of $105,000 for the fair value of derivative liability and amortized $9,441of the debt discount. As of December 31, 2019, the total outstanding balances of all these loans are $8,441, net of debt discount of $86,559 to unrelated parties, and $1,000, net of debt discount of $9,000 to related parties. The accrued interest was $1,492.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors, which totaled $36,750 as of December 31, 2019. Of the amount received, $10,000 was received from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. As of December 31, 2019, we have recorded a debt discount of $36,750 for the fair value of derivative liability and amortized $986 of the debt discount. As of December 31, 2019, the total outstanding balance of these loans were $694, net of debt discount of $26,056 to unrelated parties and $292, net of debt discount of $9,708 to related parties. The accrued interest was $163.

The following convertible note and notes payable were outstanding at December 31, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2019	Discount at December 31, 2019	Carrying Amount at December 31, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	4,555	-	4,555	-	-	4,555	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00% *	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00% *	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156		979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	578,093	-	578,093	578,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	987,986	-	987,986	-	-	987,986	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	No	26,200	26,200	21,211	4,989	-	-	-	4,989
(5)	10/31/2021	8.00%	No	105,000	105,000	95,559	9,441	-	1,000	-	8,441
(6)	01/02/22	8.00%	No	36,750	36,750	35,764	986	-	292	-	694
				$8,561,768	$8,053,630	$152,534	$7,901,096	$2,451,973	$1,292	$5,265,373	$182,458

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
(5)
Notes were issued between 10/14/19 1nd 11/5/19. The notes bear an interest rate of 8% and mature 10/31/21. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.
(6)
Notes were issued between 12/9/19 and 12/31/19. The notes bear an interest rate of 8% and mature 1/2/22. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.
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
*
Default interest rate
**
Partially in default on December 31, 2018

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum principal payments of convertible notes and notes payable at December 31, 2019:

2020	$7,717,346
2021	141,200
2022	36,750
2023 and thereafter	158,334
Total	$8,053,630

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

Quoted market prices
		for identical	Significant other	Significant
	Fair value at	assets/liabilities	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$3,032,056	$-	$-	$3,032,056

Derivative Liability
Derivative liability as of December 31, 2018	$2,292,254
Fair value at the commitment date for convertible instruments	98,385
Change in fair value of derivative liability	762,944
Reclassification to additional paid-in capital for financial instruments
that ceased to be a derivative liability	(121,527)
Derivative liability as of December 31, 2019	$3,032,056

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Commitment and
Remeasurement Date**
Expected dividends	0%
Expected volatility	49.2% to 500.0%
Risk free interest rate	1,48%to 1.66%
Expected term (in years)	.025 to 3.81

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

For the year ended December 31, 2019, we issued 3,736,192 shares of common stock to L2 Capital LLC for the conversion of a portion of our notes payable in the amount of $94,347.

Preferred Stock

On June 3, 2019, our board of directors approved the following issuances of Preferred Stock:

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2019, 518,750 shares of Series B Preferred Stock have been issued for $207,500 in cash.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2019, 2,300,000 shares of Series C Preferred Stock have been issued for services with a fair value of $159,337. The shares were issued as follows: 1,000,000 shares to our chief executive officer, 400,000 shares to our two independent directors, and 900,000 shares to employees and consultants.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the year ended December 31, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2017	134,000	$0.27
Granted	255,073	$0.21
Exercised	(39,000)	$0.24
Forfeited
Balance at December 31, 2018	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2019	350,073	$0.18
Exercisable at December 31, 2019	350,073	$0.18

During the year ended December 31, 2019, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.0263 per share on December 31, 2019. Of the total warrants outstanding on December 31, 2019, warrants to purchase 125,073 shares had no intrinsic value, as the price of the stock on that date was lower than the exercise price. The intrinsic value of warrants to purchase 225,000 shares on that date was $888.

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 18.9% to the income before provision for income taxes is as follows:

	For the Years Ended December 31
	2019	2018
Statutory rate applied to loss before income taxes	$(1,409,990)	$(2,276,031)
Increase (decrease) in income taxes results from:
Nondeductible permanent differences	259,070	806,885
Change in valuation allowance	1,150,920	1,469,146
Income tax expense (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2019	2018
Deferred tax assets	$2,358,860	$2,358,860
Operating loss carryforwards	9,068,070	7,917,151
Gross deferred tax assets	11,426,930	10,276,011
Valuation allowance	(11,426,930)	(10,276,011)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $31,385,000. This loss is allowed to be offset against future income. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2019. The change in the valuation allowance for the years ended December 31, 2019 and 2018, was an increase of $1,150,920 and $1,469,146, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. During year ended December 31, 2019, we did not execute any put options with L2 Capital to purchase any shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. As of December 31, 2019, we have issued warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for a total outstanding of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $0 based on the Black-Scholes option-pricing model as the exercise price is higher than the share value of our common stock on December 31, 2019. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M Regal and his company, Trade Base Sales, Inc., for $17,500,000, bringing the combined judgment and settlement amount owed to us as being $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property, including, but not limited to, certain gemstone and mineral specimens, known as the “Ophir Collection,” owned by judgment debtors Brett M. Regal and Trade Base Sales, Inc. (“Regal Debtors”), and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver has the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, less the amount needed to satisfy an existing lien (currently estimated at approximately $10 million plus attorneys’ fees) and receivership’s reasonable costs and fees. This process is ongoing.

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the promissory note described in Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed preliminary objections to the complaint, and subsequently filed an answer and new matter on August 20, 2019, to which the plaintiff filed a reply on September 9, 2019. We will continue to defend our position that no further payment of principal or interest on this note is owed.

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. We have filed an answer contesting the amounts owed, which we contend are substantially less than claimed by Fugro.

NOTE 9 – CONSULTING AGREEMENTS

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of December 31, 2019, we have not issued the shares. As of December 31, 2019, and 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of December 31, 2019, we have not issued the shares and have accrued the amount.

For the year ended December 31, 2018, we issued 673,345 shares of common stock for services performed with a fair value of $138,986. There were no shares of common stock issued for services in 2019.

NOTE 10 – EMPLOYMENT AGREEMENTS

On January 1, 2011, we entered into a five-year employment agreement with our chief executive officer, which provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, our chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times his annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more in revenue to us. Our chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. On September 15, 2017, an addendum was added to the employment agreement stating that effective June 30, 2017, his salary will be increased to $388,220 per year; that he will receive interest at a rate of 8% on his accrued unpaid wages; and that the term of employment agreement is extended for an additional five years.

NOTE 11 – RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2019 and 2018, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2019, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of December 31, 2019, the note balance was $1,102,500 and the accrued interest was $629,047. This note is in default.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $50,797 as of December 31, 2019.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2019, or when we are otherwise able to pay. As of December 31, 2019, the outstanding balance was $578,093 and the accrued interest was $141,717. For the years ended December 31, 2019 and 2018, we repaid $34,000 and $29,474 respectively. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger. As of December 31, 2019, the outstanding balance of these loans was $594,380 and the accrued interest was $163,488. All of these notes are in default.

In December 2018, Jeremy P. Feakins, our chief executive officer, made two advances to us totaling $4,600. The total amount was repaid on January 23, 2019.

For the year ended December 31, 2018, we sold 240,840 shares of common stock for $10,000 in cash to our chief executive officer and an independent director.

On June 3, 2019, our board of directors approved the issuances of Series C Preferred Stock. We issued 1,000,000 shares to our chief executive officer and 400,000 shares to our two independent directors with a fair value of $96,987.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2019, the outstanding balance was $12,500, plus accrued interest of $2,515.

In June, 2019, JPF Venture Group, Inc., a company in which our chief executive officer is an officer and director, provided a short-term advances totaling $32,000 to us for working capital. It was repaid in two payments in the third quarter of 2019.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $85. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $78 (see Note 4).

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $24. On December 9, 2019, we borrowed $5,000 from independent director. As of December 31, 2019, the outstanding balance of his loan was $5,000 and the accrued interest was $24 (see Note 4).

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019, we issued a series of convertible promissory notes to accredited investors in the amounts of $250,000 to unrelated parties, $5,000 to our chief executive officer, and $5,000 to one of our independent directors. The notes bear interest at 8% per annum. The maturity date for each note is January 2, 2022. Each note automatically converts into 250,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever occurs first.