Form 10-Q
period 2020-09-30
Ocean Thermal Energy Corp
filed 2020-11-05
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
As of November 5, 2020, issuer had 134,775,136 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$8,500	$23,243
Prepaid expenses	10,000	20,000
Total Current Assets	18,500	43,243

Total Assets	$18,500	$43,243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$12,836,037	$11,176,751
Notes payable - related party	2,335,473	2,364,473
Convertible notes payable - related party	87,500	87,500
Notes payable	3,284,774	3,001,250
Convertible note payable	2,264,120	2,264,120
Derivative liability	5,879,051	3,032,056
Total Current Liabilities	26,686,955	21,926,150

Long-term Liabilities
Convertible note payable, net	156,790	14,124
Convertible notes payable - related party, net	12,160	1,292
Notes payable	173,404	168,334
Total Liabilities	27,029,309	22,109,900

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Common stock, $0.001 par value; 200,000,000 shares authorized,
134,775,136 and 134,775,136 shares issued and outstanding, respectively	134,775	134,775
Additional paid-in capital	58,259,171	58,259,171
Accumulated deficit	(85,407,574)	(80,463,422)
Total Stockholders' Deficiency	(27,010,809)	(22,066,657)

Total Liabilities and Stockholders' Deficiency	$18,500	$43,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Expenses
Salaries and wages	$206,866	$331,790	$632,405	$647,635
Professional fees	98,250	110,036	420,450	411,607
General and administrative	53,340	83,866	181,136	214,031
Stock-based compensation	-	-	-	159,337
Total Operating Expenses	358,456	525,692	1,233,991	1,432,610

Loss from Operations	(358,456)	(525,692)	(1,233,991)	(1,432,610)

Other (Expenses) Income
Interest expense, net	(337,771)	(323,717)	(984,631)	(766,815)
Amortization of debt discount	(56,271)	(596)	(153,535)	(24,435)
Change in FV of derivative liability	(839,952)	156,031	(2,571,995)	608,040
Total Other Expense	(1,233,994)	(168,282)	(3,710,161)	(183,210)

Loss Before Income Taxes	(1,592,450)	(693,974)	(4,944,152)	(1,615,820)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,592,450)	$(693,974)	$(4,944,152)	$(1,615,820)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Number of Common Shares Outstanding	134,775,136	134,062,862	134,775,136	133,300,484

  The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in capital	Accumulated Deficit	Stockholders' Deficiency
Balance December 31, 2018	-	$-	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Stock issued for conversions of notes payable	-	-	-	-	3,238,308	3,238	81,109	-	84,347
Reclassification of derivative liabilities	-	-	-	-	-	-	121,527	-	121,527
Preferred stock issued for cash	518,750	519	-	-	-	-	206,981	-	207,500
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss	-	-	-	-	-	-	-	(1,615,820)	(1,615,820)
Balance September 30, 2019 (unaudited)	518,750	$519	2,300,000	$2,300	134,277,252	$134,277	$58,249,669	$(77,199,051)	$(18,812,286)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in capital	Accumulated Deficit	Stockholders' Deficiency
Balance December 31, 2019	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(80,463,422)	$(22,066,657)
Net Loss	-	-	-	-	-	-	-	(4,944,152)	(4,944,152)
Balance September 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(85,407,574)	$(27,010,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid in capital	Accumulated Deficit	Stockholders' Deficiency
Balance June 30, 2019 (unaudited)	62,500	$63	2,300,000	$2,300	133,838,944	$133,839	$58,039,948	$(76,505,077)	$(18,328,927)
Common stock issued for conversions of notes payable	-	-	-	-	438,308	438	9,562	-	10,000
Preferred stock issued for cash	456,250	456	-	-	-	-	182,044	-	182,500
Reclassification of derivative liabilities	-	-	-	-	-	-	18,115	-	18,115
Net Loss	-	-	-	-	-	-	-	(693,974)	(693,974)
Balance September 30, 2019 (unaudited)	518,750	$519	2,300,000	$2,300	134,277,252	$134,277	$58,249,669	$(77,199,051)	$(18,812,286)

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid-in capital	Accumulated Deficit	Stockholders' Deficiency
Balance June 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(83,815,124)	$(25,418,359)
Net Loss	-	-	-	-	-	-	-	(1,592,450)	(1,592,450)
Balance September 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300#	134,775,136	$134,775#	$58,259,171#	$(85,407,574)	$(27,010,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(4,944,152)	$(1,615,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	673
Change in derivative liability	2,571,995	(608,040)
Amortization of debt discount	153,535	24,435
Preferred stock issued for services	-	159,337
Changes in assets and liabilities
Prepaid expense	10,000	-
Accounts payable and accrued expenses	1,659,285	1,538,631
Net Cash Used In Operating Activities	(549,337)	(500,784)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(29,000)	(16,000)
Repayment of notes payable	(3,491)	(3,880)
Repayment of convertible notes payable	-	(15,000)
Advance from related party	-	32,000
Repayment of advance from related party	-	(32,000)
Proceeds from notes payable	275,000	310,000
Proceeds from convertible notes payable	265,000	26,000
Proceeds from convertible notes payable - related party	10,000	-
Proceeds from PPP loan	17,085	-
Proceeds from the sale of preferred stock	-	207,500
Net Cash Provided by Financing Activities	534,594	508,620

Net increase/decrease in cash and cash equivalents	(14,743)	7,836
Cash and cash equivalents at beginning of period	23,243	8,398
Cash and Cash Equivalents at End of Period	$8,500	$16,234

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,260	$6,814
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on convertible note payable	$275,000	$-
Reclassification of derivative liability	$-	$121,527
Convertible note payable and accrued interest into common stock	$-	$84,347

  The accompanying notes are an integral part of these condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated September 30, 2020 Financial Statements
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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2019, including the financial statements and notes.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020, and December 31, 2019, we had no cash equivalents.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at September 30, 2020, and December 31, 2019, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2020, and December 31, 2019 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal. As of September 30, 2020, and December 31, 2019, $0 and $0, respectively, were deposited in excess of FDIC-insured limits.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 350,073 and 350,073 shares issuable upon the exercise of warrants and 150,541,644 and 65,591,841 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 3: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $4,944,152 and used $549,337 of cash in operating activities for the nine months ended September 30, 2020. We had a working capital deficiency of $26,668,455 and a stockholders’ deficiency of $27,010,809 as of September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

In recent months, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. The members of our executive team and contract outside accountant live in different cities in Pennsylvania. On March 23, 2020, the Governor of Pennsylvania issued statewide stay-at-home orders to mitigate the spread of COVID-19. Non-life-sustaining physical businesses, like our company, were closed. Individuals were permitted to leave their residences only for tasks essential to maintaining health and safety. On June 26, 2020, Lancaster County, where we are located, finally moved into the least restrictive phase for reopening our business; however, we must still follow specific guidelines established by the Governor. These include continuing to telework as much as possible, updating our buildings to meet business and safety requirements, decreasing our office usage to 75% occupancy, and following CDC and Pennsylvania Department of Health guidelines for social distancing and cleaning. The pandemic continues to have a negative impact on our ability to access the capital markets for additional working capital. We cannot assure that we will not experience further adverse impacts on our ability to raise capital through debt and/or equity markets to fund working capital requirements or our ability to continue as a going concern as a result the COVID-19.

Note 4: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. During the nine months ended September 30, 2020, we made a repayment of $3,491. The loan principal was $1,063 with accrued interest of $0 as of September 30, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $21,961 as of September 30, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The combined loan principal was $47,239 with accrued interest of $9,614 as of September 30, 2020. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $50,078 as of September 30, 2020. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $25,178 as of September 30, 2020. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2020, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $137,207 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of September 30, 2020, the outstanding balance of these notes was $75,000, plus accrued interest of $20,161.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of each note are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of September 30, 2020, the outstanding balance of these notes was $112,500, plus accrued interest of $30,178.

On October 20, 2016, we borrowed $12,500 from our independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2020, the outstanding note balance was $12,500, plus accrued interest of $3,085.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2020, the outstanding note balance was $1,000,000, plus accrued interest of $814,488. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of September 30, 2020, the loan balances were $158,334 and the accrued interest was $113,051.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2020, the balance outstanding was $130,000, and the accrued interest as of that date was $69,317. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of September 30, 2020, the note balance was $1,102,500 and the accrued interest was $712,959. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $364,195 as of September 30, 2020. These notes are in default.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $27,792 as of September 30, 2020. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of September 30, 2020, the balance outstanding was $177,000, plus accrued interest of $64,269.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. During third quarter of 2019, $15,000 in notes was repaid. As of September 30, 2020, the outstanding balance for the remaining three notes was $65,000, plus accrued interest of $12,527. These notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the nine months ended September 30, 2020, we repaid $29,000. As of September 30, 2020, the outstanding note balance was $549,093 and the accrued interest was $184,791. This note is in default.

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

●
$40,000 note with a warrant to purchase 10,000 shares

●
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of September 30, 2020, the balance of the outstanding loans was $979,156 and the accrued interest was $234,395. During 2019, 98,000 warrants were transferred from a warrant holder to JPF Venture Group Inc. These warrants were issued in exchange for shares issued by JPF Venture Group to the warrant holders. The warrant terms remain the same. As of September 30, 2020, we have outstanding warrants to purchase 223,000 shares of common stock. These notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000, a prorated original issuance discount of $55,555, and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement. These warrants have a fair value of $2,668 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we have fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2020, we have outstanding warrants to purchase 56,073 shares of common stock. As of September 30, 2020, the outstanding balance of the original loan was $323,412, plus a default penalty and fees of $837,724, for a total of $1,161,136, and accrued interest was $450,936. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2020, we have outstanding warrants to purchase 2,000 shares of common stock. As of September 30, 2020, the balance outstanding was $10,000 and the accrued interest was $1,237.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2020, the outstanding note balance was $987,986, which includes a default penalty and fees of $665,550, and the accrued interest was $417,619. This note is in default.

On January 2, 2019, we issued a series of promissory notes totaling $310,000 to accredited investors. Proceeds from these notes were used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of September 30, 2020, the outstanding balance of these loans is $310,000 and the accrued interest was $90,893.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of September 30, 2020, we have recorded a debt discount of $26,200 for the fair value of derivative liability and amortized $13,861 of the debt discount. As of September 30, 2020, the balance outstanding was $26,200 and the accrued interest was $2,763.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of September 30, 2020, we have recorded a debt discount of $105,000 for the fair value of derivative liability and amortized $48,517 the debt discount. As of September 30, 2020, the total outstanding balances of all these loans are $43,837, net of debt discount of $51,163 to unrelated parties, and $4,680 net of debt discount of $5,320, to related parties. The accrued interest was $7,797.

In the fourth quarter of 2019 and the first three quarters of 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $311,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As of September 30, 2020, we have recorded a debt discount of $311,750 for the fair value of derivative liability and amortized $106,572 of the debt discount. As of September 30, 2020, the total outstanding value of these loans was $99,092, net of debt discount of $202,658 to unrelated parties and $7,480, net of debt discount of $2,520, to related parties. The outstanding balance of the notes as of September 30, 2020 was $311,750 and the accrued interest was $16,576.

During the quarter ending September 30, 2020, we issued a series of promissory notes to accredited investors, which totaled $150,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from possible future litigation based on fraud in the inducement claims (such future litigation hereinafter referred to as the “Phase Two Litigation”) arising from the current litigation before the United States District Court for the Western District of Tennessee and Central District of California, Ocean Thermal Energy Corp. v. Robert Coe, et al. (Case No. 2:17-cv-02343SHL-cgc and Case No. 2:19-cv-05299-VAP-JPR, respectively) (this current litigation hereinafter is referred to as the “Phase One Litigation”). Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date. The outstanding balance of these notes as of September 30, 2020, was $275,000 and the accrued interest was $6,829.

On April 28, 2020, we received the proceeds from an unsecured $17,085 loan (the “PPP Loan”) through LinkBank under the Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, we will use proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 28, 2022 (the “Maturity Date”) and has a 1% interest rate. Commencing on October 28, 2020, and continuing on the same day of each following month, we must pay principal and interest payments until the Maturity Date, at which time the remaining principal and accrued interest is due in full; however, the monthly payment will not be calculated until such time as the application for forgiveness has been processed and the remaining loan amount can be determined. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a nonrecourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the lender during the eight-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. In the event all or any portion of the PPP Loan is forgiven, the amount forgiven is applied to outstanding principal. The outstanding loan balance as of September 30, 2020, was $17,085 and the accrued interest was $103.

The following convertible note and notes payable were outstanding at September 30, 2020:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at September 30, 2020	Discount at September 30, 2020	Carrying Amount at September 30, 2010	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	1,063	-	1,063	-	-	1,063	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00*%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00*%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	549,093	-	549,093	549,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	987,986	-	987,986	-	-	987,986	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	No	26,200	26,200	12,339	13,861	-	-	-	13,861
(5)	10/31/2021	8.00%	No	105,000	105,000	56,483	48,517	-	4,680	-	43,837
(6)	01/02/22	8.00%	No	311,750	311,750	205,178	106,572	-	7,480	-	99,092
(7)	(7)	10.00%	No	275,000	275,000	-	275,000	-	-	275,000	-
04/28/20	04/28/22	1.00%	No	17,085	17,085	-	17,085	-	-	12,015	5,070
				$9,128,853	$8,588,223	$274,000	$8,314,223	$2,422,973	$12,160	$5,548,896	$330,194

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
     up to that date.

* Loans are in default

The following convertible notes and notes payable were outstanding at December 31, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2019	Discount at December 31, 2019	Carrying Amount at December 31, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	4,555	-	4,555	-	-	4,555	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00*%	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00*%	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156		979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	578,093	-	578,093	578,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	987,986	-	987,986	-	-	987,986	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	No	26,200	26,200	21,211	4,989	-	-	-	4,989
(5)	10/31/2021	8.00%	No	105,000	105,000	95,559	9,441	-	1,000	-	8,441
(6)	01/02/22	8.00%	No	36,750	36,750	35,764	986	-	292	-	694
				$8,561,768	$8,053,630	$152,534	$7,901,096	$2,451,973	$1,292	$5,265,373	$182,458

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at	Quoted market prices for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$5,879,051	$-	$-	$5,879,051

Derivative Liability
Derivative liability as of December 31, 2019	$3,032,056
Fair value at the commitment date for convertible instruments	936,850
Change in fair value of derivative liability	1,910,145
Reclassification to additional paid-in capital for financial instruments
that ceased to be a derivative liability	-
Derivative liability as of September 30, 2020	$5,879,051

Change in
Fair Value of
Derivative Liability*
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	661,850
Gains/(losses) from the change in fair value of derivative liability	1,910,145
Change in fair value of derivative liability at the end of the period	$2,571,995

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

Note 6: Stockholders’ Equity

Preferred Stock

On June 3, 2019, our board of directors designated two classes of Preferred Stock and approved the following issuances:

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock, and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of September 30, 2020, 518,750 shares of Series B Preferred Stock are issued and outstanding.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of September 30, 2020, 2,300,000 shares of Series C Preferred Stock are issued and outstanding.

Warrants

The following table summarizes all warrants outstanding and exercisable for the nine months ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2020	350,073	$0.18
Exercisable at September 30, 2020	350,073	$0.18

During the nine months ended September 30, 2020, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.035 per share on September 30, 2020. The intrinsic value of warrants to purchase 350,073 shares on that date was $1,181.

Note 7: Commitments and Contingencies

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. The commitment period is the period commencing on the execution date and ending on the earlier of: (i) the date on which L2 Capital shall have purchased Put Shares pursuant to the agreement equal to the maximum commitment amount, (ii) December 20, 2020, or (iii) written notice of termination by us to L2 Capital (which shall not occur at any time that L2 Capital holds any of the Put Shares). During the nine months ended September 30, 2020, we did not execute any put options with L2 Capital to purchase any shares of common stock.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. As of September 30, 2020, we have issued to Craft warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions, for a total of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $3,286 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. The claims of that third party have not yet been addressed by the court.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we will pay Fugro $375,000 by December 31, 2020. We have recorded the amount of accrued legal settlement as of September 30, 2020. We are in compliance with making the payments per the agreement.

Consulting Agreements

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of September 30, 2020, we have not issued the shares, and we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of September 30, 2020, we have not issued the shares and have accrued the amount.

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

Note 8: Related-Party Transactions

For the nine months ended September 30, 2020, we paid rent of $90,000 to a company controlled by our chief executive officer.

On January 18, 2018, the due date of a 2015 related-party note payable was extended to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar Project (or any other project of $25 million or more), whichever occurs first. The balance on the note payable was $1,102,500 and accrued interest was $712,959 as of September 30, 2020. The note is in default.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. The outstanding note balance was $177,000 and accrued interest was $64,269 as of September 30, 2020.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest are due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of September 30, 2020, the outstanding note balance was $549,093 and the accrued interest was $184,791. For the nine months ended September 30, 2020, we repaid $29,000. This note is in default.

We remain liable for the loans made to us by JPF Venture Group before it was an affiliate. As of September 30, 2020, the outstanding balance of these loans was $581,880 and the accrued interest was $187,546.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On January 21, 2020, we borrowed an additional $5,000 from Jeremy P. Feakins, our chief executive officer. As of September 30, 2020, the outstanding balance of his loans was $10,000 and the accrued interest was $987. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of September 30, 2020, the outstanding balance of his loans was $10,000 and the accrued interest was $981.

Note 9: Subsequent Events

Subsequent to September 30, 2020, we issued a series of promissory notes to accredited investors, which totaled $205,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from the Phase Two Litigation arising from the current litigation before the United States District Court for the Western District of Tennessee and Central District of California, Ocean Thermal Energy Corp. v. Robert Coe, et al. (Case No. 2:17-cv-02343SHL-cgc and Case No. 2:19-cv-05299-VAP-JPR, respectively. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

We had no revenue in the three months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020, we had salaries and wages of $206,866, compared to salaries and wages of $331,790 during the same three-month period for 2019, a decrease of 37.7%, which is partially attributed to management’s efforts to reduce expenses due to lack of cash flow.

During the three months ended September 30, 2020 and 2019, we recorded professional fees of $98,250 and $110,036, respectively, a decrease of 10.7%. During the third quarter of 2020, our legal fees were lower due to fewer litigation issues.

We incurred general and administrative expenses of $53,340 during the three months ended September 30, 2020, compared to $83,866 for the same three-month period for 2019, a decrease of 36.4%. Because of the Covid-19 pandemic, we had less travel and related expenses, and management made a concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $337,771 for the three months ended September 30, 2020, compared to $323,717 for the same period of the previous year, an increase of 4.3%. This change was due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $56,271 for the three months ended September 30, 2020, compared to $596 for the same period of the previous year. There was a significant increase due to debt discount recorded on additional loans that were obtained during the fourth quarter of 2019 and the first three quarters of 2020. There was an increase in the fair value of the derivative liability of $839,952 during the three months ended September 30, 2020, compared to a $156,031 decrease in the fair value of derivative liability for the same period in 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

We had no revenue in the nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, we had salaries and wages of $632,405, compared to salaries and wages of $647,635 during the same nine-month period for 2019, a decrease of 2.4%, which is partially attributed to management’s efforts to reduce expenses due to lack of cash flow.

During the nine months ended September 30, 2020 and 2019, we recorded professional fees of $420,450 and $411,607, respectively, a small increase of 2.1%. Our legal fees for the nine-month periods were higher due to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $181,136 during the nine months ended September 30, 2020, compared to $214,031 for the same nine-month period for 2019, a 15.4% decrease. Management made a concerted effort to reduce general and administrative expenses due to lack of cash flow.

Our interest expense was $984,631 for the nine months ended September 30, 2020, compared to $766,815 for the same period of the previous year, an increase of 28.4% due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $153,535 for the nine months ended September 30, 2020, compared to $24,435 for the same period of the previous year. The increase of 529.3% is due to the fact that debt discount was fully amortized in the previous year. This was due to the increase in the amount of convertible loans in the fourth quarter of 2019 and the first three quarters of 2020. There was an increase in the fair value of the derivative liability of $2,571,995 during the nine months ended September 30, 2020, compared to a $608,040 decrease in the fair value of the derivative liability for the same period in 2019.

Liquidity and Capital Resources

At September 30, 2020, our principal source of liquidity consisted of $8,500 of cash, as compared to $23,243 of cash at December 31, 2019. In addition, our stockholders’ deficiency was $27,010,809 at September 30, 2020, compared to stockholders’ deficiency of $22,066,657 at December 31, 2019, an increase in the deficiency of $4,944,152, which is attributable to the net loss during the period.

Our operations used net cash of $549,337 during the nine months ended September 30, 2020, as compared to using net cash of $500,784 during the nine months ended September 30, 2019, an increase of 9.7%. The increase in net cash used in operations is due to the overall increase in net loss of approximately $3.3 million in the nine months of 2020, which was offset by the change in the derivative liability of $3.2 million during the same period 2019.

Financing activities provided cash of $534,594 for our operations during the nine months ended September 30, 2020, as compared to $508,620 for the first nine months in 2019, an increase of 5.1%. In the first nine months of 2020, we received $567,085 from notes payable from unrelated and related parties and PPP loan. as compared to $336,000 in the same period of 2019. This was offset by the proceeds received from the sale of preferred stock of $207,500 in 2019 compared to none in 2020.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2020, we had negative working capital (current assets minus current liabilities) of $26,668,455. We are now focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on the success of management’s plans, which include the raising of capital through debt and/or equity markets until such time that revenue provided by operations is sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. In recent months, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. The members of our executive team and contract outside accountant live in different cities in Pennsylvania. On March 23, 2020, the Governor of Pennsylvania issued statewide stay-at-home orders to mitigate the spread of COVID-19. Non-life-sustaining physical businesses, like our company, were closed. Individuals were permitted to leave their residences only for tasks essential to maintaining health and safety. On June 26, 2020, Lancaster County, where we are located, finally moved into the least restrictive phase for reopening our business; however, we must still follow specific guidelines established by the Governor. These include continuing to telework as much as possible, updating our buildings to meet business and safety requirements, decreasing our office usage to 75% occupancy, and following CDC and Pennsylvania Department of Health guidelines for social distancing and cleaning. The pandemic continues to have a negative impact on our ability to access the capital markets for additional working capital. We cannot assure that we will not experience further adverse impacts on our ability to raise capital through debt and/or equity markets to fund working capital requirements or our ability to continue as a going concern as a result the COVID-19.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2020, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In our ongoing efforts to collect the $25,500,000 judgment obtained in settlement of our claims in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. The claims of that third party have not yet been addressed by the court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending September 30, 2020, we issued a series of promissory notes to accredited investors, which totaled $150,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from possible Phase Two Litigation arising from the Phase One Litigation. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date.

The securities represented by each of the transactions described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Each investor confirmed that it was an accredited investor and acknowledged that the securities must be acquired and held for investment. All certificates evidencing the shares of common stock issuable upon conversion of the notes will bear a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 12, 2006, we borrowed funds from SICOG (EDA-#180 loan). The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal is $1,063 and the accrued interest is $0 as of September 30, 2020. This note is in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $50,078 as of September 30, 2020. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $25,178 as of September 30, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,480 and the accrued interest is $21,961 as of September 30, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $4,068 as of September 30, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,619 and the accrued interest is $5,546 as of September 30, 2020. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2020, the outstanding note balance was $1,000,000, plus accrued interest of $814,448. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2020, the note balance outstanding was $130,000, and the accrued interest as of that date was $69,317. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of September 30, 2020, the note balance was $1,102,500 and the accrued interest was $712,959. This note is in default.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $364,195 as of September 30, 2020. As of September 30, 2020, the notes are in default. Due to the delay in opening of the Baha Mar Resort, our Baha Mar SWAC project’s financial closing was delayed causing us to default on the notes. We intend to repay the notes and accrued interest upon the project’s financial closing.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $27,792 as of September 30, 2020. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of September 30, 2020, the outstanding balance of these notes was $65,000, plus accrued interest of $12,527. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the first nine months of 2020, we repaid $29,000. As of September 30, 2020, the outstanding note balance was $549,093 and the accrued interest was $184,791. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of September 30, 2020, the balance of the notes outstanding was $979,156 and the accrued interest was $234,395. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are nine months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $450,936 as of September 30, 2020. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2019, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2020, the outstanding note balance was $987,986, which includes a default penalty, and the accrued interest was $417,619. This note is in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 5, 2020	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)