Form 10-K
period 2020-12-31
Ocean Thermal Energy Corp
filed 2021-03-30
CIK 827099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $5,571,672.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 26, 2021, there were 145,176,592 shares of the registrant’s common stock outstanding, par value $0.001.

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

Our Business

We develop projects for renewable power generation, desalinated water production, and air conditioning using proprietary intellectual property designed and developed by our own experienced oceanographers, engineers, and marine scientists. Plants using our technologies are designed to extract energy from the temperature difference between warm surface ocean water and cold deep seawater at a depth of approximately 3,000 feet. We believe these technologies provide practical solutions to the fundamental human needs for sustainable, affordable energy; desalinated water for domestic, agricultural, and aquaculture uses; and cooling, all without the use of fossil fuels.

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

Global acceptance of human influence on climate change may also contribute to a shift in the demand for OTEC. As evidenced by the Paris Agreement reached in December 2015 to combat climate change, 195 nations expressly recognized that conventional fossil-fuel powered energy technologies affect global climate change and the need to embrace a sustainable future in energy and water. Low-lying coastal countries (sometimes referred to as small island developing states) that tend to share similar sustainable development challenges, including small but growing populations, limited resources, remoteness, susceptibility to natural disasters, vulnerability to external shocks, excessive dependence on international trade, and fragile environments, have embraced this recognition and are keenly aware that they are on the frontline of early impact of sea level rise and are aggressively trying to embrace sustainable-energy alternatives. This is a major driving force for OTEC in primary early markets.

In February 2021, the United States officially rejoined the Paris Climate Accord, standing with the world to help fight the ‘existential crisis’ of global warming. Even during the years the United States had withdrawn from the Paris Climate Accord, a coalition of 14 U.S. states, including California and New York, said they were on track to meet the U.S. target of a 26-28% reduction in greenhouse gas emissions by 2025, compared to 2005 level.

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

Employees

We currently have five employees, consisting of one officer, one engineer, two finance/accounting, one general and administrative, and two consultants. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes. We believe our relationship with employees is good, and we provide health and life insurance for all employees.

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

Risks Related to Our Financial Condition

The auditors’ report for the years ended December 31, 2020 and 2019, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2020 and 2019, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $6,450,457 and $4,880,191, respectively; used cash in operations of $827,111 and $616,780, respectively; had a working capital deficiency of $28,027,820 and $21,882,907, respectively; and had an accumulated deficit of $86,913,879 and $80,463,422, respectively, at December 31, 2020 and 2019. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2020, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

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

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in international relations and the current COVID-19 pandemic; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for our development of our projects. It now appears that emerging markets and developing countries may be slower in vaccinating their populations against the coronavirus, which may make it more difficult for us to operate in our target markets. The possibility that principal energy prices will continue at current or even lower levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. The decline in crude oil prices from over $100 per barrel several years ago to approximately one quarter of that today has adversely affected alternative energy development. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may continue to decline.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M Regal and his company, Trade Base Sales, Inc., for $17,500,000. The combined judgment and settlement amounts owed to us total $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property, including, but not limited to, certain gemstone and mineral specimens, known as the “Ophir Collection,” owned by judgment debtors Brett M. Regal and Trade Base Sales, Inc. (“Regal Debtors”) and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he has taken custody, possession, and control of the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver has the authority to assign, sell, and transfer the debtors’ property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. The claims of that third party have not yet been addressed by the court.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by December 31, 2020. We have recorded the amount of accrued legal settlement as of December 31, 2020. We have paid $70,000 through the end of the year; however, we were unable to pay the remaining $305,000 by December 31, 2020, and therefore, entered into an amendment to the settlement agreement on December 29, 2020, extending the deadline for full payment, with 18% interest per annum, until March 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” The following table sets forth the range of high and low closing prices of our common stock per quarter as reported by the OTCQB for the past two fiscal years ended December 31, 2020 and 2019, respectively, and subsequent fiscal quarter ending March 31, 2021 (through March 26, 2021). All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ending December 31, 2020

First Quarter (through March 26, 2021)	$0.023	$0.063

Year Ending December 31, 2020
Fourth Quarter	$0.023	$0.036
Third Quarter	$0.026	$0.041
Second Quarter	$0.035	$0.070
First Quarter	$0.026	$0.099

Year Ending December 31, 2019
Fourth Quarter	$0.025	$0.049
Third Quarter	$0.035	$0.050
Second Quarter	$0.038	$0.055
First Quarter	$0.038	$0.065

On March 26, 2021, the closing price per share of our common stock as quoted on the OTCQB was $0.031685. As of March 26, 2021, there were approximately 1,488 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued 3,071,869 shares of common stock to Oasis Capital, LLC, valued at $103,945, for the conversion of a portion of our notes payable to them in the amount of $50,000.

Subsequent to December 31, 2020, we issued 7,329,507 shares of common stock to Oasis Capital, LLC for the conversion of a portion of our notes payable to them in the amount of $115,000.

These securities were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Oasis Capital LLC is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, and confirmed the foregoing and acknowledged, in writing, that the securities were acquired and will be held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2020.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

We had no revenue in the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, we had salaries and wages of $856,331, compared to salaries and wages of $861,443 during the same period for 2019, a decrease of 0.6%, which is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

During the years ended December 31, 2020 and 2019, we recorded professional fees of $1,672,119 and $505,636, respectively, an increase of 230.7% year over year, which is attributable to an increase in legal expenses related to the Memphis litigation in 2020.

General and administrative expenses were $255,500 during the year ended December 31, 2020, compared to $271,621 for the same period in 2019, a decrease of 5.9%. This decrease is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

For the year ended December 31, 2019, we issued Preferred Stock - Series C and incurred compensation expense of $159,337. We did not issue any stock for compensation during the year ended December 31, 2020.

Our interest expense was $1,428,710 for the year ended December 31, 2020, compared to $2,348,923 for the same period of the previous year, a decrease of 39.2%. In addition to interest on our notes payable of $1,323,791 for the year ended December 31, 2020, we also incurred default penalties of $104,919 on two of our notes during the year ended December 31, 2020.

 In addition to interest on our notes payable of $1,263,598 for the year ended December 31, 2019, we also incurred default penalties of $1,089,643 on two of our notes during the year ended December 31, 2019. Our loan default penalties in 2020 were $984,724 less than in 2019.

Our amortization of debt discount and loan fee expenses was $212,087 for the year ended December 31, 2020, compared to $39,851 for the same period of the previous year. The increase reflects the fair value of embedded conversion options related with convertible notes payable and recorded as discount, which we amortized over the life of the convertible note payable. In addition, there was a change in the fair value of the derivative liability of $2,057,177 during the year ended December 31, 2020, and $693,380 for the same period in 2019. Also, we recorded the gain on conversion of convertible notes of $14,382 and a Paycheck Protection Program loan of $17,085 were recognized as gain on the forgiveness of debt upon forgiveness.

Our operations used net cash of $827,111 in 2020, as compared to $616,780 in the prior year. The increase was primarily due to the $2,057,177 of change in the derivative liability in 2020 when compared to $693,580 in 2019. Also in 2020, we had a default penalty of $104,919 on one loan, and in 2019, we had default penalties of $1,089,643 on two loans that impacted our cash flows from operations.

Investing activities for the years ended December 31, 2020 and 2019, used cash of $0 and $0, respectively.

Financing activities provided cash of $811,310 for our operations during the year ended December 31, 2020, as compared to providing cash of $631,625 in the prior year, an increase of 28.9%. Proceeds from new notes payable were $830,000 in 2020, as compared to $477,950 in the prior year. We did not sell any preferred stock in 2020, as compared to our selling $207,500 of preferred stock in 2019.

Liquidity and Capital Resources

At December 31, 2020, our principal source of liquidity consisted of $7,442 of cash, as compared to $23,243 of cash at December 31, 2019. At December 31, 2020, we had negative working capital (current assets minus current liabilities) of $28,027,820. In addition, our stockholders’ deficiency was $28,413,169 at December 31, 2020, compared to stockholders’ deficiency of $22,066,657 at December 31, 2019, an increase in the deficiency of $6,346,512. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2020. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Fair Value of Derivative LIability

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using the Black-Scholes option valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liablity.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations (see Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2020).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2020, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

As of December 31, 2020, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2020:

Name	Age	Position
Jeremy P. Feakins	67	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	56	Director
Antoinette K. Hempstead	56	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2020 and 2019, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

						Non-Equity	Non-Qualified
						Incentive	Deferred	All
	Year			Stock	Option	Plan	Compensation	Other
	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	31-Dec	$	$	$	$	$	$	$	$
Jeremy P. Feakins	2020	388,220(1)	-	-	-	-	-	-	388,320
Principal Executive Officer
Principal Financial Oficer	2019	388,220(2)	-	69,277(3)	-	-	-	-	457,597

(1). For the fiscial year ended December 31, 2020, $273,144 of Mr. Feakins' was accrued, but unpaid.
(2). For the fiscial year ended December 31, 2019, $388,320 of Mr. Feakins' was accrued, but unpaid.
(3). For the fiscial year ended December 31, 2019, Mr. Feakins' was awarded 1,000,000 shares of Series C Preferred stock valued at $69,277.

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

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2020, for any executive officer.

Director Compensation

For the year ended December 31, 2020, no compensation was awarded to, earned by, or paid to our nonemployee directors. Mr. Feakins, who is our chief executive officer, did not receive compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in the above summary compensation table.

For the year ended December 31, 2019, our two independent directors each received 200,000 shares of Series C Preferred Stock valued at $13,855.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock and Series C Preferred Stock (which is convertible into our common stock at one share of preferred stock to five shares of common stock), as of March 26, 2021, by: (i) each of our directors; (ii) each of our named executive officers (as defined by Item 402(a)(3) of Regulation S-K promulgated under the Exchange Act); (iii) all of our directors and named executive officers as a group; and (iv) each person known to us to beneficially own more than 5% of our outstanding common stock:

			Beneficial Common Stock Ownership
Name and Address (1)	Nature of Ownership	Number	Shares of Common Stock	Percentage of Common Stock

Principal Stockholders
Jeremy P. Feakins	Common stock (2)	8,641,644	8,641,644	5.95%
	Preferred stock (3)	1,000,000	5,000,000	3.33%
	Conversion shares (3)	6,169,075	6,169,075	4.08%
			19,810,719	12.67%
Directors and Executive Officers
Jeremy P. Feakins	Common stock (2)	8,751,136	8,751,136	6.03%
	Preferred stock (3)	1,000,000	5,000,000	3.33%
	Conversion shares (3)	6,169,075	6,169,075	4.08%
			19,920,211	12.74%

Antoinette Hempstead	Common stock (4)	115,151	115,151	*
	Preferred stock (4)	200,000	1,000,000	*
			1,115,151	*

Peter H. Wolfson	Common stock (5)	1,448,668	1,448,668	1.00%
	Preferred stock (5)	200,000	1,000,000	0.68%
	Conversion shares (5)	1,653,179	1,653,179	1.13%
			4,101,847	2.77%

Executive Officers and Directors as a Group (3 persons)	Common stock	10,314,955	10,314,955	7.11%
	Preferred stock	1,400,000	7,000,000	4.60%
	Conversion shares	7,822,254	7,822,254	5.11%
			25,137,209	15.71%
 _______________
* Less than 1%
(1)
800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table. Applicable percentages are based on 145,176,592 shares of our common stock outstanding on March 26, 2021, and are calculated as required by rules promulgated by the SEC.
(2)
Consists of 8,288,051 shares of common stock owned of record by Jeremy P. Feakins and 353,593 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

For the years ended December 31, 2020 and 2019, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2020, the outstanding balance was $12,500, plus accrued interest of $3,277.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $68,791 as of December 31, 2020.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. As of December 31, 2020, the outstanding balance was $543,093 and the accrued interest was $199,298. For the years ended December 31, 2020 and 2019, we repaid $35,000 and $34,000 respectively. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2020, or when we are otherwise able to pay. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of December 31, 2020, the note balance was $1,102,500 and the accrued interest was $741,134. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger. As of December 31, 2020, the outstanding balance of these loans was $581,880 and the accrued interest was $196,468. All of these notes are in default.

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

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2020, the outstanding balance of his loan was $5,000 and the accrued interest was $489. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2020, the outstanding balance of his loan was $5,000 and the accrued interest was $479

In the fourth quarter of 2019 and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed $5,000 from Jermy P. Feakins, our chief executive office. As of December 31, 2020, the outstanding balance of his loan was $10,000 and the accrued interest was $425. On December 7, 2019, we borrowed $5,000 from independent director. On January 21, 2020, we borrowed an additional $5,000 from an independant director. As of December 31, 2020, the outstanding balance of his loan was $10,000 and the accrued interest was $425.

Director Independence

Peter Wolfson and Antoinette Hempstead are considered to be independent directors under Nasdaq Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Liggett & Webb, P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$31,938	$36,922
Tax fees	-	-
Total Fees	$31,938	$36,922
_______________
(1)
Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019; (ii) review of our interim period financial statements for fiscal year 2020; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            The following financial statements are filed as part of this report:

Page

Audited Consolidated Financial Statements for the Years
Ended December 31, 2020 and 2019:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2020 and 2019	F-4
Consolidated Statements of Changes in Stockholders’ Deficiency
Years Ended December 31, 2020 and 2019	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2020 and 2019	F-6
Notes to the Consolidated Financial Statements	F-7

(b)            The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc., dated May 15, 2006	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.02	Bylaws	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
3.04	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 6, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.05	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.06	Certificate of Amendment to Articles of Incorporation dated May 8, 2018	Incorporated by reference from the Current Report on Form 8-K filed May 12, 2018
3.07	Certificate of Designation filed with the Nevada Secretary of State on June 6, 2019	Incorporated by reference from the Quarterly Report for the quarter ended June 30, 2019, filed August 13, 2019
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Stock Certificate	Incorporated by reference from the Registration Statement on Form S-8 filed August 25, 2018
Item 10	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the Current Report on Form 8-K filed June 8, 2015
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed March 1, 2016
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016
10.28	Asset Purchase Agreement between TetriDyn Solutions, Inc. and JPF Venture Group, Inc. dated December 8, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 24, 2016

10.31	Amendment to Convertible Promissory Notes dated February 24, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 2, 2018
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 1, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 10, 2018
10.33	Equity Purchase Agreement with L2 Capital, LLC dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018
10.34	Registration Rights Agreement with L2 Capital, LLC dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018
10.35	Common Stock Purchase Warrant (L2 Capital, LLC) dated December 18, 2018	Incorporated by reference from the Current Report on Form 8-K filed December 21, 2018
10.36	Note and Warrant Purchase Agreement dated December 28, 2018	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.37	Form of Unsecured Promissory Note	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.38	Form of Unsecured Common Stock Purchase Warrant	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.39	Securities Purchase Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.40	Convertible Note dated May 22, 2018, issued to Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.41	Security Agreement dated May 22, 2018, between Ocean Thermal Energy Corporation and Collier Investments, LLC	Incorporated by reference from the Current Report on Form 8-K filed June 1, 2018
10.42	Securities Purchase Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.43	Senior Secured Promissory Note dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.44	Security Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.45	Common Stock Purchase Warrant dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.46	Common Stock Purchase Warrant dated February 16, 2018, issued to Craft Capital Management, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.47	Lease Agreement between Ocean Thermal Energy Corporation and Queen Street Development Partners 1, LP, as amended	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.48	Employment Agreement with Jeremy P. Feakins dated January 1, 2011**	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
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

OCEAN THERMAL ENERGY CORPORATION
Dated: March 30, 2021	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 30, 2021
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and
Principal Financial Officer)

/s/ Peter Wolfson	Director	March 30, 2021
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 30, 2021
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

DECEMBER 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss, a working capital deficiency, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contingencies

As described in Note 8 to the consolidated financial statements, the Company is involved in a number of legal proceedings and has made accruals with respect to certain of these matters. For other matters, a liability is not probable, or the amount cannot be reasonably estimated and therefore an accrual has not been made. Where a liability is reasonably possible and may be material, such matters have been disclosed. Management assessed the probability of occurrence and the estimation of any potential loss based on the ability to predict the number of claims that may be filed or whether any loss or range of loss can be reasonably estimated. In assessing the probability of occurrence in a particular legal proceeding, management exercises judgment to determine if it can predict the number of claims that may be filed and whether it can reasonably estimate any loss or range of loss that may arise from that proceeding.

Auditing management’s accounting for, and disclosure of, loss or gain contingencies was highly judgmental as it involved our assessment of the significant judgments made by management when assessing the probability of occurrence or when determining whether an estimate of the loss or range of loss could be made.

To test the Company’s assessment of the probability of occurrence or determination of an estimate of loss, or range of loss, among other procedures, we read the legal documentations, reviewed opinions provided to the Company by certain outside legal counsel, read letters received directly by us from internal and external counsel, and evaluated the current status of contingencies based on discussions with internal legal counsel. We also evaluated the appropriateness of the related disclosures.

Valuation of Derivative Liabilities

As described in Note 5 to the consolidated financial statements, the Company measures fair value of derivative liabilities at fair value using level three inputs. To determine fair value of derivative liabilities, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The derivative liabilities are measured at fair value using a Black-Scholes option valuation model that uses significant assumptions, including the Company's stock price, historical volatility of the Company's shares, risk-free interest rate and probability of conversion occurrence through maturity.

Auditing management's estimate for the fair value of derivative liabilities was complex and highly judgmental as it involved our assessment of the significant assumptions used by management because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the historical volatility and probability of conversion.

To test the fair value of the derivative liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2008

Boynton Beach, Florida
March 30, 2021

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2020

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$7,442	$23,243
Prepaid expenses	10,000	20,000
Total Current Assets	17,442	43,243

Total Assets	$17,442	$43,243

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$14,457,379	$11,176,751
Notes payable - related party	2,329,473	2,364,473
Convertible notes payable - related party	87,500	87,500
Notes payable	3,530,475	3,001,250
Convertible note payable	2,319,040	2,264,120
Derivative liability	5,321,395	3,032,056
Total Current Liabilities	28,045,262	21,926,150

Long-term Liabilities
Convertible note payable, net	211,110	14,124
Convertible notes payable - related party, net	15,905	1,292
Notes payable	158,334	168,334
Total Liabilities	28,430,611	22,109,900

Commitments and contingencies (See Note 8)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Common stock, $0.001 par value; 200,000,000 shares authorized,
137,847,005 and 134,775,136 shares issued and outstanding, respectively	137,847	134,775
Additional paid-in capital	58,360,044	58,259,171
Accumulated deficit	(86,913,879)	(80,463,422)
Total Stockholders' Deficiency	(28,413,169)	(22,066,657)

Total Liabilities and Stockholders' Deficiency	$17,442	$43,243

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	2020	2019
Operating Expenses
Salaries and wages	$856,331	$861,443
Professional fees	1,672,119	505,636
General and administrative	255,500	271,621
Stock-based compensation	-	159,337
Total Operating Expenses	2,783,950	1,798,037

Loss from Operations	(2,783,950)	(1,798,037)

Other (Expenses) Income
Interest expense, net and loan default penalty	(1,428,710)	(2,348,923)
Amortization of debt discount	(212,087)	(39,851)
Change in fair value of derivative liability and gain on conversion of debt	(2,042,795)	(693,380)
Gain on Forgiveness of debt	17,085	-
Total Other Expense	(3,666,507)	(3,082,154)

Loss Before Income Taxes	(6,450,457)	(4,880,191)

Provision for Income Taxes	-	-

Net Loss	$(6,450,457)	$(4,880,191)

Net Loss per Common Share Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Number of Common Shares Outstanding	136,330,320	133,582,149

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred
	Number of		Number of		Number of		Additional	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in capital	Deficit	Deficiency
Balance December 31, 2018	-	$-	-	$-	131,038,944	$131,039	$57,683,015	$(75,583,231)	$(17,769,177)
Common Stock issued for conversions of notes payable	-	-	-	-	3,736,192	3,736	212,138	-	215,874
Preferred stock issued for cash	518,750	519	-	-	-	-	206,981	-	207,500
Preferred stock issued for services	-	-	2,300,000	2,300	-	-	157,037	-	159,337
Net Loss	-	-	-	-	-	-	-	(4,880,191)	(4,880,191)
Balance December 31, 2019	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(80,463,422)	$(22,066,657)
Common stock issued for conversions of notes payable	-	-	-	$-	3,071,869	$3,072	$100,873	$-	$103,945
Net Loss	-	-	-	-	-	-	-	(6,450,457)	(6,450,457)
Balance December 31, 2020	518,750	$519	2,300,000	$2,300	137,847,005	$137,847	$58,360,044	$(86,913,879)	$(28,413,169)

  The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(6,450,457)	$(4,880,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	672
Change in derivative liability	2,057,177	693,380
Amortization of debt discount	212,087	39,851
Gain on conversion of debt	(14,382)	-
Gain on forgiveness of debt	(17,085)	-
Preferred stock issued for services	-	159,337
Penalties upon default	104,919	1,089,643
Changes in assets and liabilities
Prepaid expense	10,000	(20,000)
Accounts payable and accrued expenses	3,270,630	2,300,528
Net Cash Used In Operating Activities	(827,111)	(616,780)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(35,000)	(34,000)
Repayment of notes payable	(775)	(4,825)
Repayment of convertible notes payable	-	(15,000)
Advance from related party	-	32,000
Repayment of advance from related party	-	(32,000)
Proceeds from notes payable	520,000	310,000
Proceeds from convertible notes payable	300,000	147,950
Proceeds from convertible notes payable - related party	10,000	20,000
Proceeds from PPP loan	17,085	-
Proceeds from the sale of preferred stock	-	207,500
Net Cash Provided by Financing Activities	811,310	631,625

Net (decrease)/increase in cash and cash equivalents	(15,801)	14,845
Cash and cash equivalents at beginning of year	23,243	8,398
Cash and Cash Equivalents at End of Year	$7,442	$23,243

Supplemental disclosure of cash flow information
Cash paid for interest expense	$13,222	$23,333
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note payable and accrued interest converted into common stock	$50,000	$94,347
Debt discount on notes payable	$310,000	$167,950
Common stock issued for conversion of notes payable	$103,945	$215,874
Derivative liability extinguished upon conversion of note payable	$68,327	$121,527

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

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

Note 2: Summary of Significant Accounting Policies

Principal Subsidiary Undertakings

Our consolidated financial statements for the years ended December 31, 2020 and 2019, include the following subsidiaries:

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and 2019, we had no cash equivalents.

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

Business Segments

We operate in one segment and, therefore, segment information is not presented.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at December 31, 2020, and December 31, 2019, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under level 3 at December 31, 2020 and 2019 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2020, and 2019, $0 and $0, respectively, were deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 125,073 and 350,073 shares issuable upon the exercise of warrants for the years ended December 31, 2020 and 2019, respectively, and 179,823,249 and 140,502,788 shares issuable upon the conversion of convertible notes for the years ended December 31, 2020 and 2019, respectively, that were not included in the computation of dilutive loss per share because their inclusion is antidilutive.

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

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $6,450,457 and used $827,111 of cash in operating activities for the year ended December 31, 2020. We had a working capital deficiency of $28,027,820 and a stockholders’ deficiency of $28,413,169 as of December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. The loan principal was $3,779 with accrued interest of $0 as of December 31, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,480 with accrued interest of $29,318 as of December 31, 2020. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The combined loan principal was $47,239 with accrued interest of $13,234 as of December 31, 2020. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $51,613 as of December 31, 2020. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $25,817 as of December 31, 2020. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2020, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $143,254 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of December 31, 2020, the outstanding balance of these notes was $75,000, plus accrued interest of $21,311.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of each note are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of December 31, 2020, the outstanding balance of these notes was $112,500, plus accrued interest of $31,903.

On October 20, 2016, we borrowed $12,500 from our independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of December 31, 2020, the outstanding note balance was $12,500, plus accrued interest of $3,277.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of December 31, 2020, the outstanding note balance was $1,000,000, plus accrued interest of $840,004. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of December 31, 2020, the loan balances were $158,334 and the accrued interest was $117,098.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of December 31, 2020, the balance outstanding was $130,000, and the accrued interest as of that date was $71,975. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of December 31, 2020, the note balance was $1,102,500 and the accrued interest was $741,134. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $381,062 as of December 31, 2020. These notes are in default.

The due date of April 7, 2017, on a $50,000 promissory note with an unaffiliated investor, was extended to April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $29,070 as of December 31, 2020. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of December 31, 2020, the balance outstanding was $177,000, plus accrued interest of $68,792.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. As of December 31, 2020, the outstanding balance for the remaining three notes was $65,000, plus accrued interest of $13,510. These notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the year ended December 31, 2020, we repaid $35,000. As of December 31, 2020, the outstanding note balance was $543,093 and the accrued interest was $199,298. This note is in default.

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

●
$40,000 note with a warrant to purchase 10,000 shares

●
$50,000 note with a warrant to purchase 14,000 shares

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of December 31, 2020, the balance of the outstanding loans was $979,156 and the accrued interest was $257,815. During 2019, 98,000 warrants were transferred from a warrant holder to JPF Venture Group Inc. These warrants were issued in exchange for shares issued by JPF Venture Group to the warrant holders. The warrant terms remain the same. As of December 31, 2020, we have outstanding warrants to purchase 223,000 shares of common stock. These notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000, a prorated original issuance discount of $55,555, and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement. These warrants have a fair value of $2,668 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we had fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. During the year ended December 31, 2019, we issued 1,936,192 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $44,733. As of December 31, 2020, we have outstanding warrants to purchase 56,073 shares of common stock. As of December 31, 2020, the outstanding balance of the original loan was $323,412, plus a default penalty and fees of $837,724, for a total of $1,161,136, and accrued interest was $555,085. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of December 31, 2020, we have outstanding warrants to purchase 2,000 shares of common stock. As of December 31, 2020, the balance outstanding was $10,000 and the accrued interest was $1,390.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. On August 1, 2019, Oasis Capital LLC purchased our note payable from L2 Capital LLC. The terms and conditions of the original note remain in place. During the year ended December 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. During the year ended December 31, 2020, we issued 3,071,869 shares of common stock to Oasis Capital, LLC, with a fair value of $103,945, for the conversion of a portion of our notes payable in the amount of $50,000. We recorded a gain on conversion of $14,382. As of December 31, 2020, the outstanding note balance was $1,042,905, which includes a default penalty and fees of $770,469, and the accrued interest was $415,906. This note is in default.

On January 2, 2019, we issued a series of promissory notes totaling $310,000 to accredited investors. Proceeds from these notes were used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of December 31, 2020, the outstanding balance of these loans is $310,000 and the accrued interest was $104,361.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of December 31, 2020, we have recorded a debt discount of $26,200 for the fair value of derivative liability and amortized $16,355 of the debt discount. As of December 31, 2020, the balance outstanding was $16,355, net of debt discount of $9,845, and the accrued interest was $3,423.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of December 31, 2020, we have recorded a debt discount of $105,000 for the fair value of derivative liability and amortized $61,639 the debt discount. As of December 31, 2020, the total outstanding balances of all these loans are $55,723, net of debt discount of $39,277 to unrelated parties, and $5,916 net of debt discount of $4,084, to related parties. The accrued interest was $9,915 as of December 31, 2020.

In the fourth quarter of 2019 and the fiscal year 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As of December 31, 2020, we have recorded a debt discount of $306,750 for the fair value of derivative liability and amortized $144,127 of the debt discount. As of December 31, 2020, the total outstanding value of these loans was $134,138, net of debt discount of $152,612, to unrelated parties and $9,989, net of debt discount of $10,011, to related parties. As of December 31, 2020, the accrued interest was $22,356.

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of December 31, 2020, we have recorded debt discount of $15,000 for the fair value of derivative liability and amortized $3,991 of debt discount. As of December 31, 2020, the total outstanding value of these loans was $3,991, net of debt discount of $11,009. The accrued interest was $602 as of December 31, 2020,

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. AS of December 31, 2020, we have recorded a debt discount of $15,000 for the fair value of derivative liability and amortized $903 of debt discount. As of December 31, 2020, the total outstanding value of these loans was $903, net of debt discount of $14,097. The accrued interest was $118 as of December 31, 2020

During the year ended December 31, 2020, we issued a series of promissory notes to accredited investors, which totaled $520,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and, for each additional of $20,000 (prorated), an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from possible future litigation based on fraud in the inducement claims (such future litigation hereinafter referred to as the “Phase Two Litigation”) arising from the current litigation before the United States District Court for the Western District of Tennessee and Central District of California, Ocean Thermal Energy Corp. v. Robert Coe, et al. (Case No. 2:17-cv-02343SHL-cgc and Case No. 2:19-cv-05299-VAP-JPR, respectively) (this current litigation hereinafter is referred to as the “Phase One Litigation”). Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date. The outstanding balance of these notes as of December 31, 2020, was $520,000 and the accrued interest was $19,507.

On April 28, 2020, we received the proceeds from an unsecured $17,085 loan (the “PPP Loan”) through LinkBank under the Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, we will use proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 28, 2022 (the “Maturity Date”) and has a 1% interest rate. Commencing on October 28, 2020, and continuing on the same day of each following month, we must pay principal and interest payments until the Maturity Date, at which time the remaining principal and accrued interest is due in full; however, the monthly payment will not be calculated until such time as the application for forgiveness has been processed and the remaining loan amount can be determined. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a nonrecourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the lender during the eight-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. We received notice of our PPP loan and interest payments forgiveness from the Small Business Administration as of November 10, 2020. The outstanding loan balance as of December 31, 2020, was $0 and the accrued interest was $0. The forgiveness of this loan is recorded as gain on forgiveness of debt.

The following convertible note and notes payable were outstanding at December 31, 2020:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2020	Discount at December 31, 2020	Carrying Amount at December 31, 2020	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	3,779	-	3,779	-	-	3,779	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00% *	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00% *	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	1,042,905	-	1,042,905	-	-	1,042,905	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/21	8.00%	No	26,200	26,200	9,845	16,355	-	-	-	16,355
(5)	10/31/21	8.00%	No	105,000	105,000	43,361	61,639	-	5,916	-	55,723
(6)	(6)	8.00%	No	336,750	336,750	187,729	149,021	-	9,989	-	139,032
(7)	(7)	10.00%	No	520,000	520,000	-	520,000	-	-	520,000	-
				$ 9,381,768	$ 8,892,773	$ 240,935	$ 8,651,838	$ 2,416,973	$ 15,905	$ 5,849,516	$ 369,444

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
(6). Notes were issued between 12/9/19 and 2/17/20. The notes bear an interest rate of 8% and $306,750 mature 1/2/22; $15,000 mature on 5/12/22; and $15,000 mature on 9/1/22..
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
up to that date.
* Default interest rate.

The following convertible notes and notes payable were outstanding at December 31, 2019:

								Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	Principal at December 31, 2019	Discount at December 31, 2019	Carrying Amount at December 31, 2019	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	4,555	-	4,555	-	-	4,555	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00% *	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00% *	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156		979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	578,093	-	578,093	578,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-		10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	987,986	-	987,986	-	-	987,986	-
01/02/19	(4)	17.00%	No	310,000	310,000		310,000	-	-	310,000	-
08/14/19	10/31/21	8.00%	No	26,200	26,200	21,211	4,989	-	-	-	4,989
(5)	10/31/21	8.00%	No	105,000	105,000	95,559	9,441	-	1,000	-	8,441
(6)	01/02/22	8.00%	No	36,750	36,750	35,764	986	-	292	-	694
				$ 8,561,768	$ 8,053,630	$ 152,534	$ 7,901,096	$ 2,451,973	$ 1,292	$ 5,265,373	$ 182,458

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
* Default interest rate

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum principal payments of convertible notes and notes payable at December 31, 2020:

2021	$8,397,689
2022	336,750
2023 and thereafter	158,334
Total	$8,892,773

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

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using the Black-Scholes option valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liablity.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair value at December 31, 2020	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability	$5,321,395	$-	$-	$5,321,395

Derivative Liability
Derivative liability as of December 31, 2019	$3,032,056
Addition to derivative instruments	300,489
Reclassification upon conversion	(68,327)
Loss on change in fair value of derivative liability	2,057,177
Derivative liability as of December 31, 2020	$5,321,395

Change in
Fair Value of
Derivative Liability*
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	659,885
Gains/(losses) from the change in fair value of derivative liability	1,397,292
Change in fair value of derivative liability at the end of the period	$2,057,177

* Gains (losses) related to the revaluation of Level 3 financial liabilities is included in “Change in fair value of derivative liabilities” in the accompanying consolidated statement of operations.

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Measurement and
Remeasurement Date**
Expected dividends	0%
Expected volatility	109.5% to 342.1%
Risk free interest rate	0.09% to 0.17%
Expected term (in years)	.025 to 2.81

** The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the year ended December 31, 2020, we issued 3,071,869 shares of common stock to Oasis Capital LLC, with a fair value of $103,945, for the conversion of a portion of our notes payable in the amount of $50,000. During the year ended December 31, 2019, we issued 3,736,192 shares of common stock to Oasis Capital, LLC with a fair value of $215,874 for the conversion of a portion of our notes payable in the amount of $94,347.

Preferred Stock

On June 3, 2019, our board of directors approved the following issuances of Preferred Stock:

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2020, 518,750 shares of Series B Preferred Stock have been issued for $207,500 in cash.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2020, 2,300,000 shares of Series C Preferred Stock have been issued for services with a fair value of $159,337. The shares were issued as follows: 1,000,000 shares to our chief executive officer, 400,000 shares to our two independent directors, and 900,000 shares to employees and consultants.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the year ended December 31, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2018	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2019	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	(225,000)	-
Balance at December 31, 2020	125,073	$0.18
Exercisable at December 31, 2020	125,073	$0.18

During the year ended December 31, 2020, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.0268 per share on December 31, 2020. Of the total warrants outstanding on December 31, 2020, warrants to purchase 125,073 shares had no intrinsic value, as the price of the stock on that date was lower than the exercise price.

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 18.9% to the income before provision for income taxes is as follows:

	For the Years Ended December 31
	2020	2019
Statutory rate applied to loss before income taxes	$(1,863,672)	$(1,409,990)
Increase (decrease) in income taxes results from:
Nondeductible permanent differences	647,722	259,070
Change in valuation allowance	1,215,950	1,150,920
Income tax expense (benefit)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2020	2019
Deferred tax assets	$2,358,860	$2,358,860
Operating loss carryforwards	10,284,021	9,068,070
Gross deferred tax assets	12,642,881	11,426,930
Valuation allowance	(12,642,881)	(11,426,930)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $23.2 million. This loss is allowed to be offset against future income through 2037. We have net operating loss carryforwards of approximately $12.3 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2020. The change in the valuation allowance for the years ended December 31, 2020 and 2019, was an increase of $1.22 million and $1.15 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On December 11, 2017, we entered into an equity purchase agreement with L2 Capital, LLC, for up to $15,000,000. As provided in the agreement, we may require L2 Capital to purchase shares of common stock from time to time by delivering a “put” notice to L2 Capital specifying the total number of shares to be purchased. L2 Capital will pay a purchase price equal to 85% of the “market price,” which is defined as the lowest traded price on the OTCQB marketplace during the five consecutive trading days following the “put date” or the date on which the applicable shares are delivered to L2 Capital. The number of shares may not exceed 300% of the average daily trading volume for our common stock during the five trading days preceding the date on which we deliver the applicable put notice. Additionally, such amount may not be lower than $10,000 or higher than $1,000,000. L2 Capital has no obligation to purchase shares under this agreement to the extent that such purchase would cause L2 Capital to own more than 4.99% of our common stock. Upon the execution of this agreement, we issued 1,714,285 shares of common stock valued at $514,286 as a commitment fee in connection with the agreement. The shares to be issued pursuant to this agreement were covered by a Registration Statement on Form S-1 effective on January 29, 2018, with a post-effective amendment effective April 15, 2019. During year ended December 31, 2020, we did not execute any put options with L2 Capital to purchase any shares of common stock. The agreements expired on December 11, 2020, and are no longer in effect.

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. As of December 31, 2020, we have issued warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for a total outstanding of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $0 based on the Black-Scholes option-pricing model as the exercise price is higher than the share value of our common stock on December 31, 2020. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. The court has not yet addressed the claims of that third party.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by December 31, 2020. We have recorded the amount of accrued legal settlement as of December 31, 2020. During 2020, we repaid $70,000 and the balance at December 31, 2020 was $305,000. We were unable to pay the remaining $305,000 by December 31, 2020, and therefore, entered into an amendment to the settlement agreement on December 29, 2020, extending the deadline for full payment, with 18% interest per annum, until March 31, 2021.

NOTE 9 – CONSULTING AGREEMENTS

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of December 31, 2020, we have not issued the shares. As of December 31, 2020, and 2018, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of December 31, 2020, we have not issued the shares and have accrued the amount.

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

NOTE 11 – RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2020 and 2019, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of December 31, 2020, the note balance was $1,102,500 and the accrued interest was $741,134. This note is in default.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $68,792 as of December 31, 2020.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. As of December 31, 2020, the outstanding balance was $543,093 and the accrued interest was $199,298. For the years ended December 31, 2020 and 2019, we repaid $35,000 and $34,000 respectively. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger. As of December 31, 2020, the outstanding balance of these loans was $594,380 and the accrued interest was $200,649. All of these notes are in default.

On June 3, 2019, our board of directors approved the issuances of Series C Preferred Stock. We issued 1,000,000 shares to our chief executive officer and 400,000 shares to our two independent directors with a fair value of $96,987.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2020, the outstanding balance was $12,500, plus accrued interest of $3,277.

In June 2019, JPF Venture Group, Inc., a company in which our chief executive officer is an officer and director, provided a short-term advances totaling $32,000 to us for working capital. It was repaid in two payments in the third quarter of 2019.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2020, the outstanding balance of his loan was $5,000 and the accrued interest was $487. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2020, the outstanding balance of his loan was $5,000 and the accrued interest was $479 (see Note 4).

In the fourth quarter of 2019, and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed an additional $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2020, the outstanding balance of his loans was $10,000 and the accrued interest was $425. On December 7, 2019, we borrowed $5,000 from an independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2020, the outstanding balance of his loans was $10,000 and the accrued interest was $425.

NOTE 12 – SUBSEQUENT EVENTS

On December 14, 2018, Oasis Capital, LLC (formerly, L2 Capital LLC) purchased our note payable from Collier Investments, LLC. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. Subsequent to December 31, 2020, we issued 7,329,587 shares of common stock to Oasis Capital, LLC for the conversion of a portion of our notes payable in the amount of $115,000. The balance of the loan outstanding as the date of this filing is $927,905.

On March 29, 2020, Ocean Capital, LLC. has submitted a request for the issuance of 1,693,877 shares of common stock as additional second commitment shares related to the note purchased from Collier, LLC (see Note 4). As of the date of this report, the shares have not been issued.

Subsequent to December 31, 2020, we issued a series of convertible promissory notes to accredited investors in the amount of $85,000. The notes bear interest at 8% per annum. The maturity date for each note is January 2, 2022. Each note automatically converts into 250,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever occurs first.

Subsequent to December 31, 2020, we issued a series of promissory notes to accredited investors, which totaled $105,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from the Phase Two Litigation arising from the Phase One Litigation. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date.