Form 10-Q
period 2021-09-30
Ocean Thermal Energy Corp
filed 2021-11-10
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, issuer had 169,370,469 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$118,355	$7,442
Prepaid expenses	10,000	10,000
Total Current Assets	128,355	17,442

Total Assets	$128,355	$17,442

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payables and accrued expense	$16,685,610	$14,457,379
Notes payable - related party	2,329,473	2,329,473
Convertible notes payable -related party	114,519	87,500
Notes payable	3,631,620	3,530,475
Convertible note payable	2,352,523	2,319,040
Derivative liability	4,035,626	5,321,395
Total Current Liabilities	29,149,371	28,045,262

Long-term Liabilities
Convertible notes payable, net	32,285	211,110
Convertible notes payable - related party, net	747	15,905
Notes payable	158,334	158,334
Total Liabilities	29,340,737	28,430,611

Commitments and Contingencies (See Note 7)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized,
518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Common stock, $0.001 par value; 200,000,000 shares authorized,
169,370,469 and 134,847,005 shares issued and outstanding, respectively	169,371	137,847
Additional paid-in capital	59,334,401	58,360,044
Accumulated deficit	(88,718,973)	(86,913,879)
Total Stockholders' Deficiency	(29,212,382)	(28,413,169)

Total Liabilities and Stockholders' Deficiency	$128,355	$17,442

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating Expenses
Salaries and wages	$206,146	$206,866	$624,377	$632,405
Professional fees	100,895	98,250	664,508	420,450
General and administrative	53,538	53,340	148,839	181,136
Total Operating Expenses	360,579	358,456	1,437,724	1,233,991

Loss from Operations	(360,579)	(358,456)	(1,437,724)	(1,233,991)

Other Income (Expenses)
Interest expense, net	(414,085)	(337,771)	(1,293,740)	(984,631)
Amortization of debt discount	(106,949)	(56,271)	(253,425)	(153,535)
Change in FV of derivative liability	9,584	(839,952)	1,074,932	(2,571,995)
Gain on conversion of debt	59,817	-	104,863	-
Total Other Income (Expense)	(451,633)	(1,233,994)	(367,370)	(3,710,161)

Loss Before Income Taxes	(812,212)	(1,592,450)	(1,805,094)	(4,944,152)

Provision for Income Taxes	-	-	-	-

Net Loss	$(812,212)	$(1,592,450)	$(1,805,094)	$(4,944,152)

Net Loss per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	167,087,860	134,775,136	154,833,765	134,775,136

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock
	Series B Preferred		Series C Preferred		Common Stock		Additional
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	Deficit	Total
Balance, December 31, 2019	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(80,463,422)	$(22,066,657)
Net Loss	-	-	-	-	-	-	-	(4,944,152)	(4,944,152)
Balance, September 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(85,407,574)	$(27,010,809)

	Preferred Stock
	Series B Preferred		Series C Preferred		Common Stock		Additional
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	Deficit	Total
Balance, December 31, 2020	518,750	$519	2,300,000	$2,300	137,847,005	$137,847	$58,360,044	$(86,913,879)	$(28,413,169)
Common stock issued for conversion of notes payable	-	-	-	-	29,829,587	29,830	893,051	-	922,881
Common stock issued for second commitment fee	-	-	-	-	1,693,877	1,694	81,306	-	83,000
Net Loss	-	-	-	-	-	-	-	(1,805,094)	(1,805,094)
Balance, September 30, 2021 (unaudited)	518,750	$519	2,300,000	$2,300	169,370,469	$169,371	$59,334,401	$(88,718,973)	$(29,212,382)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock
	Series B Preferred		Series C Preferred		Common Stock		Additional
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	Deficit	Total
Balance, June 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(83,815,124)	$(25,418,359)
Net Loss	-	-	-	-	-	-	-	(1,592,450)	(1,592,450)
Balance, September 30, 2020 (unaudited)	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(85,407,574)	$(27,010,809)

	Preferred Stock
	Series B Preferred		Series C Preferred		Common Stock		Additional
	Number of	$0.001	Number of	$0.001	Number of	$0.001	Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	Deficit	Total
Balance, June 30, 2021 (unaudited)	518,750	$519	2,300,000	$2,300	159,370,469	$159,371	$59,124,401	$(87,906,761)	$(28,620,170)
Common stock issued for conversions of notes payable	-	-	-	-	10,000,000	10,000	210,000	-	220,000
Net loss	-	-	-	-	-	-	-	(812,212)	(812,212)
Balance ,September 30, 2021 (unaudited)	518,750	$519	2,300,000	$2,300	169,370,469	$169,371	$59,334,401	$(88,718,973)	$(29,212,382)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(1,805,094)	$(4,944,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value derivative liability	(1,074,932)	2,571,995
Gain on conversion of debt	(104,863)	-
Stock issued for additional comittment fee	83,000	-
Amortization of debt discount	253,425	153,535
Changes in assets and liabilities
Prepaid expense	-	10,000
Accounts payable and accrued expenses	2,228,232	1,659,285
Net Cash Used In Operating Activities	(420,232)	(549,337)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(29,000)
Repayment of notes payable	(3,855)	(3,491)
Proceeds from notes payable	105,000	275,000
Proceeds from convertible notes payable	425,000	265,000
Proceeds from convertible notes payable - related party	5,000	10,000
Proceeds from PPP loan	-	17,085
Net Cash Provided by Financing Activities	531,145	534,594

Net increase (decrease) in cash	110,913	(14,743)
Cash at beginning of period	7,442	23,243
Cash at End of Period	$118,355	$8,500

Supplemental disclosure of cash flow information
Cash paid for interest expense	$15,576	$1,260
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Debt discount on convertible note payable	$417,282	$275,000
Convertible note payable and accrued interest converted into common stock	$399,625	$-
Common stock issued for conversion of notes payable	$922,881	$-
Derivative liability extinguished upon conversion of note payable	$628,119	$-

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

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. The operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2020, including the financial statements and notes.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2021, and December 31, 2020, we had no cash equivalents.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expense, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at September 30, 2021, and December 31, 2020, due to the relatively short-term nature of these instruments.

We account for derivative liability at fair value on a recurring basis under level 3 at September 30, 2021, and December 31, 2020 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal. As of September 30, 2021, and December 31, 2020, no balances exceeded FDIC-insured limits.

Loss per Share

The basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 125,073 and 350,073 shares issuable upon the exercise of warrants and 402,101,029 and 150,541,644 shares issuable upon the conversion of convertible notes that were not included in the computation of dilutive loss per share because their inclusion is antidilutive for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Note 3: Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,805,094 and used $420,232 of cash in operating activities for the nine months ended September 30, 2021. We had a working capital deficiency of $29,021,016 and a stockholders’ deficiency of $29,212,382 as of September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. The Biden administration has announced a range of financial support for renewable and sustainable companies. Details from the administration are not available yet, but we are already in the process of filing for financial support. Additional applications for financial support will be made as appropriate. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 4: Convertible Notes and Notes Payable

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. The remaining loan principal of $3,779 was repaid in full during the quarter ending March 31, 2021.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,414 with accrued interest of $20,878 as of September 30, 2021. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The combined loan principal was $47,230 with accrued interest of $12,137 as of September 30, 2021. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $56,169 as of September 30, 2021. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $27,712 as of September 30, 2021. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of September 30, 2021, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $161,198 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of September 30, 2021, the outstanding balance of these notes was $75,000, plus accrued interest of $24,724.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of each note are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of September 30, 2021, the outstanding balance of these notes was $112,500, plus accrued interest of $37,022.

On October 20, 2016, we borrowed $12,500 from our independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2018, we have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of September 30, 2021, the outstanding note balance was $12,500, plus accrued interest of $3,846.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2021, the outstanding note balance was $1,000,000, plus accrued interest of $915,837. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of September 30, 2021, the loan balances were $158,334 and the accrued interest was $129,104.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2021, the balance outstanding was $130,000, and the accrued interest as of that date was $79,862. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of September 30, 2021, the note balance was $1,102,500 and the accrued interest was $824,741. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LWAC project’s financial closing. Accrued interest totaled $431,112 as of September 30, 2021.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $32,861 as of September 30, 2021. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of September 30, 2021, the balance outstanding was $177,000, plus accrued interest of $82,214

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. As of September 30, 2021, the outstanding balance for the remaining three notes was $65,000, plus accrued interest of $16,427. These notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of September 2021, the outstanding note balance was $543,093 and the accrued interest was $240,483. This note is in default.

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

The exercise price per share of the warrants is equal to 85% of the closing price of our common stock on the day immediately preceding the exercise of the relevant warrant, subject to adjustment as provided in the warrant. The warrant includes a cashless net exercise provision whereby the holder can elect to receive shares equal to the value of the warrant minus the fair market value of shares being surrendered to pay the exercise price. As of September 30, 2021, the balance of the outstanding loans was $979,156 and the accrued interest was $327,311. These notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000, a prorated original issuance discount of $55,555, and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement. These warrants have a fair value of $2,668 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we had fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. During the year ended December 31, 2019, we issued 1,936,192 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $44,733. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place. As of September 30, 2021, we have outstanding warrants to purchase 56,073 shares of common stock. As of September 30, 2021, the outstanding balance of the original loan was $323,412, plus a default penalty and fees of $837,724, for a total of $1,161,136, and accrued interest was $796,664. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2021, the balance outstanding was $10,000 and the accrued interest was $1,845. We have defaulted in payment of the note principal and the quarterly interest payments.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. On August 1, 2019, Oasis Capital LLC purchased our note payable from L2 Capital. The terms and conditions of the original note remain in place. During the year ended December 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. During the nine months ended September 30, 2021, we issued 29,829,587 shares of common stock to Oasis Capital, LLC, with a fair value of $922,881, for the conversion of a portion of our notes payable in the amount of $399,625. We recorded a gain on conversion of $104,863. As of September 30, 2021, the outstanding note balance was $643,280, which includes a default penalty and fees, and the accrued interest was $659,743. This note is in default.

On January 2, 2019, we issued a series of promissory notes totaling $310,000 to accredited investors. Proceeds from these notes were used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of September 30, 2021, the outstanding balance of these loans is $310,000 and the accrued interest was $144,325.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of September 30, 2021, we have recorded a debt discount of $26,200 for the fair value of derivative liability and amortized $24,645 of the debt discount. As of September 30, 2021, the balance outstanding was $24,645, net of debt discount of $1,555, and the accrued interest was $5,383.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of September 30, 2021, we have recorded a debt discount of $105,000 for the fair value of derivative liability and amortized $90,993 of the debt discount. As of September 30, 2021, the total outstanding balances of all these loans are $90,993, net of debt discount of $4,007 to unrelated parties, and $9,583 net of debt discount of $417, to related parties. The accrued interest was $16,197 as of September 30, 2021.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors. The total outstanding as of September 30, 2021 was $306,750. Of the total amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As of September 30, 2021, we have recorded a debt discount of $306,750 for the fair value of derivative liability and amortized $266,137 of the debt discount. As of September 30, 2021, the total outstanding value of these loans was $248,701, net of debt discount of $38,049 to unrelated parties and $17,436, net of debt discount of $2,564, to related parties. As of September 30, 2021, the accrued interest was $41,079.

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of September 30, 2021, we have recorded debt discount of $15,000 for the fair value of derivative liability and amortized $10,038 of debt discount. As of September 30, 2021, the total outstanding value of these loans was $10,038, net of debt discount of 4,962. The accrued interest was $1,131 as of September 30, 2021.

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. During the nine months ended September 30, 2021, we issued a series of convertible promissory notes, which totaled $145,000, and the total outstanding as of September 30, 2021, is $160,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. As of September 30, 2021, we have recorded a debt discount of $160,000 for the fair value of derivative liability and amortized $58,729 of debt discount. As of September 30, 2021, the total outstanding value of these loans was $58,729, net of debt discount of $101,271. The accrued interest was $7,031 as of September 30, 2021.

During the three months ended September 30, 2021, we issued a series of convertible promissory notes to accredited investors, which totaled $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. As of September 30, 2021, we have recorded a debt discount of $272,282 for the fair value of derivative liability and amortized $20,314 of debt discount. As of September 30, 2021, the total outstanding value of these loans was $32,285, net of debt discount of $247,715 to unrelated parties and $747, net of debt discount of $4,253 to related parties. The accrued interest was $3,572 as of September 30, 2021.

During the year ended December 31, 2020, we issued a series of promissory notes to accredited investors and the total outstanding as of September 30, 2021, is $520,000. During the nine months ended September 30, 2021, we issued a series of promissory notes to accredited investors, which totaled $105,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed on the basis of the actual number of days elapsed in a year of 360 days and, for each additional of $20,000 (prorated), an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from possible future litigation based on fraud in the inducement claims (such future litigation hereinafter referred to as the “Phase Two Litigation”) arising from the current litigation before the United States District Court for the Western District of Tennessee and Central District of California, Ocean Thermal Energy Corp. v. Robert Coe, et al. (Case No. 2:17-cv-02343SHL-cgc and Case No. 2:19-cv-05299-VAP-JPR, respectively) (this current litigation hereinafter is referred to as the “Phase One Litigation”). Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. If any such funds are received on more than one date, payment will be made as such funds are actually received by us and after deduction of accrued legal fees up to that date. The outstanding balance of these notes as of September 30, 2021, was $625,000 and the accrued interest was $65,514.

The following convertible note and notes payable were outstanding at September 30, 2021:

				Original	Principal at September 30,	Discount at September 30,	Carrying Amount at September 30,	Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Principal	2021	2021	2021	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	643,280	643,280	-	643,280	-	-	643,280	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	No	26,200	26,200	1,555	24,645	-	-	24,645	-
(5)	10/31/2021	8.00%	No	105,000	105,000	4,424	100,576	9,583	-	90,993	-
(6)	01/02/22	8.00%	No	306,750	306,750	40,613	266,137	17,436	-	248,701	-
(8)	05/12/22	8.00%	No	15,000	15,000	4,962	10,038	-	-	10,038	-
(9)	09/01/22	8.00%	No	160,000	160,000	101,271	58,729	-	-	58,729	-
(10)	08/30/23	8.00%	No	285,000	285,000	251,968	33,032	-	747	-	32,285
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$10,026,619	$9,024,294	$404,793	$8,619,501	$2,443,992	$747	$5,984,143	$190,619

(1)	Maturity date is 90 days after demand.
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

(10)

Notes were issued during the third quarter of 2021. The notes bear an interest rate of 8% and mature 8/30/23. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

Quoted market prices
		for identical	Significant other	Significant
	Fair value at	assets/liabilities	observable inputs	unobservable inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$4,035,626	$-	$-	$4,035,626

Derivative Liability
Derivative liability as of December 31, 2020	$5,321,395
Addition to derivative instruments	515,143
Change in fair value of derivative liability	(1,172,793)
Derivative liability extinguished upon conversion of notes payable	(628,119)
Derivative liability as of September 30, 2021	$4,035,626

Change in
Fair Value of
Derivative Liability*
Change in fair value of derivative liability at the beginning of period	$-
Day one gains/(losses) on valuation	97,861
Gains/(losses) from the change in fair value of derivative liability	(1,172,793)
Change in fair value of derivative liability at the end of the period	$(1,074,932)

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

The fair value of the derivative liability was estimated using the income approach and the Black-Scholes option-pricing model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

Measurement and
Remeasurement Date**
Expected dividends	0%
Expected volatility	153% to 469%
Risk free interest rate	0.01% to 0.29%
Expected term (in years)	.025 to 3.56

** The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

Note 6: Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2021, we issued 29,829,587 shares of common stock to Oasis Capital LLC with a fair value of $922,881 for the conversion of a portion of our notes payable in the amount of $399,625.

On March 31, 2021, we issued 1,693,877 shares of common stock to Oasis Capital, LLC valued at $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. The initial commitment was 400,000 shares of common stock issued on May 22, 2018.

Preferred Stock

On June 3, 2019, our board of directors designated two classes of preferred stock and approved the following issuances:

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock, and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of September 30, 2021, 518,750 shares of Series B Preferred Stock are issued and outstanding.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of September 30, 2021, 2,300,000 shares of Series C Preferred Stock are issued and outstanding.

Warrants

The following table summarizes all warrants outstanding and exercisable for the nine months ended September 30, 2021:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	125,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2021	125,073	$0.18
Exercisable at September 30, 2021	125,073	$0.18

During the nine months ended September 30, 2021, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.0148 per share on September 30, 2021. Of the total outstanding on September 30, 2021, warrants to purchase 125,073 shares had no intrinsic value, as the price of the stock on that date was lower than the exercise price.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We have recorded the amount of accrued legal settlement as of September 30, 2021. We repaid $130,000 and the balance at September 30, 2021 was $245,000. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021.

Consulting Agreements

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of September 30, 2021, we have not issued the shares, and we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of September 30, 2021, we have not issued the shares and have accrued the amount.

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

Note 8: Related-Party Transactions

For the nine months ended September 30, 2021 and 2020, we paid rent of $90,000 and $90,000 to a company controlled by our chief executive officer.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of September 30, 2021, the note balance was $1,102,500 and the accrued interest was $824,741. This note is in default.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $82,214 as of September 30, 2021.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. As of September 30, 2021, the outstanding balance was $543,093 and the accrued interest was $240,483. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the merger in 2017. As of September 30, 2021, the outstanding balance of these loans was $581,880 and the accrued interest was $222,943. All of these notes are in default.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of September 30, 2021, the outstanding balance was $12,500, plus accrued interest of $3,846.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of September 30, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $786. On October 14, 2019, we borrowed $5,000 from an independent director. As of September 30, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $786.

In the fourth quarter of 2019, and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed an additional $5,000 from Jeremy P. Feakins, our chief executive officer. As of September 30, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,402. On December 7, 2019, we borrowed $5,000 from an independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of September 30, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,403.

During the three months ended September 30, 2021, we issued a series of convertible promissory notes to accredited investors, which totaled $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed on the basis of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. On July 27, 2021, we borrowed $5,000 from an independent director. As of September 30, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $72.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

We had no revenue in the three months ended September 30, 2021 and 2020.

During the three months ended September 30, 2021, we had salaries and wages of $206,146, compared to salaries and wages of $206,866 during the same three-month period for 2020.

During the three months ended September 30, 2021 and 2020, we recorded professional fees of $100,895 and $98,250, respectively, an increase of 2.7%.

We incurred general and administrative expenses of $53,538 during the three months ended September 30, 2021, compared to $53,340 for the same three-month period for 2020.

Our interest expense was $414,085 for the three months ended September 30, 2021, compared to $337,771 for the same period of the previous year, an increase of 22.6%. This change was due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $106,949 for the three months ended September 30, 2021, compared to $56,271 for the same period of the previous year. The increase of 90.1% is due to debt discount recorded on additional loans that were obtained during the past year. There was a decrease in the fair value of the derivative liability of $9,584 during the three months ended September 30, 2021, compared to a $839,952 increase in the fair value of derivative liability for the same period in 2020. There was a gain on the conversion of debt during the three months ended September 30, 2021, of $59,817 as compared to none in the same period of 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

We had no revenue in the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, we had salaries and wages of $624,377, compared to salaries and wages of $632,405 during the same nine -month period for 2020, a decrease of 1.2%.

During the nine months ended September 30, 2021 and 2020, we recorded professional fees of $664,508 and $420,450, respectively, an increase of 58.1%. Our legal fees for the nine -month periods were higher due to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $148,839 during the nine months ended September 30, 2021, compared to $181,136 for the same nine -month period for 2020, a 17.8% decrease, primarily resulting from decreases in travel expense and various office expenses.

Our interest expense was $1,293,740 for the nine months ended September 30, 2021, compared to $984,631 for the same period of the previous year, an increase of 31.4% due to increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $253,425 for the nine months ended September 30, 2021, compared to $153,535 for the same period of the previous year. The increase of 65.1% is due to the debt discount on the convertible notes payable issued during the past year. There was a decrease in the fair value of the derivative liability of $1,074,932 during the nine months ended September 30, 2021, compared to a $2,571,995 increase in the fair value of the derivative liability for the same period in 2020. There was a gain on the conversion of debt during the nine months ended September 30, 2021, of $104,863 as compared to none in the same period of 2020.

Liquidity and Capital Resources

At September 30, 2021, our principal source of liquidity consisted of $118,355 of cash, as compared to $7,442 of cash at December 31, 2020. In addition, our accumulated deficit was $88,718,973 at September 30, 2021, compared to an accumulated deficit of $86,913,879 at December 31, 2020, an increase in the deficit of $1,805,094, which is attributable to the net loss during the period.

Our operations used net cash of $420,232 during the nine months ended September 30, 2021, as compared to using net cash of $549,337 during the nine months ended September 30, 2020, a decrease of 23.5%. The decrease in net cash used in operations is due to the overall decrease in net loss of approximately $3.1 million and the increase in accounts payable and accrued expenses of $0.6 million, offset by the decrease in the change in the fair value of derivative liability and other noncash items of $3.6 million, as compared to the 2020 period.

Financing activities provided cash of $531,145 for our operations during the nine months ended September 30, 2021, as compared to $534,594 for the nine months ended September 30, 2020, a decrease of 0.1%. During nine months ended September 30, 2021, we received $535,000 from convertible notes and notes payable as compared to $567,085 in the same period of 2020.

Our Capital Resources and Anticipated Requirements

As noted above, at September 30, 2021, we had negative working capital (current assets minus current liabilities) of $29,021,016. We continue to focus our efforts on promoting and marketing our technology and developing contracts for execution. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2021, because certain deficiencies involving internal controls constituted material weaknesses, as discussed in our annual report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2021, we issued 10,000,000 shares of common stock to Oasis Capital LLC with a fair value of $220,000 for the conversion of a portion of our notes payable in the amount of $113,025.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $56,169 as of September 30, 2021. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $27,712 as of September 30, 2021. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,414 and the accrued interest is $20,878 as of September 30, 2021. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $5,258 as of September 30, 2021. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,610 and the accrued interest is $6,879 as of September 30, 2021. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2021, the outstanding note balance was $1,000,000, plus accrued interest of $915,837. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2021, the note balance outstanding was $130,000, and the accrued interest as of that date was $79,862. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of September 30, 2021, the note balance was $1,102,500 and the accrued interest was $824,741. This note is in default.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $431,112 as of September 30, 2021. As of September 30, 2021, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $32,861 as of September 30, 2021. As of the date of this report, the note is in default

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of September 30, 2021, the outstanding balance of these notes was $65,000, plus accrued interest of $16,427. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of September 30, 2021, the outstanding note balance was $543,093 and the accrued interest was $240,483. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of September 30, 2021, the balance of the notes outstanding was $979,156 and the accrued interest was $327,311. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $796,664 as of September 30, 2021. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of September 30, 2021, the outstanding note balance was $643,280, which includes a default penalty, and the accrued interest was $659,743. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2021, the balance outstanding was $10,000 and the accrued interest was $1,845. We have defaulted in payment of the note principal and the quarterly interest payments.

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 10, 2021	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

