Form 10-K
period 2021-12-31
Ocean Thermal Energy Corp
filed 2022-03-30
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $3,298,776.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2022, there were 174,370,469 shares of the registrant’s common stock outstanding, par value $0.001.

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

This report contains forward-looking statements, including statements regarding, among other things:

•	the significant international political and economic disruption caused by Russia’s recent military invasion of Ukraine;

•	our ability to continue as a going concern;

•	our anticipated needs for working capital;

•	our ability to secure financing;

•	the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

•	the financial model for our proposed projects has not been tested and may not be successful;

•	changing attitudes about environmental risks;

•	substantial regulation of our projects;

•	financial, technical, managerial, and sales risks that may make us unsuccessful;

•	our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

•	technological advances that may render our technologies obsolete; and

•	operational problems, natural events or catastrophes, casualty loss, or other events that may impair the commercial operation of our projects.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in forward-looking statements because of various factors, including the risks outlined under “Risk Factors,” and matters described in this report generally. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Overview

We use our proprietary technology to develop designs for renewable energy systems, primarily for Ocean Thermal Energy Conversion (“OTEC”), Seawater Air Conditioning (“SWAC”), and Lake Source Cooling (“LSC”) systems. Our geographical markets are tropical and subtropical regions of the world for OTEC, SWAC, and LSC and worldwide markets for SWAC and LSC. We previously operated under the corporate name of TetriDyn Solutions, Inc. (“TetriDyn”), but on March 10, 2017, TetriDyn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocean Thermal Energy Corporation (“OTE”), a Nevada corporation controlled by our current management. For accounting purposes, that transaction (the “Merger”) was treated as a reverse merger, with the financial statements of OTE becoming our financial statements going forward.

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

●

Seawater Air Conditioning, known in its industry as SWAC, plants are designed to use cold water from ocean depths to provide air conditioning for large commercial buildings or other facilities. This same technology can also use deep cold water from lakes, known as Lake Source Cooling or LSC.

Both OTEC and SWAC/LSC systems can be engineered to produce desalinated water for potable, agricultural, and fish farming/aquaculture uses.

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

Further, we believe that a small, commercial OTEC plant could offer competitive returns even in a market where the cost of electricity is as low as $0.30 per kilowatt-hour, or kWh. The Caribbean depends on imported oil for approximately 90% of its energy needs. The electricity prices in the Caribbean are extremely high, with an average of $0.34 per kWh and as high as $0.50 per kWh, which is nearly four times the price paid in the United States, according to a 2017 renewable energy report, when oil prices were lower. For the U.S. Virgin Islands, the Water and Power Authority of the Virgin Islands reported that as of February 1, 2020, the average price for electricity for commercial customers was nearly $0.47 per kWh. We believe that we have an opportunity to offer base-load energy (the amount of energy required to meet minimum requirements) pricing that is better than our customer’s next best alternative in the markets where electricity costs are $0.30 or more per kWh.

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

We estimate that a small OTEC plant that delivers 13 megawatts (MWs) per hour would currently cost approximately $250 million. This is the plant size that we typically propose for our initial target markets to meet 20% or more of their current demand for electricity and a large portion of their need for fresh drinking water and agricultural water. OTEC has been proven in test settings at NELHA, where a Department of Energy-sponsored OTEC plant operated successfully throughout the 1990s to produce continuous, affordable electricity from the sea without the use of fossil fuels. Spin-off technologies of desalination and seawater cooling, developed from the OTEC plant at NELHA, have also become economically and technically feasible.

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

SWAC//LSC is a process that uses cold water from locations such as the ocean or deep lakes to provide the cooling capacity to replace traditional electrical chillers in an air conditioning system. SWAC/LSC applications can reduce the energy consumption of a traditional air-conditioning system by as much as 90%. Even when the capital cost amortization of building a typically sized SWAC/LSC system providing 9,800 tons of cooling ($140-$150 million) are taken into account, SWAC/LSC can save the customer approximately 25-40% when compared to conventional systems—we estimate savings can be as high as 50% in locations where air temperatures and electricity costs are high. Cooling systems using seawater or groundwater for large commercial structures are in use at numerous locations developed and operated by others worldwide, including Heathrow Airport, UK; Finland (Google Data Center); Cornell University, NY; Stockholm, Sweden; and the City of Toronto, Canada.

How Our Technology Works

OTEC uses the natural temperature difference between cooler deep ocean water at a depth of approximately 3,000 feet and warmer shallow or surface water to create energy. An OTEC plant project involves installing about 6.0 feet diameter, deep-ocean intake pipes (which can readily be purchased), together with surface water pipes, to bring seawater onshore. OTEC uses a heat pump cycle to generate power. In this application, an array of heat exchangers transfers the warm ocean surface water as an energy source to vaporize a liquid in a closed loop, driving a turbine, which in turn drives a generator to produce electricity. The cold deep ocean water provides the required temperature to condense vapor back into a liquid, thus completing the thermodynamic cycle, which is constantly and continuously repeated. The working fluid is typically ammonia, as it has a low boiling point. Its high hydrogen density makes ammonia a very promising green energy storage and distribution media. Among practical fuels, ammonia has the highest hydrogen density, including hydrogen itself, in either its low temperature, or cryogenic, and compressed forms. Moreover, since the ammonia molecule is free of carbon atoms (unlike many other practical fuels), combustion of ammonia does not result in any carbon dioxide emissions. The fact that ammonia is already a widely produced and used commodity with well-established distribution and handling procedures allows for its use as an alternative fuel. This same general principle is used in steam turbines, internal combustion engines, and, in reverse, refrigerators. Rather than using heat energy from the burning of fossil fuels, OTEC power draws on temperature differences of the ocean caused by the sun’s warming of the ocean’s surface, providing an unlimited and free source of energy.

OTEC and SWAC/LSC infrastructure offers a modular design that facilitates adding components to satisfy customer requirements and access to a sufficient supply of cold water. These components include reverse-osmosis desalination plants to produce drinkable water, bottling plants to commercialize the drinkable water, and off-take solutions for aquaculture uses (such as fish farms), which benefit from the enhanced nutrient content of deep ocean water. A further advantage of a modular design is that, depending on the patterns of electricity demand and output of the OTEC plant, a desalination plant can be run using the excess electricity capacity.

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

The world’s largest OTEC power plant to date is operational at the NELHA facility in Hawaii and has been connected to the electrical grid. It provides base-load electricity produced by OTEC to residential homes. Around the world, a couple of other successful developmental and experimental plants have been built, and the U.S. National Oceanic and Atmospheric Administration, or NOAA, has stated that: “The qualitative analysis of the technical readiness of OTEC by experts at this workshop suggest that a <10 MWe floating, closed-cycle OTEC facility is technically feasible using current design, manufacturing, deployment techniques and materials” (https://coast.noaa.gov/data/czm/media/otec_nov09_tech.pdf). We believe that we have sufficient skill and knowledge to now commercialize 5-MW to 30-MW land-based OTEC plants, using off-the-shelf components, including the cold-water piping.

SWAC/LSC is a significantly more cost-effective and environmentally friendly way to implement air-conditioning using cold water sourced from lakes or, analogous with OTEC, deep ocean water, rather than from an electric chiller. Comparing Federal Energy Management Program engineering efficiency requirements of approximately 0.94 kilowatts of electricity per ton of cooling capacity with our own engineering estimates of 0.09 kilowatts of electricity per ton of cooling capacity, as calculated by DCO Energy, our engineering, procurement, and construction partner, we estimate that SWAC/LSC systems can reduce electricity consumption by up to 80-90% over conventional systems. Therefore, we believe energy reductions may make SWAC/LSC systems well-suited for large structures, such as office complexes, medical centers, resorts, data centers, airports, and shopping malls. We believe that other SWAC/LSC plants we may develop will likely achieve similar efficiencies. There are examples of proven successful SWAC/LSC systems in use, including a large 79,000-ton system used to cool buildings in the downtown area of the City of Toronto, Canada; a SWAC system in Google’s data center in Finland that uses waters from the Baltic Sea to keep servers cool; and a system with more than 18,000 tons of cooling in operation at Cornell University, Ithaca, New York. On January 10, 2018, William S. (Lanny) Joyce joined our board of advisors. Mr. Joyce was the Director of Utilities and Energy Management in the Energy and Sustainability Department at Cornell University, Ithaca, New York. Mr. Joyce initiated and was project manager for innovative and award-winning Cornell University LSC project completed in 2000 that provides all the chilled water production on the central campus utilizing a renewable resource and 86% less energy.

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

Recent oil prices have been volatile, owing in part to political instability in Eastern Europe and elsewhere. Crude oil prices increased in 2021 as increasing COVID-19 vaccination rates, loosening pandemic-related restrictions, and recovering economies resulted in global petroleum demand rising faster than petroleum supply. The spot price of Brent crude oil, a global benchmark, started the 2021 year at $50 per barrel and increased to a high of $86 per barrel in late October before declining in the final weeks of the year. As a result of the conflict in Eastern Europe, oil prices were up 30% in February 2022, with oil prices hitting a high of about $130 per barrel before settling in the $100 range in mid-March 2022.

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

According to the U.S. Environmental Protection Agency: “Global carbon emissions from fossil fuels have significantly increased since 1900. Since 1970, CO2 emissions have increased by about 90%, with emissions from fossil fuel combustion and industrial processes contributing about 78% of the total greenhouse gas emissions increase from 1970 to 2011. Agriculture, deforestation, and other land-use changes have been the second-largest contributors.”

Greenhouse gas emissions from electricity have increased between 1990 and 2007 as electricity demand grew and fossil fuels remained the dominant source for generations. Fossil-fuel-fired power plants are a significant source of domestic carbon dioxide emissions, the primary cause of global warming. To generate electricity, fossil-fuel-fired power plants use natural gas, petroleum, coal, or any form of solid, liquid, or gaseous fuel derived from such materials. Along with the increasing use of renewable energy, the greenhouse emissions from power generation have decreased since 2007, approaching the 1990 levels.

The U.S. Energy Information Administration states that renewable energy plays an important role in reducing greenhouse gas emissions. U.S. energy consumption of biofuels, geothermal energy, solar energy, and wind energy has increased. Total U.S. renewable energy production and consumption reached record highs in 2020. In 2020, renewable energy provided about 11.59 quadrillion British thermal units (Btu)—1 quadrillion is the number 1 followed by 15 zeros—equal to 12% of total U.S. energy consumption. The electric power sector accounted for about 60% of total U.S. renewable energy consumption in 2020 and about 20% of total U.S. electricity generation was from renewable energy sources.

According to the US Energy Information Administration (“EIA”), renewable energy can play an important role in U.S. energy security and in reducing greenhouse gas emissions. Using renewable energy can help to reduce energy imports and reduce fossil fuel use, which is the largest source of U.S. carbon dioxide emissions. In the Annual Energy Outlook 2021 reference case, EIA projects that U.S. renewable energy consumption will continue to increase through 2050. The reference case generally assumes that current laws and regulations that affect the energy sector, including laws that have end dates, remain unchanged throughout the projection period.

People in many countries today, including the United States, are concerned with environmental issues caused by fossil-fuel-generated power. Gallup surveys find public acceptance of climate change is rising. Close to two-thirds of U.S. adults are concerned about global warming, with 43% worrying about it “a great deal” and 22% “a fair amount.” Gallup surveys also find 43% of Americans believe that global warming will pose a serious threat to themselves or their way of life in their lifetime, underscoring that roughly four in 10 harbor strong concern. The latest results, from a March 1-15, 2021, Gallup poll, predate the hottest summer on record in the lower 48 states.

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

The United Kingdom hosted the 26th UN Climate Change Conference of the Parties (COP26) in Glasgow on 31 October – 13 November 2021. The COP26 summit brought parties together to accelerate action towards the goals of the Paris Agreement and the UN Framework Convention on Climate Change.

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

●	The NELHA demonstration OTEC plant in Hawaii can produce 100 kilowatts of sustainable, continuous electricity annually and had powered a neighborhood of 120 homes.

Recent international political instability, especially in Eastern Europe, proved that fossil-fuel-producing regions and oil price volatility have exposed the criticality of energy security and independence for all countries. The need to have a tighter control of domestic energy requirements is a matter of increasing international concern. Continued reliance on other countries (particularly those in oil-producing regions) is no longer a favorable option. We believe these considerations will continue to drive renewable research and commercialization efforts that promote technologies with global potential to replace fossil-fuel-based energy systems and benefit from base-load capabilities like OTEC.

Our current management team has led the development of the business since 2010 and has advanced the technology and understanding of OTEC, SWAC/LSC to worldwide markets. We believe these efforts have helped us establish an eager marketplace for our technology and an understanding as to the importance of designing, building, and operating a commercial-grade OTEC system. Our efforts in the U.S. Virgin Islands included an extensive feasibility study explaining how OTEC could operate successfully in the territory. The Public Services Commission of the U.S. Virgin Islands has approved our application to be a “qualified facility” and build a 15MW OTEC plant on the island of St. Croix. In addition to the OTEC plant, we have presented testimony to the territory showing how OTEC could provide potable water to the U.S. Virgin Islands.

We are discussing both OTEC and SWAC/LSC projects with various federal government departments. Currently, several projects are in the planning and discussion phase:

●	We have provided a detailed study and designs for OTEC and/or SWAC/LSC for an Eco Village powered by an OTEC plant for the U.S. Virgin Islands.

●	We have made application for several grants through the U.S. Department of Energy to support the commercialization of OTEC technology

●	We continue to respond to inquiries for OTEC/SWAC/LSC from potential customers around the world.

In light of the foregoing, we believe that it is now appropriate to seek additional funding to further progress and build our engineering and technical teams, develop our intellectual property, file patents for several OTEC technical systems, and advance our current opportunities to support our growth strategy.

Our Competition

We compete in the development, construction, and operation of OTEC and SWAC/LSC plants with other operators that develop similar facilities powered by other energy sources, primarily oil, natural gas, nuclear energy, and solar power. These traditional energy sources have well-established infrastructures for production, delivery, and supply, with well-known commercial terms. In developing our OTEC and SWAC/LSC plants, we will need to satisfy our customers that these technologies are sound and economical, which may be a challenge until and unless we have an established successful operating history. The energy industry is dominated by an array of companies of all sizes that have proven technologies and well-established fuel sources from a number of suppliers.

We expect that we will encounter increasing competition for OTEC and SWAC/LSC plants. Other firms with greater financial and technical resources are focusing on commercialization of these technologies. Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations, that now have renewable-energy standards and are looking at ways to reduce their carbon footprints, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

We cannot assure that we will be able to compete effectively as the industry grows and becomes more established and as OTEC and SWAC/LSC plants become more accepted as viable and economic energy solutions.

We believe competition in this industry is and will be based on technical soundness and viability, the economics of plant outputs as compared to other energy sources, developmental reputation and expertise, financial capability, and ability to develop relationships with potential customers. All these factors are outside our control.

Our Operational Strategy and Economic Models

We have developed economic models of costs and potential revenue structures that we will seek to implement as we develop OTEC and SWAC/LSC projects.

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

We will seek revenue from OTEC plants from contract pricing charged on an energy-only price per kWh or on the basis of a generating capacity payment priced per kilowatt per month and an energy usage price per kWh. In many of the countries of the world where we intend to build OTEC and SWAC/LSC plants, potable water is in short supply. In some locations, water is considered the more important commodity. Depending on the part of the world in which the plant is built, in addition to revenue from power generation, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot assure that we can maintain the revenue points noted above, that any fees received will offset development costs incurred to date, or that any operating plant will generate revenue.

SWAC/LSC Projects

The estimated construction costs for a SWAC/LSC plant are approximately $150 million with hard costs of approximately $91 million for piping and installation, which make up 60% of the total. The remaining 40% consists of the pump house, central utility plant (CUP), mechanical and engineering equipment, design, and other contingency costs and soft costs of approximately $59 million for the CUP license, permits, environmental impact assessment, bathymetry, and insurance.

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

SWAC/LSC contract revenue will be based typically on three charges:

●	Fixed Price–this is based upon the capital costs of the project paid over the term of the debt and with the intention of covering the costs of debt.

●

Operation and Maintenance–this payment covers the cost of the labor and fixed overhead needed to run the SWAC/LSC system, as well as any traditional chiller plant operating to fulfill back-up or peak-load requirements.

●

Chilled Water Payment–this is a variable charge based on the actual chilled water use and chilled water generated both by the SWAC/LSC and conventional system at the agreed upon conversion factors of kilowatt/ton and current electricity costs in U.S. dollars per kWh.

We plan to structure project financing with the goal of retaining 100% of the equity in any SWAC/LSC project. We cannot assure that we will recover project development costs or realize a financial return over the life of the project.

Our Project Timeline

We have not designed, constructed, and placed into operation any OTEC or SWAC/LSC plants. However, based on our planning process and early development experience to date, we estimate that it will take approximately two years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

Our Strategic Relationships

We have a strategic relationship with DCO Energy, LLC, Mays Landing, New Jersey, an American energy development company specializing in the development, engineering, construction, start-up, commissioning, operation, maintenance and management, as well as ownership of central energy centers, renewable energy projects, and combined heat, chilling, and power-production facilities. DCO Energy was formed in 2000 and has independently developed and/or operated energy producing facilities of approximately 275 MW of electric, 400 MMBtu/hr of heat recovery, 1,500 MMBtu/hr of boiler capacity, and 130,000 tons of chilled water capacity, totaling over $1 billion of assets. DCO Energy provides financing, engineering and design, construction management, start-up and commissioning resources, and long-term operating and maintenance services for its own projects as well as third-party clients.

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

We will also need the highest quality, large heat exchangers for our systems; heat exchangers represent a large percentage of the projected costs of our OTEC and SWAC/LSC systems and account for a significant portion of the complexity inherent in commercial OTEC and SWAC/LSC designs.

Other major components, such as ammonia turbines, generators, and pumps, are manufactured by several multinational companies, including General Electric and Siemens.

Our Operations

For OTEC electricity-generating facilities, we intend to enter into 20- to 30-year power purchase agreements, or PPAs, pursuant to which the project would supply fixed-price, baseload electricity to satisfy the minimum demand of the purchaser’s customers. This PPA structure allows customers to plan and budget their energy costs over the life of the contract. For our SWAC/LSC systems, we intend to enter into 20- to 30-year energy service agreements, or ESAs, to supply minimum quantities of chilled water for use in a customer’s air conditioning system.

We anticipate that operations of OTEC and SWAC/LSC plants will be subcontracted to third parties that will take responsibility for ensuring the efficient operation of the plants. These arrangements may reduce our exposure to operational risk, although they may also reduce our financial return if actual operating costs are less than the subcontract payments. We cannot assure that any OTEC and SWAC/LSC plants will permit the PPAs and ESAs to yield minimum target internal rates of return. Our first projects are likely to have lower returns than subsequent projects. Variances in internal rates of return may occur due to a range of factors, including availability and structure of project financing and localized issues such as taxes, some of which may be outside of our control.

We expect our OTEC contract pricing will be charged either on an energy-only price per kWh or on the basis of a capacity payment priced per kilowatt per month and an energy usage price per kWh. We cannot assure that this pricing will enable us to recoup our funding and project costs and allow us to earn a profit.

Marketing Strategies

Our marketing and sales efforts are managed and directed by our chairman and chief executive officer, Jeremy P. Feakins, who has 35 years’ experience of senior-level sales in both commercial and governmental markets. Our marketing campaign has focused on explaining to potential customers the economic, environmental, and other benefits of OTEC and SWAC/LSC through personal contacts, industry interactions, our website, and social media channels.

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

The most significant regulations will likely be environmental and will include mitigating possible adverse effects during both the construction and operational phases of the project. However, we believe that the limited plant site disturbance of both SWAC/LSC and OTEC projects, together with the significantly lower emissions that result from these projects as compared to fossil-fuel electrical generation, will make compliance with all such regulation manageable in the normal course.

The second most significant regulations will likely involve coordination with existing infrastructure. We believe compliance with this type of regulation is a routine civil engineering coordination process that exists for all new buildings and infrastructure projects of all types. Again, we believe that the design of both SWAC/LSC and OTEC projects can readily be modified to avoid interference with existing infrastructure in most cases.

Facilities

Our principal executive offices are located at 800 South Queen Street, Lancaster, Pennsylvania 17603. Our telephone number at that address is (717) 299-1344.

Intellectual Property

We use, or intend to employ in the performance of our material contracts, intellectual property rights in relation to the design and development of OTEC plants. Our intellectual property rights can be categorized broadly as proprietary know-how, technical databases, and trade secrets comprising concept designs, plant design, and economic models. Additionally, we have applied to register the trademark TOO DEEP® at the U.S. Patent and Trademark Office for the provision of desalinated deep ocean water for consumption. The U.S. Patent and Trademark Office has approved an extension of our Notice of Allowance until 2022.

We may apply for patents for components of our intellectual property for OTEC and SWAC/LSC systems, including novel or new methodologies for cold-water piping, heat exchanges, and computer-aided design programs. We cannot assure that any patents we seek will be granted.

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

Employees

We currently have three employees, consisting of one officer, one engineer, and one finance/accounting. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes.

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

Risks Related to Our Financial Condition

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO-led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals. In these circumstances, our efforts to commercialize our technology may be delayed or otherwise negatively impacted.

The auditors’ report for the years ended December 31, 2021 and 2020, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2021 and 2020, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $2,670,637 and $6,450,457, respectively; used cash in operations of $542,630 and $827,111, respectively; had a working capital deficiency of $29,801,131 and $28,027,820, respectively; and had an accumulated deficit of $89,584,516 and $86,913,879, respectively, at December 31, 2021 and 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2021, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

We have no current project that will generate revenues in the near future.

None of our projects is at a stage of development that will allow them to generate revenues in the near future. Our project development cycles are relatively long, extending over several years as we identify a potential project site, complete negotiations with third parties, complete permitting, obtain financing, complete construction, and place a plant into service. We expect to receive a development fee of approximately 3% of the project cost from our projects, payable upon the close of project financing. Operating revenues from projects are expected to be received when the plant has been built and placed into operation. We are currently focusing on developing a U.S. Virgin Island project, but even if we develop it successfully, it will not generate revenues until several years in the future. Until we receive revenues from this or another project, we will be dependent on raising funds from external sources.

We will require substantial amounts of additional capital from external sources.

We do not have any current source of revenues or sufficient cash or other liquid resources to fund our planned activities until we receive development fees from new contracts. Accordingly, as in the past, we will need substantial amounts of capital from external sources to fund day-to-day operations and project development. We have no arrangements or commitment for such capital. We plan to continue our practice of seeking external capital through the sale of debt or equity, although we cannot assure that such efforts will be successful and the continuing COVID-19 pandemic may make it more difficult to raise additional capital. Any new investments will dilute the interests of the current stockholders. Further, new investors may require preferential financial returns, security, voting rights, or other preferences that will be superior to the rights of the holders of common stock. Alternatively, as project development advances, we may be required to sell all or a portion of our interest in one or more projects, which could reduce our retained financial interest and potential return.

Risks Related to Our Business

Our efforts to develop OTEC and SWAC/LSC plants are subject to many financial, technical, managerial, and sales risks that may make us unsuccessful.

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

14

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

Our projects are and will be complex, with a number of agreements among several parties that purchase plant outputs; provide financing; complete design, construction, and other services; design and perform regulatory compliance; and fulfill other requirements. The failure of any participant in one of our projects due to its own management, financial, operating, or other deficiencies, all of which may be outside our control, can materially and adversely affect our operations and financial results. In circumstances in which we are not the prime developer of a large-scale project involving many components in addition to our OTEC, SWAC/LSC, or other components, we would have little ability to address problems resulting from performance failures by others or implement project-wide remedial measures. The foregoing is illustrated in our Baha Mar project, which is now on hold, and may never resume, because of contract performance and financing disputes by others.

Ongoing world economic, currency-exchange, energy-price, contagious disease, and political circumstances adversely affect our project development activities.

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in international relations and the continuing COVID-19 pandemic; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for our development of our projects. It now appears that emerging markets and developing countries may be slower in vaccinating their populations against the coronavirus, which may make it more difficult for us to operate in our target markets. The possibility that principal energy prices will continue at current or even lower levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. The decline in crude oil prices from over $100 per barrel several years ago to approximately one quarter of that today has adversely affected alternative energy development. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may continue to decline.

We require substantial amounts of capital for all phases of our proposed activities.

We require substantial amounts of capital to fund efforts to identify, research, preliminarily engineer, permit, and design our projects and to negotiate PPAs for them. These costs may not be recovered, because we may not elect to complete the development of the project or because the development and operation of the project are not successful. We will rely on external capital to fund our operations, and we cannot assure that such capital will be available. Our efforts to access capital markets will be limited, particularly at the outset, because we have not yet developed and placed into operation our first plant. Accordingly, we expect that we will have to provide the potential for a significant economic return for the initial capital we obtain, which will likely dilute the interests of our existing stockholders. We expect that each project that we are able to fully develop, construct, and place into operation will require several stages and levels of debt and equity financing. For example, we expect that a 20-MW OTEC plant may require total capital expenditures of approximately $445 million, consisting of $365 million in project debt financing and $80 million in equity. We cannot assure that we will be able to obtain financing, and if obtained, such financing may be on terms that we will retain only a minority financial interest in the completed project and its operations. Our inability to obtain required financing for any activity or project could have a material adverse effect on our activities and operations.

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

Our projects will be subject to substantial regulations and policies governing energy projects, power generation, desalinated water sales, and other aspects of our OTEC and SWAC/LSC plants, which may adversely affect our ability to develop projects, and any changes in the applicable regulatory schemes may adversely affect projects that we are constructing or have constructed and are operating.

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

We may need to revise extensively our financing structure for each project, and we cannot assure that any restructured proposal would not substantially reduce our financial return or increase our risk. The financial, investment, and credit community are generally unfamiliar with OTEC and SWAC/LSC projects, which will adversely affect our financing efforts. We have no existing relationships with potential sources of debt or equity capital, and any financing sources that we may develop may be inadequate to support the anticipated capital needs of our business. Our efforts to obtain financing may be adversely affected by the fact that our projects will likely be located in developing or emerging markets. Our inability to obtain financing may force us to abandon projects in which we have invested substantial costs, which we may be unable to recover. The process of identifying new sources of debt and equity financing and agreeing on all relevant business and legal terms could be lengthy and could require us to limit the rate at which we can develop projects or reduce our financial return.

We may be exposed to political and legal risks in the developing or emerging markets in which we propose to locate plants.

Many of the markets that may be suitable for a potential OTEC or SWAC/LSC plants are located in emerging or developing countries that may have evolving and untested regulatory and legal environments for large-scale, international, commercial enterprises. Further, political instability, regime change, or other factors may increase uncertainty and instability, which in turn may adversely affect our ability to secure necessary regulatory approvals and obtain required project financing, which increases related costs and reduces our financial return. Any changes in applicable laws and regulations, including any governmental incentives, environmental requirements or restrictions, safety requirements, and similar matters, and the risk or likelihood of such a change could adversely affect the availability and cost of financing. Further, in some jurisdictions, applicable legal requirements may not have been fully tested and are still being developed in the face of modern international commercial transactions and environmental requirements, which may lead to changes in interpretation or application that may be adverse to us. Our expectations regarding the size of the potential OTEC and SWAC/LSC markets and the number of possible suitable locations may not be accurate.

Our business plan and models are based on our identification of potential suitable locations for OTEC or SWAC/LSC plants based on a preliminary evaluation of public information respecting demographic data, current power-generation costs, and local seafloor contours and seawater temperatures, which may be inaccurate. Any material inaccuracy could substantially reduce the total market available to us for plant development.

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

Our projects may face opposition from environmental groups that may oppose our development, construction, or operation of OTEC or SWAC/LSC plants. Each project is expected to have different environmental issues, especially as many of our projects are based in different settings having a wide range of environmental standards. We intend to solicit input from environmental organizations and activists early in our design process for our projects in an effort to consider appropriately these organizations’ recommendations in order to mitigate subsequent conflict or opposition, but we cannot assure that such outreach will be effective in all cases, and if it is not, opposition to our projects could increase our cost and adversely affect the results of our operations.

We may be unable to find land suitable for our projects.

Each project site requires land of differing characteristics to permit the cost-effective construction of OTEC or SWAC/LSC plants, and suitable land may not always be available. Even if available, such land may be difficult to obtain in a timely or cost-effective manner. For example, we would prefer to place OTEC power systems and facilities as close to the ocean as possible. We hope to mitigate this risk by using land owned by local governments, rather than private individuals or entities, as targeting local governments with favorable energy policies or mandates should reduce land rights risks. Our inability to secure appropriate land at a reasonable cost may render certain of our future projects economically unfeasible.

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

Our ability to meet our delivery obligations under power-generation contracts, as well as our ability to meet economic projections, will depend on our ability to maintain the efficient working order of our plants. Severe weather, natural disasters, accidents, failure of significant equipment components, inability to obtain replacement parts, failure of power transmission facilities, or other catastrophes or occurrences could materially interrupt our activities and consequently reduce our economic return. Since all our plants will be located on the shore within close proximity to deep-ocean or lake water, our plants will be subject to extraordinary natural occurrences, such as wave surges from hurricanes or typhoons, tsunamis, earthquakes, and other events, over which we will have absolutely no control. We cannot assure that we can obtain sufficient insurance to protect us from all risks resulting from such catastrophes. Further, we cannot assure that any design features or operating policies that we may use will mitigate the risks to which our plants may be exposed. Any threatened or actual events could expose us to plant shutdowns, substantial repairs, interruptions of operations, damages to our power purchasers, and similar events that could require us to incur substantial costs and significantly impair our revenues and results of operations.

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

There are no known commercial OTEC and SWAC/LSC plants in operation, so the nature and cost of insurance is difficult to predict. Insurance costs may substantially exceed the costs forecast during the planning process or budgeted during actual operations. We cannot assure that adequate insurance coverage will be available to protect us against all risks or that any related costs will be economical. Accordingly, if we are unable or cannot afford to purchase insurance against specific risks, our projects may be fully exposed to those risks, which also could have a material adverse effect on the viability of any affected plant.

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

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

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

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002 as well as to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws. As a result, we incur significant legal, accounting, and other expenses, including costs associated with our public company reporting requirements and corporate governance requirements. As an example of public reporting company requirements, we evaluate the effectiveness of disclosure controls and procedures and of our internal control over financing reporting to allow management to report on such controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M. Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. On February 25, 2022, all parties who have appeared in this case stipulated to dismiss all pending claims while leaving the Receivership established by the court in place. On the same date, the court ordered that upon a successful sale of the Ophir Collection, the net proceeds shall be distributed in accordance with the terms of the January 3, 2022 confidential settlement between the parties.

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We have recorded the amount of accrued legal settlement as of December 31, 2021. We repaid $130,000 and the balance at December 31, 2021 was $245,000. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock per quarter as reported by the OTCQB. All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ending December 31, 2022
First Quarter (through March 15, 2022)	$0.006	$0.018

Year Ended December 31, 2021
Fourth Quarter	$0.006	$0.020
Third Quarter	$0.013	$0.031
Second Quarter	$0.020	$0.040
First Quarter	$0.022	$0.094

Year Ended December 31, 2020
Fourth Quarter	$0.023	$0.036
Third Quarter	$0.026	$0.041
Second Quarter	$0.035	$0.070
First Quarter	$0.026	$0.099

On March 15, 2022, the closing price per share of our common stock as quoted on the OTCQB was $0.01. As of March 15, 2022, there were approximately 1,478 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued 34,829,587 shares of common stock to Oasis Capital, LLC, valued at $972,882, for the conversion of a portion of our notes payable to it in the amount of $419,179.

During the year ended December 31, 2021, we issued 1,693,877 shares of common stock to Oasis Capital, LLC, valued at $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. The initial commitment was 400,000 shares of common stock issued on May 22, 2018.

These securities were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. Oasis Capital, LLC is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, and confirmed the foregoing and acknowledged, in writing, that the securities were acquired and will be held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2021.

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

We currently have no source of revenue, so as we continue to incur costs, we are dependent on external funding for operations. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

We had no revenue in the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, we had salaries and wages of $830,655, compared to salaries and wages of $856,331 during the same period for 2020, a decrease of 3.0%, which is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding.

During the years ended December 31, 2021 and 2020, we recorded professional fees of $958,101 and $1,672,119, respectively, a decrease of 42.7% year over year, which is attributable to higher legal expenses related to the Memphis litigation in 2020.

General and administrative expenses were $193,125 during the year ended December 31, 2021, compared to $255,500 for the same period in 2020, a decrease of 24.4%, primarily resulting from decreases in travel expense and various office expenses.

For the year ended December 31, 2021, we issued 1,693,877 shares of common stock to Oasis Capital, LLC valued at $83,000, which is included in interest expense. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. We did not issue any stock for compensation during the year ended December 31, 2020.

Our interest expense was $1,745,194 for the year ended December 31, 2021, compared to $1,428,710 for the same period of the previous year, an increase of 22.2%. In addition to interest on our notes payable of $1,662,194 for the year ended December 31, 2021, we also incurred the $83,000 commitment fee discussed above.

Our interest expense was $1,428,710 for the year ended December 31, 2020. In addition to interest on our notes payable of $1,323,791 for the year ended December 31, 2020, we also incurred default penalties of $104,919 on two of our notes during the year ended December 31, 2020.

Our amortization of debt discount and loan fee expenses was $362,259 for the year ended December 31, 2021, compared to $212,087 for the same period of the previous year. The increase reflects the fair value of embedded conversion options related with convertible notes payable and recorded as discount, which we amortize over the life of the convertible notes payable. In addition, there was a gain on change in the fair value of the derivative liability of $1,305,482 during the year ended December 31, 2021, as compared to a loss of $2,057,177 for the same period in 2020. Also, we recorded the gain on conversion of convertible notes of $113,215 and $14,382 for the years ended December 31, 2021 and 2020, respectively. Also, in 2020, forgiveness of a Paycheck Protection Program loan of $17,085 was recognized as gain on the forgiveness of debt.

Our operations used net cash of $542,630 in 2021, as compared to $827,111 in the prior year. The decrease in cash used was primarily the result of a decrease in loss, after adjusting for noncash activities, of $463,666, partially offset by a decrease in the change in prepaid expenses and accounts payable and accrued expenses of $179,185.

Financing activities provided cash of $536,145 for our operations during the year ended December 31, 2021, as compared to providing cash of $811,310 in the prior year, a decrease of 33.9%. Proceeds from new notes payable were $540,000 in 2021, as compared to $847,085 in the prior year. Repayments of notes payable were $3,855 and $35,775 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

At December 31, 2021, our principal source of liquidity consisted of $957 of cash, as compared to $7,442 of cash at December 31, 2020. At December 31, 2021, we had negative working capital (current assets minus current liabilities) of $29,801,131. In addition, our stockholders’ deficiency was $30,027,924 at December 31, 2021, compared to stockholders’ deficiency of $28,413,169 at December 31, 2020, an increase in the deficiency of $1,614,755. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2021. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Fair Value of Derivative Liability

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using the Black-Scholes option valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liability.

Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations (see Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2021).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2021, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

As of December 31, 2021, management identified the following material weaknesses:

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

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been put on hold due to limited resources, but we anticipate a renewed focus on this effort in the future. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2021:

Name	Age	Position
Jeremy P. Feakins	68	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	57	Director
Antoinette K. Hempstead	57	Director

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

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our executive officers, a copy of which is included as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2021 and 2020, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

							Non-Equity	Non-Qualified
							Incentive	Deferred	All
	Year				Stock	Option	Plan	Compensation	Other
	Ended	Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	December 31,	$		$	$	$	$	$	$	$
Jeremy P. Feakins	2021	388,220	(1)	-	-	-	-	-	-	388,320
Principal Executive Officer
Principal Financial Officer	2020	388,220	(2)	-	-	-	-	-	-	388,320

(1)	For the fiscal year ended December 31, 2021, $383,220 of Mr. Feakins’ was accrued, but unpaid.
(2)	For the fiscal year ended December 31, 2020, $273,144 of Mr. Feakins’ was accrued, but unpaid.

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

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2021, for any executive officer.

Director Compensation

For the year ended December 31, 2021, no compensation was awarded to, earned by, or paid to our nonemployee directors. Mr. Feakins, who is our chief executive officer, did not receive compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in the above summary compensation table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2022, the name and shareholdings of each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each named executive officer and each director; and the shareholdings of all executive officers and directors as a group.  Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

Name and Address of Beneficial Owner(1)	Common Stock	Common Stock Underlying Convertible Securities(2)	Total	Percent of Class(2)
Principal Stockholders:
Jeremy Feakins (3)	8,652,482	11,169,075	19,821,557	10.7%

Directors and Named Executive Officers
Jeremy Feakins (3)	8,652,482	11,169,075	19,821,557	10.7%
Antoinette Hempstead (4)	114,925	1,000,000	1,114,925	*
Peter H. Wolfson	658,714	2,653,179	3,311,893	1.9%
All directors and executive officers as a group (3 persons)	9,426,121	15,072,254	24,248,375	12.8%

* Less than 1%
(1)	800 South Queen Street, Lancaster, PA 17603, is the address for all stockholders in the table.

(2)	Based on 174,370,469 shares of common stock issued and outstanding as of March 15, 2022.

(3)

Includes 8,288,051 shares of common stock owned of record by Jeremy P. Feakins and 353,593 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him. Also includes 5,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2022 and 6,169,075 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2022.

(4)

Includes 226 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be beneficially owned by her. Also includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2022.

(5)

Includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2022, and 1,653,179 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

For the years ended December 31, 2021 and 2020, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2021, the outstanding balance was $12,500, plus accrued interest of $4,038.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $86,738 as of December 31, 2021.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2020, or when we are otherwise able to pay. This note is in default. As of December 31, 2021, the outstanding balance was $543,093 and the accrued interest was $254,362.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. As of December 31, 2021, the note balance was $1,102,500 and the accrued interest was $852,916. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger. As of December 31, 2021, the outstanding balance of these loans was $581,880 and the accrued interest was $231,866. These notes are in default.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $887. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $879.

In the fourth quarter of 2019 and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,603. On December 7, 2019, we borrowed $5,000 from independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,604.

In the third quarter of 2021, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. On July 27, 2021, we borrowed $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $173.

On November 11, 2021, we issued a convertible promissory note to an entity controlled by Jeremy P. Feakins, our chief executive officer, in the amount of $5,000. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 30, 2023, whichever comes first. As of December 31, 2021, the total outstanding value of this loan was $2,264, net of debt discount of $2,736. The accrued interest was $56 as of December 31, 2021.

Director Independence

Peter Wolfson and Antoinette Hempstead are independent directors under Nasdaq Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees for professional services rendered to us by Liggett & Webb, P.A., our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$38,600	$31,938
Tax fees	-	-
Total Fees	$38,600	$31,938

_______________

(1)

Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020; (ii) review of our interim period financial statements for fiscal years 2021 and 2020; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Tax Services. The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC’s rules and guidance. The board of directors must specifically approve all other tax services.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing

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

OCEAN THERMAL ENERGY CORPORATION

Dated: March 30, 2022	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 30, 2022
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Peter Wolfson	Director	March 30, 2022
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 30, 2022
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

DECEMBER 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Derivative Liabilities

As described in Note 5 to the consolidated financial statements, the Company measures fair value of derivative liabilities at fair value using level three inputs. To determine fair value of derivative liabilities, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The derivative liabilities are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company's stock price, historical volatility of the Company's shares, risk-free interest rate and probability of conversion occurrence through maturity.

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

To test the fair value of derivative liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

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

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2008.

Boynton Beach, Florida

March 30, 2022

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$957	$7,442
Prepaid expenses	5,000	10,000
Total Current Assets	5,957	17,442

Total Assets	$5,957	$17,442

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$17,553,823	$14,457,379
Notes payable - related party	2,329,473	2,329,473
Convertible notes payable - related party, net	117,446	87,500
Notes payable	3,631,620	3,530,475
Convertible note payable, net	2,405,515	2,319,040
Derivative liability	3,769,211	5,321,395
Total Current Liabilities	29,807,088	28,045,262

Long-term Liabilities
Convertible note payable, net	64,888	211,110
Convertible notes payable - related party, net	3,571	15,905
Notes payable	158,334	158,334
Total Liabilities	30,033,881	28,430,611

Commitments and contingencies (See Note 8)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized,
518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001par value; 200,000,000shares authorized,
174,370,469 and 137,847,005 shares issued and outstanding, respectively	174,371	137,847
Additional paid-in capital	59,379,402	58,360,044
Accumulated deficit	(89,584,516)	(86,913,879)
Total Stockholders' Deficiency	(30,027,924)	(28,413,169)

Total Liabilities and Stockholders' Deficiency	$5,957	$17,442

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Operating Expenses
Salaries and wages	$830,655	$856,331
Professional fees	958,101	1,672,119
General and administrative	193,125	255,500
Total Operating Expenses	1,981,881	2,783,950

Loss from Operations	(1,981,881)	(2,783,950)

Other (Expenses) Income
Interest expense, net and loan default penalty	(1,745,194)	(1,428,710)
Amortization of debt discount	(362,259)	(212,087)
Change in fair value of derivative liability	1,305,482	(2,057,177)
Gain on conversion of debt	113,215	14,382
Gain on Forgiveness of debt	-	17,085
Total Other Expense	(688,756)	(3,666,507)

Loss Before Income Taxes	(2,670,637)	(6,450,457)

Provision for Income Taxes	-	-

Net Loss	$(2,670,637)	$(6,450,457)

Net Loss per Common Share Basic and Diluted	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding	158,566,304	136,330,320

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock				Common Stock
	Series B Preferred		Series C Preferred				Additional		Total
	Number of		Number of		Number of		Paid-	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	Shares	Par value	in capital	Deficit	Deficiency
Balance December 31, 2019	518,750	$519	2,300,000	$2,300	134,775,136	$134,775	$58,259,171	$(80,463,422)	$(22,066,657)
Common Stock issued for conversions of notes payable	-	-	-	-	3,071,869	3,072	100,873	-	103,945
Net Loss	-	-	-	-	-	-	-	(6,450,457)	(6,450,457)
Balance December 31, 2020	518,750	$519	2,300,000	$2,300	137,847,005	$137,847	$58,360,044	$(86,913,879)	$(28,413,169)
Common stock issued for conversions of notes payable	-	-	-	-	34,829,587	34,830	938,052	-	972,882
Common stock issued for second commitment fee	-	-	-	-	1,693,877	1,694	81,306	-	83,000
Net Loss	-	-	-	-	-	-	-	(2,670,637)	(2,670,637)
Balance December 31, 2021	518,750	$519	2,300,000	$2,300	174,370,469	$174,371	$59,379,402	$(89,584,516)	$(30,027,924)

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,670,637)	$(6,450,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(1,305,482)	2,057,177
Amortization of debt discount	362,259	212,087
Gain on conversion of debt	(113,215)	(14,382)
Gain on forgiveness of debt	-	(17,085)
Stock issued for second commitment fee	83,000	-
Penalties upon default	-	104,919
Changes in assets and liabilities:
Prepaid expense	5,000	10,000
Accounts payable and accrued expenses	3,096,445	3,270,630
Net Cash Used In Operating Activities	(542,630)	(827,111)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(35,000)
Repayment of notes payable	(3,855)	(775)
Proceeds from notes payable	105,000	520,000
Proceeds from convertible notes payable	425,000	300,000
Proceeds from convertible notes payable - related party	10,000	10,000
Proceeds from PPP loan	-	17,085
Net Cash Provided by Financing Activities	536,145	811,310

Net decrease in cash	(6,485)	(15,801)
Cash at beginning of year	7,442	23,243
Cash at End of Year	$957	$7,442

Supplemental disclosure of cash flow information
Cash paid for interest expense	$20,736	$13,222
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Convertible notes payable and accrued interest converted into common stock	$419,179	$50,000
Debt discount on notes payable	$420,214	$300,489
Common stock issued for conversion of notes payable	$972,882	$103,945
Derivative liability extinguished upon conversion of note payable	$666,916	$68,327

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation is currently in the businesses of:

•	OTEC and SWAC/LSC—designing ocean thermal energy conversion (“OTEC”) power plants and seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC/LSC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

•

EcoVillages—developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable and whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller subcommunities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups. We expect to use our technology in the development of our EcoVillages, which should add significant value to this line of business.

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

Note 2: Summary of Significant Accounting Policies

Principal Subsidiary Undertakings

Our consolidated financial statements for the years ended December 31, 2021 and 2020, include the following subsidiaries:

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and 2020, we had no cash equivalents.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities reflected in the accompanying balance sheets approximate fair value at December 31, 2021 and 2020, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under level 3 at December 31, 2021 and 2020 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2021, and 2020, no balances exceeded FDIC-insured limits.

Loss per Share

Basic loss per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. We have 125,073 and 125,073 shares issuable upon the exercise of warrants for the years ended December 31, 2021 and 2020, respectively, 16,687,500 and 16,687,500 shares issuable upon the conversion of preferred stock at December 31, 2021 and 2020, respectively, and 925,654,995 and 179,823,249 shares issuable upon the conversion of convertible notes for the years ended December 31, 2021 and 2020, respectively, that were not included in the computation of dilutive loss per share because their inclusion is antidilutive.

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

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $2,670,637 and used $542,630 of cash in operating activities for the year ended December 31, 2021. We had a working capital deficiency of $29,801,131 and a stockholders’ deficiency of $30,027,924 as of December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the US Department of Energy. Our applications focus on desalinated water, ammonia and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill which provides $162 million for Water Power Technology Office (WPTO).  About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

On December 12, 2006, we borrowed funds from the Southeast Idaho Council of Governments (SICOG), the EDA-#180 loan. The interest rate is 6.25%, and the maturity date was January 5, 2013. The remaining loan principal of $3,779 was repaid in full during 2021.

On December 23, 2009, we borrowed funds from SICOG, the EDA-#273 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal was $94,414 with accrued interest of $19,499 as of December 31, 2021. This note is in default.

On December 23, 2009, we borrowed funds from SICOG, the MICRO I-#274 loan and MICRO II-#275 loan. The interest rate is 7%, and the maturity date was December 23, 2014. The combined loan principal was $47,230 with accrued interest of $12,150 as of December 31, 2021. These notes are in default.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation and the Economic Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal was $85,821 with accrued interest of $57,704 as of December 31, 2021. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal was $50,000 with accrued interest of $28,351 as of December 31, 2021. This note is in default.

On March 12, 2015, we combined convertible notes issued in 2010, 2011, and 2012, payable to our officers and directors, in the aggregate principal amount of $320,246, plus accrued but unpaid interest of $74,134, into a single, $394,380 consolidated convertible note (the “Consolidated Note”). The Consolidated Note was assigned to JPF Venture Group, Inc., an investment entity that is majority-owned by Jeremy Feakins, our director, chief executive officer, and chief financial officer. The Consolidated Note was convertible to common stock at $0.025 per share, the approximate market price of our common stock as of the date of the issuance. On February 24, 2017, the Consolidated Note was amended to eliminate the conversion feature. The Consolidated Note bears interest at 6% per annum and is due and payable within 90 days after demand. As of December 31, 2021, the outstanding loan balance was $394,380 and the accrued but unpaid interest was $167,245 on the Consolidated Note.

During 2016 and 2015, we borrowed $75,000 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share each for $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. We have recorded a debt discount of $75,000 for the fair value derivative liability and fully amortized the debt discount. As of December 31, 2021, the outstanding balance of these notes was $75,000, plus accrued interest of $25,874.

During 2016, we borrowed $112,500 from JPF Venture Group, Inc. pursuant to promissory notes. The terms of each note are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable 90 days after demand; and (iii) payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. On February 24, 2017, the notes were amended to eliminate the conversion features. As of December 31, 2021, the outstanding balance of these notes was $112,500, plus accrued interest of $38,747.

On October 20, 2016, we borrowed $12,500 from our independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. We have recorded a debt discount of $12,500 for the fair value of derivative liability and fully amortized the debt discount. As of December 31, 2021, the outstanding note balance was $12,500, plus accrued interest of $4,038.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien on our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of December 31, 2021, the outstanding note balance was $1,000,000, plus accrued interest of $941,393. This note is in default.

During 2013, we issued Series B units. Each unit is comprised of a note agreement, a $50,000 promissory note that matures on September 30, 2023, and bears interest at 10% per annum payable annually in arrears, and a security agreement. During 2013, we issued $525,000 of 10% promissory notes. As of December 31, 2021, the loan balances were $158,334 and the accrued interest was $133,151.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 8, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of December 31, 2021, the balance outstanding was $130,000, and the accrued interest as of that date was $82,520. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of December 31, 2021, the note balance was $1,102,500 and the accrued interest was $852,916. This note is in default.

We have $300,000 in principal amount of outstanding notes due to unrelated parties, issued in 2014, in default since 2015, accruing interest at a default rate of 22%. We intend to repay the notes and accrued interest upon the Baha Mar SWAC/LSC project’s financial closing. Accrued interest totaled $447,979 as of December 31, 2021. These notes are in default.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $34,139 as of December 31, 2021. The note is in default.

On March 9, 2017, an entity owned and controlled by our chief executive officer agreed to provide up to $200,000 in working capital. The note bears interest of 10% and is due and payable within 90 days of demand. During the year ended December 31, 2017, we received an additional $2,000 and repaid $25,000. As of December 31, 2021, the balance outstanding was $177,000, plus accrued interest of $86,738.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the notes are as follows: (i) interest is payable at 6% per annum; (ii) the notes are payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the notes (principal and interest) will be repaid in full. As of December 31, 2021, the outstanding balance for the remaining three notes was $65,000, plus accrued interest of $17,410. These notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. During the year ended December 31, 2020, we repaid $35,000. As of December 31, 2021, the outstanding note balance was $543,093 and the accrued interest was $254,362. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. The notes are payable within five business days after receipt of gross proceeds of at least $1,500,000 from L2 Capital, LLC, an unaffiliated Kansas limited liability company (“L2 Capital”). We may prepay the notes in whole or in part, without penalty or premium, on or before the maturity date of July 30, 2019. As of December 31, 2021, the balance of the outstanding loans was $979,156 and the accrued interest was $350,730. These notes are in default.

On February 15, 2018, we entered into an agreement with L2 Capital for a loan of up to $565,555, together with interest at the rate of 8% per annum, which consists of up to $500,000, a prorated original issuance discount of $55,555, and $10,000 for transactional expenses to L2 Capital. L2 Capital has the right at any time to convert all or any part of the note into fully paid and nonassessable shares of our common stock at the fixed conversion price, which is equal to $0.50 per share; however, at any time on or after the occurrence of any event of default under the note, the conversion price will adjust to the lesser of $0.50 or 65% multiplied by the lowest volume weighted average price of the common stock during the 20-trading-day period ending, in L2 Capital’s sole discretion on each conversion, on either the last complete trading day prior to the conversion date or the conversion date. During the year ended December 31, 2018, we received five tranches totaling $482,222. As of December 31, 2018, we have issued warrants to purchase 56,073 shares of common stock in accordance with a nonexclusive finder’s fee arrangement. These warrants have a fair value of $2,668 based on the Black-Scholes option-pricing model. The fair value was recorded as a discount on the notes payable and is being amortized over the life of the notes payable. As of December 31, 2018, we had fully amortized $91,222 of the debt issuance cost and have recorded a debt discount of $749,026 for the fair value of derivative liability and fully amortized the debt discount. During the year ended December 31, 2019, we issued 1,936,192 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $44,733. As of December 31, 2021, we have outstanding warrants to purchase 56,073 shares of common stock. As of December 31, 2021, the outstanding balance of the original loan was $323,412, plus a default penalty and fees of $837,724, for a total of $1,161,136, and accrued interest was $885,489. On August 1, 2019, L2 Capital, LLC sold the outstanding loan balance and accrued interest on our note to Oasis Capital, LLC. The terms and conditions of the original note remain in place. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note is three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of December 31, 2021, we have outstanding warrants to purchase 2,000 shares of common stock. As of December 31, 2021, the balance outstanding was $10,000 and the accrued interest was $1,998. We have defaulted in payment of the note principal and the quarterly interest payments.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a replacement convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note is December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of December 31, 2018, we have recorded a debt discount of $665,690 for the fair value of derivative liability and fully amortized the debt discount. On August 1, 2019, Oasis Capital, LLC purchased our note payable from L2 Capital LLC. The terms and conditions of the original note remain in place. During the year ended December 31, 2019, we issued 1,800,000 shares of common stock to L2 Capital for the conversion of a portion of our notes payable in the amount of $49,614. During the year ended December 31, 2020, we issued 3,071,869 shares of common stock to Oasis Capital, LLC, with a fair value of $103,945, for the conversion of a portion of our notes payable in the amount of $50,000. We recorded a gain on conversion of $14,382. During the year ended December 31, 2021, we issued 34,829,587 shares of common stock to Oasis Capital, LLC, with a fair value of $972,882, for the conversion of a portion of our notes payable in the amount of $419,179. We recorded a gain on conversion of $113,215. As of December 31, 2021, the outstanding note balance was $623,725 and the accrued interest was $738,713. This note is in default.

On January 2, 2019, we issued a series of promissory notes totaling $310,000 to accredited investors. Proceeds from these notes were used to support the administrative and legal expenses of our lawsuit before the United District Court for the Western District of Tennessee, Ocean Thermal Energy Corporation v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, and any subsequent actions brought about as a result of or in connection with this litigation. These notes are secured against the proceeds from the litigation. The notes bear an interest rate of 17%, plus one quarter of one percent of the actual funds received from the litigation. The repayment of the principal, accrued interest, and the percentage of the litigation funds received will be paid immediately following the receipt of sufficient funds from this litigation. As of December 31, 2021, the outstanding balance of these loans is $310,000 and the accrued interest was $157,793.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. We have recorded a debt discount of $26,200 for the fair value of derivative liability which has been fully amortized. As of December 31, 2021, the balance outstanding was $26,200, and the accrued interest was $6,043. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. We have recorded a debt discount of $105,000 for the fair value of derivative liability which has been fully amortized. As of December 31, 2021, the total outstanding balances of all these loans are $95,000 to unrelated parties, and $10,000 to related parties. The accrued interest was $18,314 as of December 31, 2021. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. We have recorded a debt discount of $306,750 for the fair value of derivative liability and amortized $305,865 of the debt discount. As of December 31, 2021, the total outstanding value of these loans was $285,919, net of debt discount of $831, to unrelated parties and $19,946, net of debt discount of $54, to related parties. As of December 31, 2021, the accrued interest was $47,264.

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. We have recorded debt discount of $15,000 for the fair value of derivative liability and amortized $12,076 of debt discount. As of December 31, 2021, the total outstanding value of these loans was $12,076, net of debt discount of $2,924. The accrued interest was $1,433 as of December 31, 2021.

During the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. During the year ended December 30, 2021, we issued a series of convertible promissory notes, which totaled $145,000, and the total outstanding as of December 31, 2021, is $160,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. We have recorded a debt discount of $160,000 for the fair value of derivative liability and amortized $86,458 of debt discount. As of December 31, 2021, the total outstanding value of these loans was $86,458, net of debt discount of $73,542. The accrued interest was $10,257 as of December 31, 2021.

During the year ended December 31, 2020, we issued a series of promissory notes to accredited investors, which totaled $520,000. During the year ended December 31, 2021, we issued a series of promissory notes to accredited investors, which totaled $105,000. The notes bear simple interest on outstanding principal at the rate of 10% per annum, computed based on the actual number of days elapsed in a year of 360 days and, for each additional of $20,000 (prorated), an additional payment of 0.00125% (one eighth of one-percent) of the actual funds received (as settlement, collection, or otherwise) from possible future litigation based on fraud in the inducement claims (such future litigation hereinafter referred to as the “Phase Two Litigation”) arising from the current litigation before the United States District Court for the Western District of Tennessee and Central District of California, Ocean Thermal Energy Corp. v. Robert Coe, et al. (Case No. 2:17-cv-02343SHL-cgc and Case No. 2:19-cv-05299-VAP-JPR, respectively) (this current litigation hereinafter is referred to as the “Phase One Litigation”). Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date. The outstanding balance of these notes as of December 31, 2021, was $625,000 and the accrued interest was $81,486.

 During the year ended December 31, 2021, we issued a series of convertible promissory notes to accredited investors, that totaled $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. We have recorded a debt discount of $272,282 for the fair value of derivative liability and amortized $53,477 of debt discount. As of December 31, 2021, the total outstanding value of these loans was $64,888, net of debt discount of $215,112 to unrelated parties and $1,307, net of debt discount of $3,693 to related parties. The accrued interest was $9,318 as of December 31, 2021.

 During the year ended December 31, 2021, we issued a convertible promissory note to a related party in the amount of $5,000. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 30, 2023, whichever comes first. We have recorded a debt discount of $2,932 for the fair value of derivative liability and amortized $196 of debt discount. As of December 31, 2021, the total outstanding value of this loan was $2,264, net of debt discount of $2,736 to related parties. The accrued interest was $56 as of December 31, 2021.

On April 28, 2020, we received the proceeds from an unsecured $17,085 loan (the “PPP Loan”) through LinkBank under the Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, we will use proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 28, 2022 (the “Maturity Date”), and has a 1% interest rate. Commencing on October 28, 2020, and continuing on the same day of each following month, we must pay principal and interest payments until the Maturity Date, at which time the remaining principal and accrued interest is due in full; however, the monthly payment will not be calculated until such time as the application for forgiveness has been processed and the remaining loan amount can be determined. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties. The PPP Loan is unsecured and is a nonrecourse obligation. All or a portion of the PPP Loan may be forgiven upon application to the lender during the eight-week period beginning on the date of first disbursement for certain expenditure amounts, including payroll costs, in accordance with the requirements under the PPP. We received notice of our PPP loan and interest payments forgiveness from the Small Business Administration as of November 10, 2020. The outstanding loan balance as of December 31, 2020, was $0 and the accrued interest was $0. The forgiveness of this loan is recorded as gain on forgiveness of debt during the year ended December 31, 2020.

The following convertible note and notes payable were outstanding at December 31, 2021:

Date of	Maturity			Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 301	Related Party		Non Related Party
Issuance	Date	Interest Rate	In Default	Principal	2021	2021	2021	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	623,725	-	623,725	-	-	623,725	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	105,000	-	105,000	10,000	-	95,000	-
(6)	01/02/22	8.00%	No	306,750	306,750	885	305,865	19,946	-	285,919	-
(8)	05/12/22	8.00%	No	15,000	15,000	2,924	12,076	-	-	12,076	-
(9)	09/01/22	8.00%	No	160,000	160,000	73,542	86,458	-	-	86,458	-
(10)	08/30/23	8.00%	No	285,000	285,000	218,805	66,195	-	1,307	-	64,888
(11)	11/30/23	8.00%	No	5,000	5,000	2,736	2,264	-	2,264	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$9,009,739	$298,892	$8,710,847	$2,446,919	$3,571	$6,037,135	$223,222

(1)	Maturity date is 90 days after demand.
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from January 2, 2019 to March 23, 2019. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs., Robert Coe et al.
(5)

Notes were issued between 10/14/19 and 11/05/19. The notes bear an interest rate of 8% and mature 10/31/21. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(6)

Notes were issued between 12/09/19 and 11/25/20. The notes bear an interest rate of 8% and mature 01/02/22. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(7)

Notes were issued between 11/02/2020 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

(8)

Notes were issued between 05/14/20 and 08/11/20. The notes bear an interest rate of 8% and mature 05/12/22. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(9)

Notes were issued in November 2020 and during the first two quarters of 2021. The notes bear an interest rate of 8% and mature 09/01/22. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(10)

Notes were issued during the third quarter of 2021. The notes bear an interest rate of 8% and mature 08/30/23. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(11)

Note was issued during November of 2021. The note bears an interest rate of 8% and matures 11/30/23. It can be converted into 250,000 shares of common stock. It can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

*	Default interest rate.

The following convertible note and notes payable were outstanding at December 31, 2020:

					Principal at	Discount at	Carrying Amount at	Related Party		Non Related Party
Date of Issuance	Maturity Date	Interest Rate	In Default	Original Principal	December 31, 2020	December 31, 2020	December 31, 2020	Current	Long-Term	Current	Long-Term
12/12/06	01/05/13	6.25%	Yes	58,670	3,779	-	3,779	-	-	3,779	-
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,480	-	94,480	-	-	94,480	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,619	-	23,619	-	-	23,619	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000		-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	50,000	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	No	10,000	10,000	-	10,000	-	-	10,000
12/14/18	12/22/18	24.00%*	Yes	474,759	1,042,905	-	1,042,905	-	-	1,042,905	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/21	8.00%	No	26,200	26,200	9,845	16,355	-	-	-	16,355
(5)	10/31/21	8.00%	No	105,000	105,000	43,361	61,639	-	5,916	-	55,723
(6)	(6)	8.00%	No	336,750	336,750	187,729	149,021	-	9,989	-	139,032
(7)	(7)	10.00%	No	520,000	520,000	-	520,000	-	-	520,000	-
				$9,381,768	$8,892,773	$240,935	$8,651,838	$2,416,973	$15,905	$5,849,516	$369,444

(1)	Maturity date is 90 days after demand.
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from January 2, 2019 to March 23, 2019. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs., Robert Coe et al.
(5)

Notes were issued between 10/14/19 and 11/05/19. The notes bear an interest rate of 8% and mature 10/31/21.

They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(6)

Notes were issued between 12/09/19 and 02/17/20. The notes bear an interest rate of 8% and $306,750 mature 01/02/22; $15,000 mature on 05/12/22; and $15,000 mature on 09/01/22. They can be converted into 250,000 shares of common stock. They can be converted when the stock closing price reaches $1 or on the maturity, whichever occurs first.

(7)

Notes were issued between 05/12/20 and 6/25/20. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

*	Default interest rate.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum principal payments of convertible notes and notes payable at December 31, 2021:

2022	$8,561,405
2023	448,334
Total	$9,009,739

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

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using the Black-Scholes option valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liability.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value at December 31,	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, December 31, 2021	$3,769,211	$-	$-	$3,769,211
Derivative Liability, December 31, 2020	$5,321,395	$-	$-	$5,321,395

The reconciliation of the derivative liability for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended December 31
	2021	2020
Derivative liability as of January 1	$5,321,395	$3,032,056
Addition to derivative instruments	420,214	300,489
Derivative liability extinguished upon conversion of notes payable	(666,916)	(68,327)
Change in fair value of derivative liability	(1,305,482)	2,057,177
Derivative liability as of December 31	$3,769,211	$5,321,395

The change in fair value of the derivative liability for the years ended December 31, 2021 and 2020 is comprised of the following:

	For the Years Ended December 31
	2021	2020
Day one loss on valuation	$97,861	$659,885
Gains/(losses) from the change in fair value of derivative liability	(1,403,343)	1,397,292
Change in fair value of derivative liability*	$(1,305,482)	$2,057,177

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

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Years Ended December 31
	2021	2020
Expected dividends	0%	0%
Expected volatility	77% - 326%	110% - 342%
Risk free interest rate	0.03% - 0.73%	0.09% - 0.17%
Expected term (in years)	0.08– 2.56years	0.25– 2.81 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2021, we issued 34,829,587 shares of common stock to Oasis Capital, LLC with a fair value of $972,882 for the conversion of a portion of our notes payable in the amount of $419,179.

During the year ended December 31, 2021, we issued 1,693,877 shares of common stock to Oasis Capital, LLC valued at $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. The initial commitment was 400,000 shares of common stock issued on May 22, 2018.

During the year ended December 31, 2020, we issued 3,071,869 shares of common stock to Oasis Capital, LLC with a fair value of $103,945, for the conversion of a portion of our notes payable in the amount of $50,000.

Preferred Stock

On December 31, 2021, our board of directors approved a resolution authorizing the withdrawal of the certificate of designation of our Series A preferred stock. No shares were outstanding at the time of withdrawal.

Our board of directors has approved the following issuances of Preferred Stock:

Series B Preferred Stock (authorized June 3, 2019) – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2021 and 2020, 518,750 shares of Series B Preferred Stock have been issued.

Series C Preferred Stock (authorized June 3, 2019) – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2021 and 2020, 2,300,000 shares of Series C Preferred Stock have been issued.

Series D Preferred Stock (authorized December 31, 2021) – We are authorized to issue 1,000 shares of Series D Preferred Stock with a par value of $0.001. These shares will have voting rights alongside the common stock and each share of Series D Preferred Stock will be convertible into 200,000 shares of our common stock as set forth in the certificate of designation. Each share of Series D Preferred Stock shall be converted automatically upon the effectiveness of a registration statement registering the resale of the common stock to be issued upon the conversion of the Series D Preferred Stock, or at any time following a merger or consolidation of the Corporation with or into an unaffiliated entity or the sale of all or substantially all of the assets of the Corporation to an unaffiliated third party, at the election of the holder. As of December 31, 2021, no shares of Series D Preferred Stock have been issued.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the years ended December 31, 2021 and 2020:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2019	350,073	$0.18
Granted	-	-
Exercised	-	-
Forfeited	(225,000)	0.03
Balance at December 31, 2020	125,073	$0.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2021	125,073	$0.13
Exercisable at December 31, 2021	125,073	$0.13

During the years ended December 31, 2021 and 2020, no warrants were exercised. The aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.006 per share on December 31, 2021. Of the total warrants outstanding on December 31, 2021, warrants to purchase 125,073 shares had no intrinsic value, as the price of the stock on that date was lower than the exercise price.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2021 and 2020 (computed by applying the U.S. federal corporate tax rate of 21% to income before taxes) as follows:

	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.9)%	(7.9)%
Non-deductible items	(11.4)%	10.0%
Valuation allowance	40.3%	18.9%
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2021	2020
Impairment	$2,358,860	$2,358,860
Accrued Compensation	1,335,457	1,146,038
Operating loss carryforwards	10,028,500	9,140,795
Gross deferred tax assets	13,722,817	12,645,693
Valuation allowance	(13,722,817)	(12,645,693)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $20.9 million. This loss is allowed to be offset against future income through 2037. We have net operating loss carryforwards of approximately $13.8 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2021. The change in the valuation allowance for the years ended December 31, 2021 and 2020, was an increase of $1.08 million and $1.22 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. We have issued warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for a total outstanding of warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $219 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

Litigation

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M. Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. On February 25, 2022, all parties who have appeared in this case stipulated to dismiss all pending claims while leaving the Receivership established by the court in place.  On the same date, the court ordered that upon a successful sale of the Ophir Collection, the net proceeds shall be distributed in accordance with the terms of the January 3, 2022 confidential settlement between the parties.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We have recorded the amount of accrued legal settlement as of December 31, 2021. We repaid $130,000 and the balance at December 31, 2021 was $245,000. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid.

NOTE 9 – CONSULTING AGREEMENTS

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of December 31, 2021, we have not issued the shares. As of December 31, 2021, and 2020, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of December 31, 2021, we have not issued the shares and have accrued the amount.

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

NOTE 11 – RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2021 and 2020, we paid rent of $120,000 and $120,000, respectively, to a company controlled by our chief executive officer under an operating lease agreement.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. The conversion was recorded at historical cost due to the related-party nature of the transaction. As of December 31, 2021, the note balance was $1,102,500 and the accrued interest was $852,916. This note is in default.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $86,738 as of December 31, 2021.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. As of December 31, 2021, the outstanding balance was $543,093 and the accrued interest was $254,362. During year ended December 31, 2020, we repaid $35,000. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the Merger in 2017. As of December 31, 2021, the outstanding balance of these loans was $581,880 and the accrued interest was $231,866. All these notes are in default.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2021, the outstanding balance was $12,500, plus accrued interest of $4,038.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $887. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $879.

In the fourth quarter of 2019, and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed an additional $5,000 from Jeremy P. Feakins, our chief executive officer. As of December 31, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,603. On December 7, 2019, we borrowed $5,000 from an independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loans was $10,000 and the accrued interest was $1,604.

In the third quarter of 2021, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. On July 27, 2021, we borrowed $5,000 from an independent director. As of December 31, 2021, the outstanding balance of his loan was $5,000 and the accrued interest was $173.

On November 11, 2021, we issued a convertible promissory note to an entity controlled by Jeremy P. Feakins, our chief executive officer, in the amount of $5,000. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on of the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 30, 2023, whichever comes first. As of December 31, 2021, the total outstanding value of this loan was $2,264, net of debt discount of $2,736. The accrued interest was $56 as of December 31, 2021.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021:

•         We sold 115 shares of our Series D Preferred Stock for cash proceeds of $230,000.

•         We issued 35 shares of Series D Preferred Stock as payment for a loan of $50,000 and related accrued interest of $19,228.

