Form 10-K/A
period 2021-12-31
Ocean Thermal Energy Corp
filed 2022-05-05
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

DOCUMENTS INCORPORATED BY REFERENCE: None

/s/ Liggett & Webb, P.A.	Boynton Beach, Florida	PCAOB ID# 287

EXPLANATORY NOTE

This annual report on Form 10-K/A (Amendment No. 1) amends the annual report on Form 10-K of Ocean Thermal Energy Corporation for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 30, 2022 (the “Original Filing”), for the sole purpose of including Exhibit 31.1, Section 302 Certification of Principal Executive Officer Pursuant to Rule 13a14, Exhibit 31.2, Section 302 Certification of Principal Financial Officer Pursuant to Rule 13a14, Exhibit 32.1, Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Exhibit 32.2, Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the Original Filing. Except as discussed above, we have not modified or updated disclosures presented in the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

2

(b)	The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc., dated May 15, 2006	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.02	Bylaws	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
3.04	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 6, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.05	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.06	Certificate of Amendment to Articles of Incorporation dated May 8, 2018	Incorporated by reference from the Current Report on Form 8-K filed May 12, 2018
3.07	Certificate of Designation filed with the Nevada Secretary of State on June 6, 2019	Incorporated by reference from the Quarterly Report for the quarter ended June 30, 2019, filed August 13, 2019
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Stock Certificate	Incorporated by reference from the Registration Statement on Form S-8 filed August 25, 2018
Item 10	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the Current Report on Form 8-K filed June 8, 2015
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed March 1, 2016
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 24, 2016
10.31	Amendment to Convertible Promissory Notes dated February 24, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 2, 2018
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 1, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 10, 2018
10.36	Note and Warrant Purchase Agreement dated December 28, 2018	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018

3

Exhibit Number*	Title of Document	Location

10.37	Form of Unsecured Promissory Note	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.38	Form of Unsecured Common Stock Purchase Warrant	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.42	Securities Purchase Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.43	Senior Secured Promissory Note dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.44	Security Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.45	Common Stock Purchase Warrant dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.46	Common Stock Purchase Warrant dated February 16, 2018, issued to Craft Capital Management, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.47	Lease Agreement between Ocean Thermal Energy Corporation and Queen Street Development Partners 1, LP, as amended	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.48	Employment Agreement with Jeremy P. Feakins dated January 1, 2011**	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

4

Exhibit Number*	Title of Document	Location

10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a) Certifications
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022
101.SCH	XBRL Taxonomy Extension Schema	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022
101.LAB	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference from the Annual Report for the year ended December 31, 2021, filed March 30, 2022

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

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCEAN THERMAL ENERGY CORPORATION

Dated: May 3, 2022	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

6