Form 10-Q
period 2022-03-31
Ocean Thermal Energy Corp
filed 2022-05-13
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2021, issuer had 174,370,469 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash	$31,450	$957
Prepaid expenses	5,000	5,000
Total Current Assets	36,450	5,957

Total Assets	$36,450	$5,957

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$18,140,374	$17,553,823
Notes payable - related party	2,329,473	2,329,473
Convertible notes payable - related party, net	117,500	117,446
Notes payable	3,581,620	3,631,620
Convertible notes payable, net	2,405,466	2,405,515
Derivative liability	5,534,373	3,769,211
Total Current Liabilities	32,108,806	29,807,088

Long-term Liabilities
Convertible notes payable, net	96,783	64,888
Convertible notes payable - related party, net	4,470	3,571
Notes payable	158,334	158,334
Total Liabilities	32,368,393	30,033,881

Commitments and contingencies (See Note 7)	-	-

Stockholders’ Deficiency

Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding, respectively	519	519

Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300

Preferred Stock, Series D, $0.001 par value; 1,000 shares authorized, 173 and no shares issued and outstanding, respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized,174,370,469 and 174,370,469 shares issued and outstanding, respectively	174,371	174,371
Additional paid-in capital	59,725,402	59,379,402
Accumulated deficit	(92,234,535)	(89,584,516)
Total Stockholders’ Deficiency	(32,331,943)	(30,027,924)

Total Liabilities and Stockholders’ Deficiency	$36,450	$5,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	2022	2021
Operating Expenses
Salaries and wages	$202,778	$194,343
Professional fees	130,789	357,057
General and administrative	53,013	52,567
Total Operating Expenses	386,580	603,967

Loss from Operations	(386,580)	(603,967)

Other (Expenses) Income
Interest expense, net	(434,253)	(470,766)
Amortization of debt discount	(62,799)	(70,250)
Change in fair value of derivative liability	(1,768,654)	(295,642)
Gain on conversion of debt	2,267	7,527
Total Other Expense	(2,263,439)	(829,131)

Loss Before Income Taxes	(2,650,019)	(1,433,098)

Provision for Income Taxes	-	-

Net Loss	$(2,650,019)	$(1,433,098)

Net Loss per Common Share Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	174,370,469	143,651,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance December 31, 2020	2,818,750	$2,819	137,847,005	$137,846	$58,360,045	$(86,913,879)	$(28,413,169)
Common Stock issued for conversions of notes payable	-	-	7,329,587	7,331	341,550	-	348,881
Common Stock issued for second commitment fee	-	-	1,693,877	1,694	81,306	-	83,000
Net Loss	-	-	-	-	-	(1,433,098)	(1,433,098)
Balance March 31, 2021 (Unaudited)	2,818,750	$2,819	146,870,469	$146,871	$58,782,901	$(88,346,977)	$(29,414,386)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance December 31, 2021	2,818,750	$2,819	174,370,469	$174,371	$59,379,402	$(89,584,516)	$(30,027,924)
Series D Preferred Stock issued for cash	120	-	-	-	240,000	-	240,000
Series D Preferred Stock issued for conversion of notes and interest	53	-	-	-	106,000	-	106,000
Net Loss	-	-	-	-	-	(2,650,019)	(2,650,019)
Balance March 31, 2022 (Unaudited)	2,818,923	$2,819	174,370,469	$174,371	$59,725,402	$(92,234,535)	$(32,331,943)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(2,650,019)	$(1,433,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,768,654	295,642
Amortization of debt discount	62,799	70,250
Gain on conversion of debt	(2,267)	(7,527)
Stock issued for second commitment fee	-	83,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	611,326	875,369
Net Cash Used In Operating Activities	(209,507)	(116,364)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(3,855)
Proceeds from notes payable	-	105,000
Proceeds from convertible notes payable	-	85,000
Proceeds from sale of preferred stock	240,000	-
Net Cash Provided by Financing Activities	240,000	186,145

Net increase in cash	30,493	69,781
Cash at beginning of period	957	7,442
Cash at End of Period	$31,450	$77,223

Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,160	$1,260
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for conversion of notes and accrued interest	$106,000	$-
Convertible notes payable and accrued interest converted into common stock	$-	$115,000
Convertible notes payable and accrued interest converted into preferred stock	$35,547	$-
Notes payable and accrued interest converted into preferred stock	$69,228	$-
Debt discount on notes payable	$-	$85,000
Common stock issued for conversion of notes payable	$-	$348,881
Derivative liability extinguished upon conversion of note payable	$3,492	$241,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are currently in the businesses of:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the company and its wholly-owned subsidiaries Ocean Thermal Energy Bahamas Ltd., OTE BM Ltd. and OCEES International Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of equity-based transactions, valuation of derivative liabilities, and valuation of deferred tax assets.

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2022 and December 31, 2021.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at March 31, 2022 and December 31, 2021, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at March 31, 2022 and December 31, 2021 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2022 and December 31, 2021, no balances exceeded FDIC-insured limits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2022 and 2021, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Shares underlying warrants outstanding	125,073	125,073
Shares underlying convertible notes outstanding	836,965,080	180,123,240
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	853,777,653	196,935,813

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $2,650,019 and used $209,507 of cash in operating activities for the three months ended March 31, 2022. We had a working capital deficiency of $32,072,356 and a stockholders’ deficiency of $32,331,943 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the US Department of Energy. Our applications focus on desalinated water, ammonia and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the three months ended March 31, 2022, $80,000 of notes and $24,775 of related accrued interest was converted into 53 shares of Series D Preferred Stock.

During the three months ended March 31, 2021, $115,000 of notes were converted into 7,329,587 shares of common stock.

The following convertible notes and notes payable were outstanding at March 31, 2022:

Date of	Maturity				Original	Principal at March 31,	Discount at March 31,	Carrying Amount at March 31	Related Party		Non Related Party
Issuance	Date	Interest Rate		In Default	Principal	2022	2022	2022	Current	Long- Term	Current	Long- Term
12/01/07	09/01/15	7.00%		Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%		Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%		Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%		Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%		Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%		Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%		No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%		Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%		Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00	% *	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00	%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%		No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%		Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%		No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%		No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%		No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%		No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%		No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%		No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%		No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%		Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%		Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%		Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%		Yes	979,156	929,156	-	929,156	-	-	929,156	-
11/06/17	12/31/18	10.00%		Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00	%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%		Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00	%*	Yes	474,759	623,725	-	623,725	-	-	623,725	-
01/02/19	(4)	17.00%		No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%		Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%		Yes	105,000	95,000	-	95,000	10,000	-	85,000	-
(6)	01/02/22	8.00%		Yes	306,750	286,750	-	286,750	20,000	-	266,750	-
(8)	05/12/22	8.00%		No	15,000	15,000	930	14,070	-	-	14,070	-
(9)	09/01/22	8.00%		No	160,000	160,000	46,416	113,584	-	-	113,584	-
(10)	08/30/23	8.00%		No	285,000	285,000	186,362	98,638	-	1,855	-	96,783
(11)	11/30/23	8.00%		No	5,000	5,000	2,385	2,615	-	2,615	-	-
(7)	(7)	10.00%		No	625,000	625,000	-	625,000	-	-	625,000	-
					$9,850,598	$8,929,739	$236,093	$8,693,646	$2,446,973	$4,470	$5,987,086	$255,117

(1)	Maturity date is 90 days after demand.
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from 01/02/19 to 03/23/19. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs., Robert Coe et al.
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

(7)

Notes were issued between 11/02/2020 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Robert Coe, et al Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Robert Coe, et al Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

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

*	Default interest rate.

The following convertible notes and notes payable were outstanding at December 31, 2021:

Date of	Maturity			Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31	Related Party		Non Related Party
Issuance	Date	Interest Rate	In Default	Principal	2021	2021	2021	Current	Long- Term	Current	Long- Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	623,725	-	623,725	-	-	623,725	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	105,000	-	105,000	10,000	-	95,000	-
(6)	01/02/22	8.00%	No	306,750	306,750	885	305,865	19,946	-	285,919	-
(8)	05/12/22	8.00%	No	15,000	15,000	2,924	12,076	-	-	12,076	-
(9)	09/01/22	8.00%	No	160,000	160,000	73,542	86,458	-	-	86,458	-
(10)	08/30/23	8.00%	No	285,000	285,000	218,805	66,195	-	1,307	-	64,888
(11)	11/30/23	8.00%	No	5,000	5,000	2,736	2,264	-	2,264	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$9,009,739	$298,892	$8,710,847	$2,446,919	$3,571	$6,037,135	$223,222

(1)	Maturity date is 90 days after demand.
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from 01/02/19 to 03/23/19. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs. Robert Coe, et al.
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

(7)

Notes were issued between 11/02/2020 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Robert Coe, et al Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Robert Coe, et al Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

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

NOTE 5 – DERIVATIVE LIABILITY

We measure the fair value of our assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, March 31, 2022 (Unaudited)	$5,534,373	$-	$-	$5,534,373
Derivative Liability, December 31, 2021	$3,769,211	$-	$-	$3,769,211

The reconciliation of the derivative liability for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31
	2022	2021
Derivative liability, beginning of period	$3,769,211	$5,321,395
Addition to derivative instruments	-	85,000
Derivative liability extinguished upon conversion of notes payable	(3,492)	(241,408)
Change in fair value of derivative liability	1,768,654	295,642
Derivative liability, end of period	$5,534,373	$5,460,629

The change in fair value of the derivative liability for the three months ended March 31, 2022 and 2021 is comprised of the following:

	For the Three Months Ended March 31
	2022	2021
Day one loss on valuation	$-	$85,000
Losses from the change in fair value of derivative liability	1,768,654	210,642
Change in fair value of derivative liability*	$1,768,654	$295,642

               * Gains related to the revaluation of Level 3 financial liabilities is included in “Change in fair value of derivative liability” in the accompanying unaudited condensed consolidated statement of operations.

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Three Months Ended March 31
	2022	2021
Expected dividends	0%	0%
Expected volatility	184%-247%	180%-469%
Risk free interest rate	0.52%-2.28%	0.01%-0.29%
Expected term (in years)	0.25– 1.67 years	0.25– 3.56 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

For the three months ended March 31, 2021, we issued 7,329,587 shares of common stock with a fair value of $348,881 for the conversion of a portion of our notes payable in the amount of $115,000.

On March 31, 2021, we issued 1,693,877 shares of common stock with a fair value of $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018.

There were no common stock transactions during the three months ended March 31, 2022.

Preferred Stock

During the three months ended March 31, 2022, we issued 120 shares of Series D Preferred Stock for cash proceeds of $240,000.

During the three months ended March 31, 2022, we issued 53 shares of Series D Preferred Stock upon conversion of $80,000 of notes and $24,775 of related accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We have recorded the amount of accrued legal settlement as of March 31 2022. We have repaid $160,000 and the balance at March 31, 2022 was $215,000. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid.

NOTE 8 – RELATED-PARTY TRANSACTIONS

For each of the three months ended March 31, 2022 and 2021, we paid rent of $30,000 to a company controlled by our chief executive officer under an operating lease agreement.

From time to time, the Company enters into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related party notes was $1,490,390 and $1,435,120 at March 31, 2022 and December 31, 2021, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022:

We issued 5 shares of Series D Preferred Stock to our Chief Executive Officer for cash proceeds of $10,000.

We issued 59 shares of Series D Preferred Stock upon conversion of $90,000 of notes and $27,900 of related accrued interest.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

We had no revenue in the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, we had salaries and wages of $202,778, compared to salaries and wages of $194,343 during the same three-month period for 2021, an increase of 4.3%.

During the three months ended March 31, 2022 and 2021, we recorded professional fees of $130,789 and $357,057, respectively, a decrease of 63.4%. During the first quarter of 2021, our legal fees were higher due to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $53,013 during the three months ended March 31, 2022, compared to $52,567 for the same three-month period for 2021.

Our interest expense was $434,253 for the three months ended March 31, 2022, compared to $470,766 for the same period for 2021, a decrease of 7.8%. This change was due to a decrease in stock-based financing fee of $83,000, partially offset by increased debt and higher interest rates on defaulted notes.

Our debt discount amortization was $62,799 for the three months ended March 31, 2022, compared to $70,250 for the same period of the previous year. The decrease of 10.6% is due to full amortization of discount on debt that became due during the periods. There was an increase in the fair value of the derivative liability of $1,768,654 during the three months ended March 31, 2022, compared to a $295,642 increase for the 2021 period, a 498.2% increase period over period, such increases resulting primarily from the changes in the market value of our common stock during the periods. There was a gain of $2,267 on the conversion of debt during the three months ended March 31, 2022, as compared to $7,527 in the same period of 2021.

Liquidity and Capital Resources

At March 31, 2022, our principal source of liquidity consisted of $31,450 of cash, as compared to $957 of cash at December 31, 2021. At March 31, 2022, we had negative working capital (current assets minus current liabilities) of $32,072,356. In addition, our stockholders’ deficiency was $32,331,943 at March 31, 2022, compared to stockholders” deficiency of $30,027,924 at December 31, 2021, an increase in the deficiency of $2,304,019, resulting from a loss of $2,650,019 for the three-month period, partially offset by an increase in equity resulting from the issuance of preferred stock in the amount of $346,000. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $209,507 during the three months ended March 31, 2022, as compared to using net cash of $116,364 during the three months ended March 31, 2021, an increase of 80%. The increase in net cash used in operations is due to the overall increase in net loss of approximately $1.2 million and the change in accounts payable and accrued expenses of $0.3 million, offset by the increase in the change in the fair value of derivative liability and other noncash items of $1.4 million, as compared to the 2021 period.

Financing activities provided cash of $240,000 for our operations during the three months ended March 31, 2022, as compared to $186,145 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $240,000 in proceeds from the sale of preferred stock. Proceeds from new notes payable were $190,000 in the three months ended March 31, 2021, and repayments of notes payable were $3,855 for the 2021 period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have experienced recurring losses and we had a net loss of $2,650,019 and used $209,507 of cash in operating activities for the three months ended March 31, 2022. We had a working capital deficiency of $32,072,356 and a stockholders’ deficiency of $32,331,943 as of March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sales and obtain external funding for our projects under development. We continue to apply for grant funding from the US Department of Energy. Our applications focus on desalinated water, ammonia and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of the date of this report.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M. Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. On February 25, 2022, all parties who have appeared in this case stipulated to dismiss all pending claims while leaving the receivership established by the court in place. On the same date, the court ordered that upon a successful sale of the Ophir Collection, the net proceeds shall be distributed in accordance with the terms of the January 3, 2022, confidential settlement between the parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we issued 120 shares of Series D Preferred Stock for cash proceeds of $240,000.

During the three months ended March 31, 2022, we issued 53 shares of Series D Preferred Stock upon conversion of $80,000 of notes and $24,775 of related accrued interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $59,206 as of March 31, 2022. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $28,976 as of March 31, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,414 and the accrued interest is $18,084 as of March 31, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $5,262 as of March 31, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,610 and the accrued interest is $6,882 as of March 31, 2022. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of March 31, 2022, the outstanding note balance was $1,000,000, plus accrued interest of $966,393. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of March 31, 2022, the note balance outstanding was $130,000, and the accrued interest as of that date was $85,120. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of March 31, 2022, the note balance was $1,102,500 and the accrued interest was $880,478. This note is in default.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $464,479 as of March 31, 2022. As of March 31, 2022, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $35,389 as of March 31, 2022. As of the date of this report, the note is in default

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of March 31, 2022, the outstanding balance of these notes was $65,000, plus accrued interest of $18,372. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of March 31, 2022, the outstanding note balance was $543,093 and the accrued interest was $267,939. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of March 31, 2022, the balance of the notes outstanding was $929,156 and the accrued interest was $353,496. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $976,325 as of March 31, 2022. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of March 31, 2022, the outstanding note balance was $623,725, which includes a default penalty, and the accrued interest was $819,340. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of March 31, 2022, the balance outstanding was $10,000 and the accrued interest was $2,148. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of March 31, 2022, the balance outstanding was $26,200, and the accrued interest was $6,689. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of March 31, 2022, the total outstanding balances of all these loans are $95,000 and accrued interest was $18,464. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As March 31, 2022, the total outstanding balance of these loans was $286,750 and accrued interest was $48,229. These notes are in default.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	XBRL Taxonomy Extension Schema	This filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

OCEAN THERMAL ENERGY CORPORATION

Date: May 13, 2022	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

