Form 10-Q
period 2022-06-30
Ocean Thermal Energy Corp
filed 2022-08-15
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, issuer had 179,370,469 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets
Cash	$856	$957
Prepaid expenses	5,000	5,000
Total Current Assets	5,856	5,957

Total Assets	$5,856	$5,957

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$18,876,261	$17,553,823
Notes payable - related party	2,329,473	2,329,473
Convertible notes payable - related party, net	107,500	117,446
Notes payable	3,511,620	3,631,620
Convertible notes payable, net	2,358,749	2,405,515
Derivative liability	5,461,556	3,769,211
Total Current Liabilities	32,645,159	29,807,088

Long-term Liabilities
Convertible notes payable, net	129,032	64,888
Convertible notes payable - related party, net	5,380	3,571
Notes payable	158,334	158,334
Total Liabilities	32,937,905	30,033,881

Commitments and contingencies (See Note 7)	-	-

Stockholders’ Deficiency

Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding, respectively	519	519

Preferred Stock, Series C, $0.001par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300

Preferred Stock, Series D, $0.001 par value; 1,000 shares authorized, 278 and no shares issued and outstanding, respectively	-	-

Common stock, $0.001 par value; 200,000,000 shares authorized,179,370,469 and 174,370,469 shares issued and outstanding, respectively	179,371	174,371
Additional paid-in capital	60,040,402	59,379,402
Accumulated deficit	(93,154,641)	(89,584,516)
Total Stockholders’ Deficiency	(32,932,049)	(30,027,924)

Total Liabilities and Stockholders’ Deficiency	$5,856	$5,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Expenses
Salaries and compensation	$207,485	$210,213	$410,263	$418,231
Professional fees	143,639	206,556	274,428	563,613
General and administrative	38,639	56,409	91,652	95,301
Total Operating Expenses	389,763	473,178	776,343	1,077,145

Loss from Operations	(389,763)	(473,178)	(776,343)	(1,077,145)

Other Income (Expenses)
Interest expense, net	(448,069)	(408,889)	(882,322)	(879,655)
Amortization of debt discount	(61,517)	(76,226)	(124,316)	(146,476)
Change in FV of derivative liability	(54,089)	1,360,990	(1,822,743)	1,065,348
Gain on conversion of debt	33,332	37,519	35,599	45,046
Total Other Income (Expense)	(530,343)	913,394	(2,793,782)	84,263

Income (Loss) Before Income Taxes	(920,106)	440,216	(3,570,125)	(992,882)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(920,106)	$440,216	$(3,570,125)	$(992,882)

Net Income (Loss) per Common Share - Basic	$(0.01)	$0.00	$(0.02)	$(0.01)

Net Loss per Common Share - Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic	176,403,436	157,502,337	175,392,568	150,912,815

Weighted Average Number of Common Shares Outstanding - Diluted	176,403,436	329,789,028	175,392,568	150,912,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2020	2,818,750	$2,819	137,847,005	$137,847	$58,360,044	$(86,913,879)	$(28,413,169)
Common Stock issued for conversions of notes payable	-	-	19,829,587	19,830	683,051	-	702,881
Common Stock issued for second commitment fee	-	-	1,693,877	1,694	81,306	-	83,000
Net Loss	-	-	-	-	-	(992,882)	(992,882)
Balance June 30, 2021 (Unaudited)	2,818,750	$2,819	159,370,469	$159,371	$59,124,401	$(87,906,761)	$(28,620,170)

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2021	2,818,750	$2,819	174,370,469	$174,371	$59,379,402	$(89,584,516)	$(30,027,924)
Series D Preferred Stock issued for cash	135	-	-	-	270,000	-	270,000
Series D Preferred Stock issued for conversion of notes and interest	143	-	-	-	286,000	-	286,000
Common Stock issued for conversions of notes payable	-	-	5,000,000	5,000	105,000	-	110,000
Net Loss	-	-	-	-	-	(3,570,125)	(3,570,125)
Balance June 30, 2022 (Unaudited)	2,819,028	$2,819	179,370,469	$179,371	$60,040,402	$(93,154,641)	$(32,932,049)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Unaudited) FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance March 31, 2021 (Unaudited)	2,818,750	$2,819	146,870,469	$146,871	$58,782,901	$(88,346,977)	$(29,414,386)
Common Stock issued for conversions of notes payable	-	-	12,500,000	12,500	341,500	-	354,000
Net Income	-	-	-	-	-	440,216	440,216
Balance June 30, 2021 (Unaudited)	2,818,750	$2,819	159,370,469	$159,371	$59,124,401	$(87,906,761)	$(28,620,170)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance March 31, 2022 (Unaudited)	2,818,923	$2,819	174,370,469	$174,371	$59,725,402	$(92,234,535)	$(32,331,943)
Series D Preferred Stock issued for cash	15	-	-	-	30,000	-	30,000
Series D Preferred Stock issued for conversion of notes and interest	90	-	-	-	180,000	-	180,000
Common Stock issued for conversions of notes payable	-	-	5,000,000	5,000	105,000	-	110,000
Net Loss	-	-	-	-	-	(920,106)	(920,106)
Balance June 30, 2022 (Unaudited)	2,819,028	$2,819	179,370,469	$179,371	$60,040,402	$(93,154,641)	$(32,932,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(3,570,125)	$(992,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,822,743	(1,065,348)
Amortization of debt discount	124,316	146,476
Gain on conversion of debt	(35,599)	(45,046)
Stock issued for second commitment fee	-	83,000
Changes in assets and liabilities:
Prepaid expense	-	10,000
Accounts payable and accrued expenses	1,388,564	1,618,323
Net Cash Used In Operating Activities	(270,101)	(245,477)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(3,855)
Proceeds from notes payable	-	105,000
Proceeds from convertible notes payable	-	145,000
Proceeds from sale of preferred stock	270,000	-
Net Cash Provided by Financing Activities	270,000	246,145

Net increase (decrease) in cash	(101)	668
Cash at beginning of period	957	7,442
Cash at End of Period	$856	$8,110

Supplemental disclosure of cash flow information
Cash paid for interest expense	$10,293	$1,260
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for conversion of notes and accrued interest	$286,000	$-
Common stock issued for conversion of notes payable	$110,000	$702,881
Convertible notes payable and accrued interest converted into common stock	$20,075	$286,600
Convertible notes payable and accrued interest converted into preferred stock	$100,945	$-
Related party convertible notes payable and accrued interest converted into preferred stock	$12,043	$-
Notes payable and accrued interest converted into preferred stock	$168,138	$-
Debt discount on notes payable	$-	$145,000
Derivative liability extinguished upon conversion of note payable	$130,398	$461,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

We are currently in the businesses of:

•

OTEC and SWAC/LSC-designing ocean thermal energy conversion (“OTEC”) power plants and seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. These technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. OTEC is a clean technology that continuously extracts energy from the temperature difference between warm surface ocean water and cold deep seawater. In addition to producing electricity, some of the seawater running through an OTEC plant can be efficiently desalinated using the power generated by the OTEC technology, producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption in the communities served by its plants. This cold, deep, nutrient-rich water can also be used to cool buildings (SWAC/LSC) and for fish farming/aquaculture. In short, it is a technology with many benefits, and its versatility makes OTEC unique.

•

EcoVillages-developing and commercializing our EcoVillages, as well as working to develop or acquire new complementary assets. EcoVillages are communities whose goal is to become more socially, economically, and ecologically sustainable and whose inhabitants seek to live according to ecological principles, causing as little impact on the environment as possible. We expect that our EcoVillage communities will range from a population of 50 to 150 individuals, although some may be smaller. We may also form larger EcoVillages, of up to 2,000 individuals, as networks of smaller subcommunities. We expect that our EcoVillages will grow by the addition of individuals, families, or other small groups. We expect to use our technology in the development of our EcoVillages, which should add significant value to this line of business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future periods.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at June 30, 2022 and December 31, 2021.

Business Segments

We operate in one segment and, therefore, segment information is not presented.

Fair Value

Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1-Pricing inputs are quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•

Level 2-Pricing inputs are quoted for similar assets or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes assets or liabilities valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

•

Level 3-Pricing inputs are unobservable for the assets or liabilities; that is, the inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, deferred compensation, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at June 30, 2022 and December 31, 2021, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at June 30, 2022 and December 31, 2021 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2022 and December 31, 2021, no balances exceeded FDIC-insured limits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2022 and 2021, as they would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Shares underlying warrants outstanding	125,073	125,073
Shares underlying convertible notes outstanding	686,697,434	172,353,358
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	703,510,007	189,165,931

Diluted loss per share for the three months ended June 30, 2021 is calculated as follows:

Diluted loss per share
Net income attributable to common shareholders	$440,216
Expense attributable to convertible notes payable
Interest expense on the convertible notes payable	152,284
Amortization of debt discount	76,226
Income attributable to convertible notes payable
Change in FV of derivative liability	(1,360,990)
Gain on conversion of debt	(37,519)
Diluted loss attributable to common shareholders	$(729,783)

Basic shares outstanding	157,502,337
Convertible instruments*	172,286,691
Diluted shares outstanding	329,789,028

Diluted loss per share	$(0.00)

_____________

* Excludes warrants as they are not "in the money" and the convertible note dated April 17, 2015, with a conversion price of $0.75 as it is deemed to be anti-dilutive.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $3,570,125 and used $270,101 of cash in operating activities for the six months ended June 30, 2022. We had a working capital deficiency of $32,639,303 and a stockholders’ deficiency of $32,932,049 as of June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the US Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - CONVERTIBLE NOTES AND NOTES PAYABLE

During the six months ended June 30, 2022, $215,000 of notes and $66,126 of related accrued interest was converted into 143 shares of Series D Preferred Stock.

For the six months ended June 30, 2022, $20,075 of notes was converted into 5,000,000 shares of common stock.

During the six months ended June 30, 2021, $286,600 of notes were converted into 19,829,587 shares of common stock.

The following convertible notes and notes payable were outstanding at June 30, 2022:

Date of	Maturity	Interest	In	Original	Principal at June 30,	Discount at June 30,	Carrying Amount at June 30,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2022	2022	2022	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	603,650	-	603,650	-	-	603,650	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	75,000	-	75,000	5,000	-	70,000	-
(6)	01/02/22	8.00%	Yes	306,750	241,750	-	241,750	15,000	-	226,750	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	No	160,000	160,000	18,988	141,012	-	-	141,012	-
(10)	08/30/23	8.00%	No	285,000	285,000	153,560	131,440	-	2,408	-	129,032
(11)	11/30/23	8.00%	No	5,000	5,000	2,028	2,972	-	2,972	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$8,774,664	$174,576	$8,600,088	$2,436,973	$5,380	$5,870,369	$287,366

(1)	Maturity date is 90 days after demand.
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

*	Default interest rate.

The following convertible notes and notes payable were outstanding at December 31, 2021:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2021	2021	2021	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	94,414	-	94,414	-	-	94,414	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,620	-	23,620	-	-	23,620	-
12/23/09	12/23/14	7.00%	Yes	25,000	23,610	-	23,610	-	-	23,610	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	-	158,334
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	979,156	-	979,156	-	-	979,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	623,725	-	623,725	-	-	623,725	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	105,000	-	105,000	10,000	-	95,000	-
(6)	01/02/22	8.00%	No	306,750	306,750	885	305,865	19,946	-	285,919	-
(8)	05/12/22	8.00%	No	15,000	15,000	2,924	12,076	-	-	12,076	-
(9)	09/01/22	8.00%	No	160,000	160,000	73,542	86,458	-	-	86,458	-
(10)	08/30/23	8.00%	No	285,000	285,000	218,805	66,195	-	1,307	-	64,888
(11)	11/30/23	8.00%	No	5,000	5,000	2,736	2,264	-	2,264	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$9,009,739	$298,892	$8,710,847	$2,446,919	$3,571	$6,037,135	$223,222

(1)	Maturity date is 90 days after demand.
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

(7)

Notes were issued between 11/02/20 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Robert Coe, et al Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Robert Coe, et al Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

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

NOTE 5 - DERIVATIVE LIABILITY

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, June 30, 2022 (Unaudited)	$5,461,556	$-	$-	$5,461,556
Derivative Liability, December 31, 2021	$3,769,211	$-	$-	$3,769,211

The reconciliation of the derivative liability for the six months ended June 30, 2022 and 2021 is as follows:

	For the Six Months Ended June 30,
	2022	2021
Derivative liability, beginning of period	$3,769,211	$5,321,395
Addition to derivative instruments	-	236,589
Derivative liability extinguished upon conversion of notes payable	(130,398)	(461,327)
Change in fair value of derivative liability	1,822,743	(1,156,937)
Derivative liability, end of period	$5,461,556	$3,939,720

The change in fair value of the derivative liability for the six months ended June 30, 2022 and 2021 is comprised of the following:

	For the Six Months Ended June 30,
	2022	2021
Day one loss on valuation	$-	$91,589
Losses (gain) from the change in fair value of derivative liability	1,822,743	(1,156,937)
Change in fair value of derivative liability*	$1,822,743	$(1,065,348)

______________

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

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Six Months Ended June 30,
	2022	2021
Expected dividends	0%	0%
Expected volatility	184%-368%	180%-469%
Risk free interest rate	0.52%-2.86%	0.01%-0.29%
Expected term (in years)	0.25- 1.42 years	0.25- 3.56 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

For the six months ended June 30, 2022, we issued 5,000,000 shares of common stock with a fair value of $110,000 for the conversion of a portion of our notes payable in the amount of $20,075.

For the six months ended June 30, 2021, we issued 19,829,587 shares of common stock with a fair value of $702,881 for the conversion of a portion of our notes payable in the amount of $286,600.

On March 31, 2021, we issued 1,693,877 shares of common stock with a fair value of $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018.

Preferred Stock

During the six months ended June 30, 2022, we issued 135 shares of Series D Preferred Stock for cash proceeds of $270,000.

During the six months ended June 30, 2022, we issued 143 shares of Series D Preferred Stock valued at $286,000 upon conversion of $215,000 of notes and $66,126 of related accrued interest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of June 30, 2022. We have repaid $240,000 and the balance at June 30, 2022, was $135,000, with accrued interest of $40,357 at June 30, 2022.

Employment contract

Effective June 9, 2022, the Company entered into a second addendum to the employment contract with its chief executive officer. Among other provisions, the addendum extends the employment agreement through December 31, 2025 and increases the annual salary to $454,738 from $388,220.

NOTE 8 - RELATED-PARTY TRANSACTIONS

For each of the three months ended June 30, 2022 and 2021, we paid rent of $30,000 to a company controlled by our chief executive officer under an operating lease agreement. For each of the six months ended June 30, 2022 and 2021, we paid rent of $60,000 to this company.

For the three and six months ended June 30, 2022 and 2021, we paid a company controlled by our chief executive officer reimbursement for accounting and administrative services provided to us by an employee of that company. For the three months ended June 30, 2022 and 2021, we paid $32,039 and $28,327, respectively, to this company. For the six months ended June 30, 2022 and 2021, we paid $61,343 and $42,002, respectively, to this company.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,544,165 and $1,435,120 at June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, our chief executive officer converted $10,000 of notes and $2,043 of accrued interest into six shares of Series D Preferred Stock. He also purchased five shares of Series D Preferred Stock for cash proceeds of $10,000.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

We had no revenue in the three months ended June 30, 2022 and 2021.

During the three months ended June 30, 2022, we had salaries and compensation of $207,485, compared to salaries and compensation of $210,213 during the same three-month period for 2021, a decrease of 1.3%.

During the three months ended June 30, 2022 and 2021, we recorded professional fees of $143,639 and $206,556, respectively, a decrease of 30.5%. During the second quarter of 2021, our legal fees were higher due to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $38,639 during the three months ended June 30, 2022, compared to $56,409 for the same three-month period for 2021, a decrease of 31.5% due to decreases in various corporate expenses.

Our interest expense was $448,069 for the three months ended June 30, 2022, compared to $408,889 for the same period for 2021, an increase of 9.6%. This change was due to an increase in debt and higher interest rates on defaulted notes.

Our debt discount amortization was $61,517 for the three months ended June 30, 2022, compared to $76,226 for the same period of the previous year. The decrease of 19.3% is due to full amortization of discount on debt that became due during the periods. There was an increase in the fair value of the derivative liability of $54,089 during the three months ended June 30, 2022, compared to a $1,360,990 decrease for the 2021 period, a 104.0% increase period over period, such increase resulting primarily from the changes in the market value of our common stock during the periods. There was a gain of $33,332 on the conversion of debt during the three months ended June 30, 2022, as compared to $37,519 in the same period of 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

We had no revenue in the six months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022, we had salaries and compensation of $410,263, compared to salaries and compensation of $418,231 during the same six -month period for 2021, a decrease of 1.9%.

During the six months ended June 30, 2022 and 2021, we recorded professional fees of $274,428 and $563,613, respectively, a decrease of 51.3%. During the first half of 2021, our legal fees were higher due to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $91,652 during the six months ended June 30, 2022, compared to $95,301 for the same six -month period for 2021, a decrease of 3.8% due to decreases in various corporate expenses.

Our interest expense was $882,322 for the six months ended June 30, 2022, compared to $879,655 for the same period for 2021, an increase of 0.3%. This change was due to an increase in debt and higher interest rates on defaulted notes, partially offset by decrease in stock-based financing fee of $83,000.

Our debt discount amortization was $124,316 for the six months ended June 30, 2022, compared to $146,476 for the same period of the previous year. The decrease of 15.1% is due to full amortization of discount on debt that became due during the periods. There was an increase in the fair value of the derivative liability of $1,822,743 during the six months ended June 30, 2022, compared to a $1,065,348 decrease for the 2021 period, a 271.1% increase period over period, such increase resulting primarily from the changes in the market value of our common stock during the periods. There was a gain of $35,599 on the conversion of debt during the six months ended June 30, 2022, as compared to $45,046 in the same period of 2021.

Liquidity and Capital Resources

At June 30, 2022, our principal source of liquidity consisted of $856 of cash, as compared to $957 of cash at December 31, 2021. At June 30, 2022, we had negative working capital (current assets minus current liabilities) of $32,639,303. In addition, our stockholders’ deficiency was $32,932,049 at June 30, 2022, compared to stockholders” deficiency of $30,027,924 at December 31, 2021, an increase in the deficiency of $2,904,125, resulting from a loss of $3,570,125 for the six-month period, partially offset by an increase in equity resulting from the issuance of preferred stock in the amount of $556,000 and the issuance of common stock in the amount of $110,000. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $270,101 during the six months ended June 30, 2022, as compared to using net cash of $245,477 during the six months ended June 30, 2021, an increase of 10%. The increase in net cash used in operations is due to the overall increase in net loss of approximately $2.6 million and the change in accounts payable and accrued expenses of $0.2 million, offset by the increase in the change in the fair value of derivative liability and other noncash items of $2.8 million, as compared to the 2021 period.

Financing activities provided cash of $270,000 for our operations during the six months ended June 30, 2022, as compared to $246,145 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $270,000 in proceeds from the sale of preferred stock. Proceeds from new notes payable were $250,000 in the six months ended June 30, 2021, and repayments of notes payable were $3,855 for the 2021 period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have experienced recurring losses and we had a net loss of $3,570,125 and used $270,101 of cash in operating activities for the six months ended June 30, 2022. We had a working capital deficiency of $32,639,303 and a stockholders’ deficiency of $32,932,049 as of June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sales and obtain external funding for our projects under development. We continue to apply for grant funding from the US Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2022, we issued 15 shares of Series D Preferred Stock for cash proceeds of $30,000.

During the three months ended June 30, 2022, we issued 90 shares of Series D Preferred Stock upon conversion of $135,000 of notes and $41,351 of related accrued interest.

During the three months ended June 30, 2022, we issued 5,000,000 shares of common stock with a fair value of $110,000 for the conversion of a portion of our notes payable in the amount of $20,075.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $60,724 as of June 30, 2022. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $29,608 as of June 30, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $94,414 and the accrued interest is $16,687 as of June 30, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,620 and the accrued interest is $5,263 as of June 30, 2022. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $23,610 and the accrued interest is $6,884 as of June 30, 2022. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of June 30, 2022, the outstanding note balance was $1,000,000, plus accrued interest of $991,670. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2022, the note balance outstanding was $130,000, and the accrued interest as of that date was $87,749. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. As of June 30, 2022, the note balance was $1,102,500 and the accrued interest was $908,347. This note is in default.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $481,162 as of June 30, 2022. As of June 30, 2022, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $36,653 as of June 30, 2022. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of June 30, 2022, the outstanding balance of these notes was $65,000, plus accrued interest of $19,344. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of June 30, 2022, the outstanding note balance was $543,093 and the accrued interest was $281,667. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of June 30, 2022, the balance of the notes outstanding was $859,156 and the accrued interest was $345,518. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $1,072,247 as of June 30, 2022. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of June 30, 2022, the outstanding note balance was $603,650, which includes a default penalty, and the accrued interest was $906,447. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of June 30, 2022, the balance outstanding was $10,000 and the accrued interest was $2,300. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of June 30, 2022, the balance outstanding was $26,200, and the accrued interest was $7,343. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of June 30, 2022, the total outstanding balances of all these loans are $75,000 and accrued interest was $16,060. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As June 30, 2022, the total outstanding balance of these loans was $241,750 and accrued interest was $46,568. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of June 30, 2022, the total outstanding value of these loans was $15,000 and accrued interest was $2,397. These notes are in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: August 15, 2022	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

