Form 10-K
period 2022-12-31
Ocean Thermal Energy Corp
filed 2023-09-05
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

3675 Market Street, Suite 200, Philadelphia PA 19104

(Address of principal executive offices, including Zip Code)

717-299-1344

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $1,692,066.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 18, 2023, there were 184,370,469 shares of the registrant’s common stock outstanding, par value $0.001.

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

This report contains forward-looking statements, including statements regarding, among other things:

•	the significant international political and economic disruption caused by Russia’s military invasion of Ukraine;

•	our ability to continue as a going concern;

•	our anticipated needs for working capital;

•	our ability to secure financing;

•	the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

•	the financial model for our proposed projects has not been tested and may not be successful;

•	changing attitudes about environmental risks;

•	substantial regulation of our projects;

•	financial, technical, managerial, and sales risks that may make us unsuccessful;

•	our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

•	technological advances that may render our technologies obsolete; and

•	operational problems, natural events or catastrophes, casualty loss, or other events that may impair the commercial operation of our projects.

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

Under the terms of the purchase agreement, Epaphus has the unilateral right to return OCEES to us and receive a full refund of all portions of the purchase price paid as of the return of OCEES at any time for one year following the date of the purchase agreement.

The transaction had not closed as of December 31, 2022, nor through the date of filing of this report. The transaction has not been reflected in our financial statements at December 31, 2022.

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

We expect to use our technology to develop an OTEC EcoVillage, which should add significant value to our business. We plan to facilitate the development of sustainable living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel free electricity. In the development, buildings will be cooled by energy-efficient and chemical-free systems, and water for drinking, aquaculture, and agriculture will be produced onsite. The OTEC EcoVillage project consists, in part, of an OTEC plant that will provide all power and water to about 400 residences, a hotel, and a shopping center, as well as models of sustainable agriculture, food production, and other economic developments. Each sale of luxury EcoVillage residences will support the development of environmentally responsible affordable communities currently in development in tropical and subtropical regions of the world. We believe our OTEC EcoVillage will be the first development in the world offering a net-zero carbon footprint. This will be our pilot project, launched to prove the viability of OTEC technology to provide affordable renewable energy for entire communities. We believe this project could be highly profitable and generate significant value for our shareholders.

Through our Small Business Innovation Research credentials, we continue to discuss opportunities to design, build, own, and operate an OTEC system producing base-load sustainable electricity and desalinated water without using fossil fuels to do so. Our discussions have included OTEC designs for a Naval Support Facility in the Indian Ocean and military bases in tropical regions.

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

Over the past 15 years, there have been substantial changes in many areas that have now made the commercialization of OTEC a reality, influenced by the increasing price of oil, which until 2006/2007 had been relatively inexpensive.

Recent oil prices have been volatile, owing in part to political instability in Eastern Europe and elsewhere. Crude oil prices increased in 2021 as increasing COVID-19 vaccination rates, loosening pandemic-related restrictions, and recovering economies resulted in global petroleum demand rising faster than petroleum supply. The spot price of Brent crude oil, a global benchmark, started the 2021 year at $50 per barrel and increased to a high of $86 per barrel in late October before declining in the final weeks of the year. As a result of the conflict in Eastern Europe, oil prices were up 30% in February 2022, with oil prices hitting a high of about $130 per barrel before settling in the $100 range in mid-March 2022.  As of July 2023, oil is quoted at more than $80.00 per barrel.

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

The U.S. Energy Information Administration (“EIA”) states that renewable energy plays an important role in reducing greenhouse gas emissions. Energy consumption of biofuels, geothermal energy, solar energy, and wind energy in the United States has increased. Total U.S. renewable energy production and consumption reached record highs in 2020. In 2020, renewable energy provided about 11.59 quadrillion British thermal units (Btu)—1 quadrillion is the number 1 followed by 15 zeros—equal to 12% of total U.S. energy consumption. The electric power sector accounted for about 60% of total U.S. renewable energy consumption in 2020 and about 20% of total U.S. electricity generation was from renewable energy sources.

According to the EIA, renewable energy can play an important role in U.S. energy security and in reducing greenhouse gas emissions. Using renewable energy can help to reduce energy imports and reduce fossil fuel use, which is the largest source of U.S. carbon dioxide emissions. In the Annual Energy Outlook 2021 reference case, EIA projects that U.S. renewable energy consumption will continue to increase through 2050. The reference case generally assumes that current laws and regulations that affect the energy sector, including laws that have end dates, remain unchanged throughout the projection period.

Interest in renewable energy from the U.S. military, especially the U.S. Army, has increased as articulated by Secretary of the Army Christine E. Wormuth in the 2022 United States Army Climate Strategy:

As the Army optimizes the use of fuel, water, electricity, and other resources, we increase our resilience while saving taxpayer dollars and reducing our impact on the planet. The Army will mitigate and adapt to climate change, and in doing so gain a strategic advantage, especially as we continue to outpace our near-peer competitors.

The President’s purpose in Executive Order 14008 clearly stated the need to combat climate change:

It is the policy of my Administration to lead the Nation’s effort to combat the climate crisis by example—specifically, by aligning the management of Federal procurement and real property, public lands and waters, and financial programs to support robust climate action. By providing an immediate, clear, and stable source of product demand, increased transparency and data, and robust standards for the market, my Administration will help to catalyze private sector investment into, and accelerate the advancement of America’s industrial capacity to supply, domestic clean energy, buildings, vehicles, and other necessary products and materials.

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

We are discussing both OTEC and SWAC/LSC projects with various federal government departments. Currently, several projects are in the planning and discussion phase:

●	We have provided a detailed study and designs for OTEC and/or SWAC/LSC for an Eco Village powered by an OTEC plant for the U.S. Virgin Islands.

●	We have made application for several grants through the U.S. Department of Energy to support the commercialization of OTEC technology together with the production of "green hydrogen.”
●	We continue to respond to inquiries for OTEC/SWAC/LSC from potential customers around the world.
●	We continue to utilize our Small Business Innovation Research credentials in discussions with the U.S. government, including for remote military bases in tropical regions.

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

Our Strategic Relationships

We have a strategic relationship with DCO Energy, LLC, Mays Landing, New Jersey, an American energy development company specializing in the development, engineering, construction, start-up, commissioning, operation, maintenance and management, as well as ownership, of central energy centers, renewable energy projects, and combined heat, chilling, and power-production facilities. DCO Energy was formed in 2000 and has independently developed and/or operated energy producing facilities of approximately 275 MW of electric, 400 MMBtu/hr of heat recovery, 1,500 MMBtu/hr of boiler capacity, and 130,000 tons of chilled water capacity, totaling over $1 billion of assets. DCO Energy provides financing, engineering and design, construction management, start-up and commissioning resources, and long-term operating and maintenance services for its own projects as well as third-party clients.

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

Marketing Strategies

Our marketing and sales efforts are managed and directed by our chairman and chief executive officer, Jeremy P. Feakins, who has  40 years’ experience of senior-level sales in both commercial and governmental markets. Our marketing campaign has focused on explaining to potential customers the economic, environmental, and other benefits of OTEC and SWAC/LSC through personal contacts, industry interactions, our website, and social media channels.

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

Facilities

Our principal executive offices are located at. 3675 Market Street, Suite 200, Philadelphia PA 19104. We maintain a small office in Lancaster, PA. Our telephone number at that address is (717) 299-1344.

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

Employees

We currently have two employees, consisting of one officer and one finance/accounting. There are no collective-bargaining agreements with our employees, and we have not experienced work interruptions or strikes.

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

Risks Related to Our Financial Condition

Russia’s military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

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

The auditors’ report for the years ended December 31, 2022 and 2021, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2022 and 2021, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $6,912,102 and $2,670,637, respectively; used cash in operations of $327,213 and $542,630, respectively; had a working capital deficiency of $36,199,026 and $29,801,131, respectively; and had an accumulated deficit of $96,496,618 and $89,584,516, respectively, at December 31, 2022 and 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2022, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

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

Our common stock is quoted on the OTC marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Because we are not current in our SEC reports, our common stock is designated as “Expert Market” by OTC Markets, which has been associated with very little trading activity and a decrease in the share price. We cannot provide any assurance that the trading volume or price will increase if we become current in our SEC reports and are quoted on the OTCPink tier in the future. Not being listed on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate offices are located at 3675 Market Street, Suite 200, Philadelphia PA 19104 and leased from CIC, Philadelphia. We are at the heart of University City, just steps away from UPenn and Drexel University. Our rent is approximately $500 per month. These facilities are generally in good condition, well maintained, and suitable and adequate for our current and projected operating needs. In May 2023, we entered into a month-to-month agreement for shared use of an office and facilities at 128 E Grant Street, Lancaster, Pennsylvania 17602, for $1,000per month.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We have recorded the amount of accrued legal settlement as of December 31, 2022. We repaid $260,000 and the balance at December 31, 2022, was $115,000. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC marketplace operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock per quarter as reported by the OTC Markets. All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ending December 31, 2023
Second Quarter	$0.006	$0.017
First Quarter	$0.006	$0.010

Year Ended December 31, 2022
Fourth Quarter	$0.006	$0.017
Third Quarter	$0.009	$0.020
Second Quarter	$0.007	$0.043
First Quarter	$0.006	$0.018

Year Ended December 31, 2021
Fourth Quarter	$0.006	$0.020
Third Quarter	$0.013	$0.031
Second Quarter	$0.020	$0.040
First Quarter	$0.022	$0.094

On August 18, 2023, the closing price per share of our common stock as quoted on the OTC marketplace was $0.0003. As of August 18, 2023, there were approximately 1,474 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we issued 10,000,000 shares of common stock with a fair value of $185,000 for the conversion of a portion of our notes payable in the amount of $45,650.

During the year ended December 31, 2022, we issued 135 shares of Series D Preferred Stock for cash proceeds of $270,000.

During the year ended December 31, 2022, we issued 143 shares of Series D Preferred Stock valued at $286,000 upon conversion of $215,000 of notes and $66,126 of related accrued interest.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2022.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

We had no revenue in the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, we had salaries and compensation of $791,392, compared to salaries and wages of $830,655 during the same period for 2021, a decrease of 4.7%, which is attributable to a reduction in staff because of cost-cutting measures due to our lack of revenue and funding, partially offset by an increase in executive compensation.

During the years ended December 31, 2022 and 2021, we recorded professional fees of $557,055 and $958,101, respectively, a decrease of 41.8% year over year. During 2022, our legal fees were lower due to decreased fees related to the continuing Memphis litigation issues, as compared to fees incurred in the 2021 period.

General and administrative expenses were $170,160 during the year ended December 31, 2022, compared to $193,125 for the same period in 2021, a decrease of 11.9%, primarily resulting from decreases in travel expense and various office expenses.

For the year ended December 31, 2021, we issued 1,693,877 shares of common stock, valued at $83,000, which is included in interest expense. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. We did not issue any stock for compensation during the year ended December 31, 2022.

Our interest expense was $1,815,800 for the year ended December 31, 2021, compared to $1,745,194 for the same period of the previous year, an increase of 4.1%. In addition to interest on our notes payable of $1,662,194 for the year ended December 31, 2021, we also incurred the $83,000 commitment fee discussed above.

Our amortization of debt discount and loan fee expenses was $210,351 for the year ended December 31, 2022, compared to $362,259 for the same period of the previous year. The decrease reflects the continued amortization of the fair value of embedded conversion options related with convertible notes payable and recorded as discount, which is amortized over the life of the convertible notes payable. There were no additions to debt discount during 2022. In addition, there was a loss on change in the fair value of the derivative liability of $3,428,245 during the year ended December 31, 2022, as compared to a gain of $1,305,482 for the same period in 2021. Also, we recorded the gain on conversion of convertible notes of $60,901 and $113,215 for the years ended December 31, 2022 and 2021, respectively.

Our operations used net cash of $327,213 in 2022, as compared to $542,630 in the prior year. The decrease in cash used was primarily the result of a decrease in loss, after adjusting for noncash activities, of $308,338, partially offset by a decrease in the change in prepaid expenses and accounts payable and accrued expenses of $92,921.

Financing activities provided cash of $327,660 for our operations during the year ended December 31, 2022, as compared to providing cash of $536,145 in the prior year, a decrease of 38.9%. During 2022, we received $270,000 in proceeds from the sale of preferred stock and we received $57,660 in working capital advances from related parties. During 2021, proceeds from new notes payable were $540,000 in 2021, and repayments of notes payable were $3,855.

Liquidity and Capital Resources

At December 31, 2022, our principal source of liquidity consisted of $1,404 of cash, as compared to $957 of cash at December 31, 2021. At December 31, 2022, we had negative working capital (current assets minus current liabilities) of $36,199,026. In addition, our stockholders’ deficiency was $36,199,026 at December 31, 2022, compared to stockholders’ deficiency of $30,027,924 at December 31, 2021, an increase in the deficiency of $6,171,102. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

Contingencies

In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of our business that relate to a wide range of matters, such as government investigations and tax matters. We recognize a liability for such contingency if we determine it is probable that a loss has occurred and a reasonable estimate of the loss can be made. We may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations (see Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2022).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2022, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

As of December 31, 2022, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2022:

Name	Age	Position
Jeremy P. Feakins	69	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	58	Director
Antoinette K. Hempstead	58	Director

Jeremy P. Feakins has served as chairman of our board and our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 40 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, PA. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, PA, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, TX and Almaty, KZ, where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, a venture capital company located in Lancaster, PA, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc., which provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, UK, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the board of directors has concluded that Mr. Feakins is qualified to serve as a director.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is a qualified commercial pilot and has been actively flying with Delta Airlines, a major U.S.-owned international airline company, since 1996. In addition, Mr. Wolfson is the founder and currently involved as president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, PA, organized in 2005. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning. He holds a Bachelor of Science degree in Science, Technology, and Business from Embry Riddle Aeronautical University and Edison State College. Based on his financial background, the board of directors has concluded that Mr. Wolfson is qualified to serve as director.

Antoinette Knapp Hempstead was appointed as a director in February 2017. Prior to that, Ms. Hempstead served as our chief executive officer and president from April 2013 until March 2015 and as our deputy chief executive officer and vice president from August 2002 until March 2015. Currently, she is an IT Project Management Professional for Hexcel Corporation, an international carbon fiber manufacturing company. Ms. Hempstead has over 30 years’ experience in management, software management, software development, and finance. Ms. Hempstead has also served as adjunct faculty for University of Idaho where she taught Computer Science courses. Ms. Hempstead has a Master of Science degree in Computer Science from the University of Idaho and a Bachelor of Science degree in Applied Mathematics from the University of Idaho. Ms. Hempstead provides experience in software development and project management, as well as experience in financial statement preparation and regulatory reporting, to our board of directors. Based on her technical background, the board of directors has concluded that Ms. Hempstead is qualified to serve as a director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2022 and 2021, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

							Non-Equity	Non-Qualified
							Incentive	Deferred	All
	Year				Stock	Option	Plan	Compensation	Other
	Ended	Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	December 31,	$		$	$	$	$	$	$	$
Jeremy P. Feakins	2022	427,022	(1)	-	-	-	-	-	-	427,022
Principal Executive Officer
Principal Financial Officer	2021	388,220	(2)	-	-	-	-	-	-	388,220

(1)	For the fiscal year ended December 31, 2022, $427,022 of Mr. Feakins’ was accrued, but unpaid.
(2)	For the fiscal year ended December 31, 2021, $383,220 of Mr. Feakins’ was accrued, but unpaid.

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

Effective June 9, 2022, we entered into a second addendum to the employment contract. Among other provisions, the addendum extends the employment agreement through December 31, 2025, and increases the annual salary to $454,738 from $388,220.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2022, for any executive officer.

Director Compensation

For the year ended December 31, 2022, no compensation was awarded to, earned by, or paid to our nonemployee directors. Mr. Feakins, who is our chief executive officer, did not receive compensation for his service as a director. The compensation received by Mr. Feakins as an officer is presented in the above summary compensation table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 18, 2023, the name and shareholdings of each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each named executive officer and each director; and the shareholdings of all executive officers and directors as a group.  Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

			Common
			Stock
		Voting	Underlying
	Common	Preferred	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Stock	Stock(3)(4)	Securities	Total	Class(2)
Principal Stockholders:
Jeremy Feakins (4)	7,816,985	102,200,000	10,669,075	120,686,060	40.6%

Directors and Named Executive Officers:
Jeremy Feakins (4)	7,816,985	102,200,000	10,669,075	120,686,060	40.6%
Antoinette Hempstead (5)	114,925	-	1,000,000	1,114,925	*
Peter H. Wolfson (6)	658,714	-	2,903,179	3,561,893	1.9%
All directors and executive officers as a group (3 persons)	8,590,624	102,200,000	14,572,254	125,362,878	41.6%

5% Sharesholders
Michael D. Stauch (7)	-	28,000,000	4,250,000	32,250,000	14.9%
Paula Vitz (8)	1,144,749	13,400,000	812,500	15,357,249	7.7%
Joseph Layman (9)	1,987,128	7,600,000	2,875,000	12,462,128	6.4%

* Less than 1%

(1)	3675 Market Street, Suite 200, Philadelphia PA 19104, is the address for all stockholders in the table.

(2)	Based on 184,370,469 shares of common stock issued and outstanding as of August 18, 2023.

(3)	Each share of Series D Preferred stock is convertible into 200,000 shares of common stock. Each share of Series D Preferred Stock votes with common stock on an as-if converted basis

(4)

Includes 7,452,554 shares of common stock owned of record by Jeremy P. Feakins and 364,431 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him. Also includes 5,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from August 18, 2023 5,669,075 shares of our common stock issuable upon conversion of notes within 60 days from August 18, 2023. Also includes 500 shares of Series D Preferred Stock which is convertible into 100,000,000 shares of common stock (but not within 60 days of August 18, 2023) which votes with common stock on an as-if converted basis.

(5)

Includes 226 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be beneficially owned by her. Also includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from August 18, 2023.

(6)

Includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from August 18, 2023, and 1,903,179 shares of our common stock issuable upon conversion of notes within 60 days from August 18, 2023.

(7)

Includes 4,250,000 shares of our common stock issuable upon conversion of notes within 60 days from August 18, 2023.Also includes 140 shares of Series D Preferred Stock which is convertible into 28,000,000 shares of common stock (but not within 60 days of August 18, 2023) which votes with common stock on an as-if converted basis.

(8)

Includes 312,500 shares of our common stock issuable upon conversion of preferred stock within 60 days from August 18, 2023, and 500,000 shares of our common stock issuable upon conversion of notes within 60 days from August 18, 2023. Also includes 67 shares of Series D Preferred Stock which is convertible into 13,400,000 shares of common stock (but not within 60 days of August 18, 2023) which votes with common stock on an as-if converted basis.

(9)

Includes 625,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from August 18, 2023, and 2,250,000 shares of our common stock issuable upon conversion of notes within 60 days from August 18, 2023. Also includes 38 shares of Series D Preferred Stock which is convertible into 7,600,000 shares of common stock (but not within 60 days of August 18, 2023) which votes with common stock on an as-if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

For each of the years ended December 31, 2022 and 2021, we recorded rent expense of $120,000 to a company controlled by our chief executive officer under a lease agreement. The lease is for a one-year term and, unless either party shall give to the other written notice of termination, the term shall renew for a further period of one year, and so on from year to year until terminated by either party. At December 31, 2022, we had a payable to the entity of $70,000.

For the years ended December 31, 2022 and 2021, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2022 and 2021, we recorded expense of $114,814 and $105,201, respectively, to this company. At December 31, 2022, we had a payable to the entity of $74,070.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2022, the outstanding balance was $12,500, plus accrued interest of $4,798.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $104,684 as of December 31, 2022.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2020, or when we are otherwise able to pay. This note is in default. As of December 31, 2022, the outstanding balance was $543,093 and the accrued interest was $309,425.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. As of December 31, 2022, the note balance was $1,102,500 and the accrued interest was $964,697. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the 2018 merger. As of December 31, 2022, the outstanding balance of these loans was $581,880 and the accrued interest was $267,263. These notes are in default.

In the fourth quarter of 2019, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. On October 14, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. During 2022, the note and related accrued interest of $1,052 was converted into preferred stock. On October 14, 2019, we borrowed $5,000 from an independent director. As of December 31, 2022, the outstanding balance of his loan was $5,000 and the accrued interest was $1,279. These notes are in default.

In the fourth quarter of 2019 and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed $5,000 from Jeremy P. Feakins. During 2022, the December 9, 2019 $5,000 note and related accrued interest of $991 was converted into preferred stock. As of December 31, 2022, the outstanding balance of his loans was $5,000 and the accrued interest was $1,178. On December 7, 2019, we borrowed $5,000 from independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2022, the outstanding balance of his loans was $10,000 and the accrued interest was $2,404. These notes are in default.

In the third quarter of 2021, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. On July 27, 2021, we borrowed $5,000 from an independent director. As of December 31, 2022, the outstanding balance of his loan was $3,528, net of debt discount of $1,472, and the accrued interest was $573. These notes are in default.

On November 11, 2021, we issued a convertible promissory note to an entity controlled by Jeremy P. Feakins, our chief executive officer, in the amount of $5,000. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 30, 2023, whichever comes first. As of December 31, 2022, the total outstanding value of this loan was $3,693, net of debt discount of $1,307. The accrued interest was $456 as of December 31, 2022.

Director Independence

Peter Wolfson and Antoinette Hempstead are independent directors under Nasdaq Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2022 and 2021 fiscal years:

	Year Ended December 31,
	2022	2021
Audit Fees (1)	$49,112	$38,600
Tax fees	-	-
Total Fees	$49,112	$38,600

_______________

(1)

Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021; (ii) review of our interim period financial statements for fiscal years 2022 and 2021; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Liggett & Webb, P.A. provided our audit for the year ended 2021 and BF Borgers CPA PC provided our audit for the year ended 2022. The firms engaged during 2022 and 2021, respectively, provided no other services, other than those listed above for their respective years.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed as part of this report:

(b)	The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation of TetriDyn Solutions, Inc., dated May 15, 2006	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.02	Bylaws	Incorporated by reference from the Current Report on Form 8-K filed June 7, 2006
3.03	Designation of Rights, Privileges, and Preferences of Series A Preferred Stock	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
3.04	Certificate of Change Pursuant to NRS 78.209 of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 6, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.05	Certificate of Correction of TetriDyn Solutions, Inc., filed with the Nevada Secretary of State on December 15, 2016	Incorporated by reference from the Current Report on Form 8-K filed December 12, 2016
3.06	Certificate of Amendment to Articles of Incorporation dated May 8, 2018	Incorporated by reference from the Current Report on Form 8-K filed May 12, 2018
3.07	Certificate of Designation filed with the Nevada Secretary of State on June 6, 2019	Incorporated by reference from the Quarterly Report for the quarter ended June 30, 2019, filed August 13, 2019
3.08	Certificate of Amendment to Designation (Series D Convertible Preferred Stock) filed June 12, 2023	Incorporated by reference from the Current Report on Form 8-K filed June 15, 2023
Item 4	Instruments Defining the Rights of Security Holders, including indentures
4.01	Specimen Stock Certificate	Incorporated by reference from the Registration Statement on Form S-8 filed August 25, 2018
Item 10	Material Contracts
10.07	Loan Agreement between TetriDyn Solutions, Inc., and Southeast Idaho Council of Governments, Inc., together with related promissory notes, dated December 23, 2009	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010
10.18	Consolidated Promissory Note for $394,350 dated December 31, 2014	Incorporated by reference from the Current Report on Form 8-K filed June 8, 2015
10.25	Promissory Note dated February 25, 2016	Incorporated by reference from the Current Report on Form 8-K filed March 1, 2016
10.26	Promissory Note dated November 23, 2015	Incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2015, filed March 30, 2016
10.29	Promissory Note dated October 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016
10.30	Promissory Note dated May 20, 2016	Incorporated by reference from the Current Report on Form 8-K filed May 24, 2016

10.31	Amendment to Convertible Promissory Notes dated February 24, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 2, 2018
10.32	Agreement and Plan of Merger between TetriDyn Solutions, Inc. and Ocean Thermal Energy Corporation dated March 1, 2018	Incorporated by reference from the Current Report on Form 8-K filed March 10, 2018
10.36	Note and Warrant Purchase Agreement dated December 28, 2018	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.37	Form of Unsecured Promissory Note	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.38	Form of Unsecured Common Stock Purchase Warrant	Incorporated by reference from the Current Report on Form 8-K filed January 3, 2018
10.42	Securities Purchase Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.43	Senior Secured Promissory Note dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.44	Security Agreement dated February 16, 2018, between Ocean Thermal Energy Corporation and L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.45	Common Stock Purchase Warrant dated February 16, 2018, issued to L2 Capital, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.46	Common Stock Purchase Warrant dated February 16, 2018, issued to Craft Capital Management, LLC	Incorporated by reference from the Current Report on Form 8-K filed February 23, 2018
10.47	Lease Agreement between Ocean Thermal Energy Corporation and Queen Street Development Partners 1, LP, as amended	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.48	Employment Agreement with Jeremy P. Feakins dated January 1, 2011**	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.65	Stock Purchase Agreement between Ocean Thermal Energy Corporation and Epaphus Global Energy, LLC, dated August 23, 2022, and executed August 25, 2022	Incorporated by reference from the Current Report on Form 8-K filed August 29, 2022.
10.66	Addendum to Chief Executive Officer Employment Agreement Effective June 9, 2022	Incorporated by reference from the Quarterly Report for the quarter ended September 30, 2022, filed November 8, 2022
10.67	Philadelphia lease agreement
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing

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

OCEAN THERMAL ENERGY CORPORATION

Dated: September 5, 2023	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	September 5, 2023
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Peter Wolfson	Director	September 5, 2023
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	September 5, 2023
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

OCEAN THERMAL ENERGY CORPORATION

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Thermal Energy Corporation (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/sBF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

September 5, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Thermal Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statement of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

March 30, 2022

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$1,404	$957
Prepaid expenses	5,000	5,000
Total Current Assets	6,404	5,957

Total Assets	$6,404	$5,957

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$20,517,881	$17,553,823
Notes payable - related party	2,329,473	2,329,473
Convertible notes payable - related party, net	114,721	117,446
Notes payable	3,655,932	3,631,620
Convertible note payable, net	2,531,401	2,405,515
Advances payable - related party, net	57,760	-
Derivative liability	6,998,262	3,769,211
Total Current Liabilities	36,205,430	29,807,088

Long-term Liabilities
Convertible note payable, net	-	64,888
Convertible notes payable - related party, net	-	3,571
Notes payable	-	158,334
Total Liabilities	36,205,430	30,033,881

Commitments and contingencies (See Note 8)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized,
518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized,
2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,000 shares authorized,
278 and no shares issued and outstanding, respectively	-	-
Common stock, $0.001par value; 200,000,000shares authorized,
184,370,469 and 174,370,469 shares issued and outstanding, respectively	184,371	174,371
Additional paid-in capital	60,110,402	59,379,402
Accumulated deficit	(96,496,618)	(89,584,516)
Total Stockholders' Deficiency	(36,199,026)	(30,027,924)

Total Liabilities and Stockholders' Deficiency	$6,404	$5,957

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Operating Expenses
Salaries and compensation	$791,392	$830,655
Professional fees	557,055	958,101
General and administrative	170,160	193,125
Total Operating Expenses	1,518,607	1,981,881

Loss from Operations	(1,518,607)	(1,981,881)

Other (Expenses) Income
Interest expense, net	(1,815,800)	(1,745,194)
Amortization of debt discount	(210,351)	(362,259)
Change in fair value of derivative liability	(3,428,245)	1,305,482
Gain on conversion of debt	60,901	113,215
Total Other Expense	(5,393,495)	(688,756)

Loss Before Income Taxes	(6,912,102)	(2,670,637)

Provision for Income Taxes	-	-

Net Loss	$(6,912,102)	$(2,670,637)

Net Loss per Common Share Basic and Diluted	$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding	178,959,510	158,566,304

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2020	2,818,750	$2,819	137,847,005	$137,847	$58,360,044	$(86,913,879)	$(28,413,169)
Common Stock issued for conversions of notes payable	-	-	34,829,587	34,830	938,052	-	972,882
Common Stock issued for second commitment fee	-	-	1,693,877	1,694	81,306	-	83,000
Net Loss	-	-	-	-	-	(2,670,637)	(2,670,637)
Balance December 31, 2021	2,818,750	2,819	174,370,469	174,371	59,379,402	(89,584,516)	(30,027,924)
Series D Preferred Stock issued for cash	135	-	-	-	270,000	-	270,000
Series D Preferred Stock issued for conversion of notes and interest	143	-	-	-	286,000	-	286,000
Common Stock issued for conversions of notes payable	-	-	10,000,000	10,000	175,000	-	185,000
Net Loss	-	-	-	-	-	(6,912,102)	(6,912,102)
Balance December 31, 2022	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(96,496,618)	$(36,199,026)

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(6,912,102)	$(2,670,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	3,428,245	(1,305,482)
Amortization of debt discount	210,351	362,259
Gain on conversion of debt	(60,901)	(113,215)
Stock issued for second commitment fee	-	83,000
Changes in assets and liabilities:
Prepaid expense	-	5,000
Accounts payable and accrued expenses	3,007,194	3,096,445
Net Cash Used In Operating Activities	(327,213)	(542,630)

Cash Flows From Financing Activities:
Proceeds from sale of preferred stock	270,000	-
Advances from related parties	57,660	-
Repayment of notes payable	-	(3,855)
Proceeds from notes payable	-	105,000
Proceeds from convertible notes payable	-	425,000
Proceeds from convertible notes payable - related party	-	10,000
Net Cash Provided by Financing Activities	327,660	536,145

Net increase (decrease) in cash	447	(6,485)
Cash at beginning of year	957	7,442
Cash at End of Year	$1,404	$957

Supplemental disclosure of cash flow information
Cash paid for interest expense	$13,823	$20,736
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for conversion of notes and accrued interest	$286,000	$-
Convertible notes payable and accrued interest converted into common stock	$62,596	$419,179
Convertible notes payable and accrued interest converted into preferred stock	$100,945	$-
Related party convertible notes payable and accrued interest converted into preferred stock	$12,043	$-
Notes payable and accrued interest converted into preferred stock	$168,138	$-
Debt discount on notes payable	$-	$420,214
Common stock issued for conversion of notes payable	$185,000	$972,882
Derivative liability extinguished upon conversion of note payable	$199,194	$666,916

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the company and its wholly owned subsidiaries Ocean Thermal Energy Bahamas Ltd., OTE BM Ltd. and OCEES International Inc. Intercompany balances and transactions have been eliminated in consolidation.

Our consolidated financial statements for the years ended December 31, 2022 and 2021, include the following subsidiaries:

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

Agreement to Sell Subsidiary

On August 25, 2022, we entered into a Stock Purchase Agreement to sell OCEES International, Inc. (“OCEES”), to Epaphus Global Energy, LLC (“Epaphus”). Epaphus is controlled by Jeremy Feakins, our Chief Executive Officer and a director. The transaction was approved unanimously by our directors who do not have an interest in the transaction.

In exchange for the sale of OCEES, we will receive:

•	$1,000,000 in the form of canceled amounts owed by us to certain individuals, including Mr. Feakins, who have assigned their right to receive those payments to Epaphus;
•	$75,000 in cash per month for 12 months following the date of the purchase agreement; and
•	70% of the net profit of any currently contemplated project to build an ocean thermal energy conversion power plants entered into by OCEES.

Under the terms of the purchase agreement, Epaphus has the unilateral right to return OCEES to us and receive a full refund of all portions of the purchase price paid as of the return of OCEES at any time for year following the date of the purchase agreement.

The purchase agreement has not yet closed.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2022 and 2021.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at December 31, 2022 and December 31, 2021, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at December 31, 2022 and 2021 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2022 and 2021, no balances exceeded FDIC-insured limits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2022 and 2021, as they would be anti-dilutive:

	Years Ended December 31,
	2022	2021
Shares underlying warrants outstanding	125,073	125,073
Shares underlying convertible notes outstanding	836,901,049	925,654,995
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	853,713,622	942,467,568

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

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $6,912,102 and used $327,213 of cash in operating activities for the year ended December 31, 2022. We had a working capital deficiency of $36,199,026 and a stockholders’ deficiency of $36,199,026 as of December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the year ended December 31, 2022, $215,000 of notes and $66,126 of related accrued interest were converted into 143 shares of Series D Preferred Stock.

During the year ended December 31, 2022, $60,650 of notes and $1,946 of related accrued interest were converted into 10,847,262 shares of common stock. Of this common stock, 847,262 shares were borrowed from our CEO to enable the conversions. We have accrued a liability for the shares to be reissued to our CEO in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2022.

During the year ended December 30, 2021, $419,179 of notes were converted into 34,829,587 shares of common stock.

The following convertible notes and notes payable were outstanding at December 31, 2022:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2022	2022	2022	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	83,166	-	83,166	-	-	83,166	-
12/23/09	12/23/14	7.00%	Yes	25,000	22,233	-	22,233	-	-	22,233	-
12/23/09	12/23/14	7.00%	Yes	25,000	22,223	-	22,223	-	-	22,223	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,102,500	-	1,102,500	1,102,500	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	578,075	-	578,075	-	-	578,075	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	75,000	-	75,000	5,000	-	70,000	-
(6)	01/02/22	8.00%	Yes	296,750	231,750	-	231,750	15,000	-	216,750	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	285,000	87,233	197,767	3,528	-	194,239	-
(11)	11/30/23	8.00%	No	5,000	5,000	1,307	3,693	3,693	-	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$8,720,067	$88,540	$8,631,527	$2,444,194	$-	$6,187,333	$-

(1)	Maturity date is 90 days after demand.
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

(7)

Notes were issued between 11/02/20 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Robert Coe, et al. Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Robert Coe, et al, Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

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

(7)

Notes were issued between 11/02/20 and 03/18/21. The notes bear an interest rate of 10%. Repayment will be made as follows: (i) the principal and interest within five business days following our receipt of $25.5 million from the Robert Coe, et al. Phase One Litigation; and (ii) the additional payment within five business days following our actual receipt of any funds from the Robert Coe, et al. Phase Two Litigation, less legal fees accrued up to that date. Payment will be made as such funds are actually received by us and after deductions of accrued legal fees up to that date.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value at December 31,	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, December 31, 2022	$6,998,262	$-	$-	$6,998,262
Derivative Liability, December 31, 2021	$3,769,211	$-	$-	$3,769,211

The reconciliation of the derivative liability for the years ended December 31, 2022 and 2021, is as follows:

	For the Years Ended December 31
	2022	2021
Derivative liability as of January 1	$3,769,211	$5,321,395
Addition to derivative instruments	-	420,214
Derivative liability extinguished upon conversion of notes payable	(199,194)	(666,916)
Change in fair value of derivative liability	3,428,245	(1,305,482)
Derivative liability as of December 31	$6,998,262	$3,769,211

The change in fair value of the derivative liability for the years ended December 31, 2022 and 2021, is comprised of the following:

	For the Years Ended December 31
	2022	2021
Day one loss on valuation	$-	$97,861
Gains/(losses) from the change in fair value of derivative liability	3,428,245	(1,403,343)
Change in fair value of derivative liability*	$3,428,245	$(1,305,482)

________________

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

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Years Ended December 31
	2022	2021
Expected dividends	0%	0%
Expected volatility	184%-368%	77%-326%
Risk free interest rate	0.52%-4.73%	0.03%-0.73%
Expected term (in years)	0.25– 1.67 years	0.08– 2.56 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2022, we issued 10,000,000 shares of common stock with a fair value of $185,000 for the conversion of a portion of our notes payable in the amount of $45,650.

During the year ended December 31, 2022, $15,000 of notes and $1,946 of related accrued interest were converted into 847,262 shares of common stock. The 847,262 shares were borrowed from our CEO to enable the conversions. We have accrued a liability for the shares to be reissued to our CEO in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2022.

During the year ended December 31, 2021, we issued 34,829,587 shares of common stock with a fair value of $972,882 for the conversion of a portion of our notes payable in the amount of $419,179.

During the year ended December 31, 2021, we issued 1,693,877 shares of common stock valued at $83,000. This was a settlement of a second commitment for a convertible promissory note dated May 22, 2018. The initial commitment was 400,000 shares of common stock issued on May 22, 2018.

Preferred Stock

On December 31, 2021, our board of directors approved a resolution authorizing the withdrawal of the certificate of designation of our Series A preferred stock. No shares were outstanding at the time of withdrawal.

Our board of directors has approved the following issuances of Preferred Stock:

Series B Preferred Stock (authorized June 3, 2019) – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2022 and 2021, 518,750 shares of Series B Preferred Stock have been issued.

Series C Preferred Stock (authorized June 3, 2019) – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2022 and 2021, 2,300,000 shares of Series C Preferred Stock have been issued.

Series D Preferred Stock (authorized December 31, 2021) – We are authorized to issue 1,000 shares of Series D Preferred Stock with a par value of $0.001. These shares will have voting rights alongside the common stock and each share of Series D Preferred Stock will be convertible into 200,000 shares of our common stock as set forth in the certificate of designation. Each share of Series D Preferred Stock shall be converted automatically upon the effectiveness of a registration statement registering the resale of the common stock to be issued upon the conversion of the Series D Preferred Stock, or at any time following a merger or consolidation of the Corporation with or into an unaffiliated entity or the sale of all or substantially all of the assets of the Corporation to an unaffiliated third party, at the election of the holder. As of December 31, 2022 and 2021, 278 and no shares of Series D Preferred Stock have been issued.

During the year ended December 31, 2022, we issued 135 shares of Series D Preferred Stock for cash proceeds of $270,000.

During the year ended December 31, 2022, we issued 143 shares of Series D Preferred Stock valued at $286,000 upon conversion of $215,000 of notes and $66,126 of related accrued interest.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the years ended December 31, 2022 and 2021:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	125,073	$0.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2021	125,073	$0.13
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2022	125,073	$0.13
Exercisable at December 31, 2022	125,073	$0.13

No warrants were issued or exercised during the years ended December 31, 2022 and 2021. Aggregate intrinsic value represents the excess amount over the exercise price that optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price of $0.01 per share on December 31, 2022. The outstanding warrants had no intrinsic value, as the price of the stock on that date was lower than the exercise price. The warrants had a weighted average remaining life of six months at December 31, 2022.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2022 and 2021 (computed by applying the U.S. federal corporate tax rate of 21% to income before taxes), as follows:

	2022	2021
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.9)%	(7.9)%
Non-deductible items	15.0%	(11.4)%
Valuation allowance	13.9%	40.3%
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2022	2021
Impairment	$2,358,860	$2,358,860
Accrued Compensation	1,517,774	1,335,457
Operating loss carryforwards	10,809,828	10,028,500
Gross deferred tax assets	14,686,462	13,722,817
Valuation allowance	(14,686,462)	(13,722,817)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $20.9 million that are available to be offset against future income through 2037. We have net operating loss carryforwards of approximately $16.5 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2022. The change in the valuation allowance for the years ended December 31, 2022 and 2021, was an increase of $0.96 million and $1.08 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. We have issued warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for total outstanding warrants to purchase 125,073 shares of common stock, none of which has been exercised. These warrants have a fair value of $219 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2022. We have repaid $260,000 and the balance at December 31, 2022, was $115,000, with accrued interest of $51,842 at December 31, 2022.

NOTE 9 – CONSULTING AGREEMENTS

On June 4, 2018, we entered into a consulting agreement to pay 20,000 shares of common stock when one of the conditions of the contract was satisfied. Although this condition was satisfied on August 31, 2018, as of December 31, 2022, we have not issued the shares. As of December 31, 2022, and 2021, we have accrued the share compensation at fair value totaling $1,600.

On August 14, 2018, we entered into a consulting agreement to pay $40,000 by issuing shares of common stock. As of December 31, 2022, we have not issued the shares and have accrued the amount.

NOTE 10 – EMPLOYMENT AGREEMENTS

On January 1, 2011, we entered into a five-year employment agreement with our chief executive officer, which provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, our chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times his annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more in revenue to us. Our chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. On September 15, 2017, an addendum was added to the employment agreement stating that effective June 30, 2017, his salary will be increased to $388,220 per year; that he will receive interest at a rate of 8% on his accrued unpaid wages; and that the term of employment agreement is extended for an additional five years. Effective June 9, 2022, we entered into a second addendum to the employment contract. Among other provisions, the addendum extends the employment agreement through December 31, 2025 and increases the annual salary to $454,738 from $388,220.

 NOTE 11 – RELATED-PARTY TRANSACTIONS

For each of the years ended December 31, 2022 and 2021, we recorded rent expense of $120,000 to a company controlled by our chief executive officer under a lease agreement. The lease is for a one-year term and, unless either party shall give to the other written notice of termination, the term shall renew for a further period of one year, and so on from year to year until terminated by either party. At December 31, 2022 we had a payable to the entity of $70,000.

For the years ended December 31, 2022 and 2021, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2022 and 2021, we recorded expense of $114,814 and $105,201, respectively, to this company. At December 31, 2022 we had a payable to the entity of $74,070.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,656,757 and $1,435,120 at December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, our chief executive officer converted $10,000 of notes and $2,043 of accrued interest into six shares of Series D Preferred Stock. He also purchased five shares of Series D Preferred Stock for cash proceeds of $10,000.

During the year ended December 31, 2022, entities controlled by our chief executive officer advanced $58,000 to us for working capital purposes.

During the year ended December 31, 2022, $15,000 of notes and $1,946 of related accrued interest were converted into 847,262 shares of common stock. The 847,262 shares were borrowed from our CEO to enable the conversions. We have accrued a liability for the shares to be reissued to our CEO in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022:

We issued 500 shares of series D Preferred Stock upon the conversion of $35,303 of related party notes and $964,697 of related accrued interest.

We issued 31 shares of series D Preferred Stock upon the conversion of $46,750 of notes and $12,670 of related accrued interest.

We issued 291 shares of Series D Preferred Stock for cash proceeds of $582,000.

