Form 10-Q
period 2023-09-30
Ocean Thermal Energy Corp
filed 2023-11-14
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, issuer had 184,370,469 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$65,187	$1,404
Prepaid expenses	5,000	5,000
Total Current Assets	70,187	6,404

Total Assets	$70,187	$6,404

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$21,719,371	$20,517,881
Notes payable - related party	2,294,170	2,329,473
Convertible notes payable - related party, net	117,261	114,721
Notes payable	3,650,731	3,655,932
Convertible note payable, net	2,570,412	2,531,401
Advances payable – related party, net	61,738	57,760
Derivative liability	343,137,562	6,998,262
Total Current Liabilities	373,551,245	36,205,430

Total Liabilities	373,551,245	36,205,430

Commitments and contingencies (See Note 8)	-	-

Stockholders’ deficiency
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,115 and 278 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 184,370,469 and 184,370,469 shares issued and outstanding, respectively	184,371	184,371
Additional paid-in capital	61,784,401	60,110,402
Accumulated deficit	(435,452,650)	(96,496,618)
Total Stockholders’ Deficiency	(373,481,058)	(36,199,026)

Total Liabilities and Stockholders’ Deficiency	$70,187	$6,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September30, 2022	September 30, 2023	September 30, 2022
Operating Expenses
Salaries and compensation	$221,498	$202,833	$665,575	$613,096
Professional fees	147,689	148,990	344,366	423,418
General and administrative	32,361	38,367	118,034	130,019
Total Operating Expenses	401,548	390,190	1,127,975	1,166,533

Loss from Operations	(401,548)	(390,190)	(1,127,975)	(1,166,533)

Other Income (Expenses)
Service income	-	-	12,000	-
Interest expense, net	(558,753)	(462,514)	(1,609,876)	(1,344,836)
Amortization of debt discount	(22,332)	(52,513)	(88,301)	(176,829)
Change in FV of derivative liability	(334,752,682)	(1,551,657)	(336,141,902)	(3,374,400)
Gain on conversion of debt	-	16,263	22	51,862
Total Other Income (Expense)	(335,333,767)	(2,050,421)	(337,828,057)	(4,844,203)

Loss Before Income Taxes	(335,735,315)	(2,440,611)	(338,956,032)	(6,010,736)

Provision for Income Taxes	-	-	-	-

Net Loss	$(335,735,315)	$(2,440,611)	$(338,956,032)	$(6,010,736)

Net Loss per Common Share – Basic and diluted	$(1.82)	$(0.01)	$(1.84)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic and diluted	184,370,469	180,566,121	184,370,469	177,136,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2021	2,818,750	$2,819	174,370,469	$174,371	$59,379,402	$(89,584,516)	$(30,027,924)
Series D Preferred Stock issued for cash	135	-	-	-	270,000	-	270,000
Series D Preferred Stock issued for conversion of notes and interest	143	-	-	-	286,000	-	286,000
Common Stock issued for conversions of notes payable	-	-	10,000,000	10,000	175,000	-	185,000
Net Loss	-	-	-	-	-	(6,010,736)	(6,010,736)
Balance September 30, 2022 (Unaudited)	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(95,595,252)	$(35,297,660)

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2022	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(96,496,618)	$(36,199,026)
Series D Preferred Stock issued for cash	306	-	-	-	612,000	-	612,000
Series D Preferred Stock issued for conversion of notes and interest	531	1	-	-	1,061,999	-	1,062,000
Net Loss	-	-	-	-	-	(338,956,032)	(338,956,032)
Balance September 30, 2023 (Unaudited)	2,819,865	$2,820	184,370,469	$184,371	$61,784,401	$(435,452,650)	$(373,481,058)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance June 30, 2022 (Unaudited)	2,819,028	$2,819	179,370,469	$179,371	$60,040,402	$(93,154,641)	$(32,932,049)
Common Stock issued for conversions of notes payable	-	-	5,000,000	5,000	70,000	-	75,000
Net Loss	-	-	-	-	-	(2,440,611)	(2,440,611)
Balance September 30, 2022 (Unaudited)	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(95,595,252)	$(35,297,660)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance June 30, 2023 (Unaudited)	2,819,734	$2,820	184,370,469	$184,371	$61,522,401	$(99,717,335)	$(38,007,743)
Series D Preferred Stock issued for cash	131	-	-	-	262,000	-	262,000
Net Loss	-	-	-	-	-	(335,735,315)	(335,735,315)
Balance September 30, 2023 (Unaudited)	2,819,865	$2,820	184,370,469	$184,371	$61,784,401	$(435,452,650)	$(373,481,058)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(338,956,032)	$(6,010,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	336,141,902	3,374,400
Amortization of debt discount	88,301	176,829
Gain on conversion of debt	(22)	(51,862)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,178,856	2,209,726
Net Cash Used In Operating Activities	(546,995)	(301,643)

Cash Flows From Financing Activities:
Advances from related parties	3,978	38,000
Repayment of notes payable	(5,200)	-
Proceeds from sale of preferred stock	612,000	270,000
Net Cash Provided by Financing Activities	610,778	308,000

Net increase (decrease) in cash	63,783	6,357
Cash at beginning of period	1,404	957
Cash at End of Period	$65,187	$7,314

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,740	$15,440
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for conversion of notes and accrued interest	$1,062,000	$286,000
Common stock issued for conversion of notes payable	$-	$185,000
Convertible notes payable and accrued interest converted into common stock	$-	$45,650
Convertible notes payable and accrued interest converted into preferred stock	$59,420	$100,945
Related party convertible notes payable and accrued interest converted into preferred stock	$-	$12,043
Related party note payable and accrued interest converted into preferred stock	$1,000,000	-
Notes payable and accrued interest converted into preferred stock	$-	$168,138
Derivative liability extinguished upon conversion of note payable	$2,602	$196,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The accompanying consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the condensed consolidated financial statements. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiary OCEES International Inc. (“OCEES”). Intercompany balances and transactions have been eliminated in consolidation. We have an effective interest of 100% in OCEES. Former subsidiaries Ocean Thermal Energy Bahamas LTD and OTE BM Ltd. were inactive and have been dissolved.

.

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

Because the purchase agreement had not closed as of September 30, 2023, or through the date of filing of this report, it has not been reflected in these financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2023, and December 31, 2022.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at September 30, 2023, and December 31, 2022, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at September 30, 2023, and December 31, 2022 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2023, and December 31, 2022, no balances exceeded FDIC-insured limits.

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

  The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2023 and 2022, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Shares underlying warrants outstanding	16,500	125,073
Shares underlying convertible notes outstanding	24,528,160,203	648,510,042
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	24,544,864,203	665,322,615

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of approximately $339 million and used $546,995 of cash in operating activities for the nine months ended September 30, 2023. We had a working capital deficiency of approximately $373 million and a stockholders’ deficiency of approximately $373 million as of September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the nine months ended September 30, 2023, $35,303 of related party notes and $964,697 of related accrued interest were converted into 500 shares of Series D Preferred Stock.

During the nine months ended September 30, 2023, $46,750 of notes and $12,670 of related accrued interest were converted into 31 shares of Series D Preferred Stock.

During the nine months ended September 30, 2022, $215,000 of notes and $66,126 of related accrued interest were converted into 143 shares of Series D Preferred Stock.

During the nine months ended September 30, 2022, $45,650 of notes were converted into 10,000,000 shares of common stock.

The following convertible notes and notes payable were outstanding at September 30, 2023:

Date of	Maturity	Interest	In	Original	Principal at September 30,	Discount at September 30,	Carrying Amount at September 30,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2023	2023	2023	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	79,075	-	79,075	-	-	79,075	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,678	-	21,678	-	-	21,678	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,668	-	21,668	-	-	21,668	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	578,075	-	578,075	-	-	578,075	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	239	4,761	4,761	-	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$8,632,813	$239	$8,632,574	$2,411,431	$-	$6,221,143	$-

(1)	Maturity date is 90 days after demand.
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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, September 30, 2023	$343,137,562	$-	$-	$343,137,562
Derivative Liability, December 31, 2022	$6,998,262	$-	$-	$6,998,262

The reconciliation of the derivative liability for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Derivative liability as of January 1	$6,998,262	$3,769,211
Addition to derivative instruments	-	-
Derivative liability extinguished upon conversion of notes payable	(2,602)	(196,086)
Change in fair value of derivative liability*	336,141,902	3,374,400
Derivative liability, as of September 30	$343,137,562	$6,947,525

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

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Nine Months Ended September 30,
	2023	2022
Expected dividends	0%	0%
Expected volatility	187%-994%	184%-368%
Risk free interest rate	4.64%-5.55%	0.52%-4.05%
Expected term (in years)	0.02– 1 years	0.25– 1.42 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

There were no common stock transactions during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we issued 10,000,000 shares of common stock with a fair value of $185,000 for the conversion of a portion of our notes payable in the amount of $45,650.

Preferred Stock

On June 6, 2023, the board of directors agreed to amend the Certificate of Designation to authorize an additional 400 Series D Convertible Preferred Shares. On June 9, 2023, the Series D Convertible Preferred Stockholders approved that increase by majority written consent and the amendment was filed with the Nevada Secretary of State on June 12, 2023.

During the nine months ended September 30, 2023, we issued 306 shares of Series D Preferred Stock for cash proceeds of $612,000.

During the nine months ended September 30, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the nine months ended September 30, 2023, we issued 31 shares of Series D Preferred Stock upon conversion of $46,750 of notes and $12,670 of related accrued interest.

During the nine months ended September 30, 2022, we issued 135 shares of Series D Preferred Stock for cash proceeds of $270,000.

During the nine months ended September 30, 2022, we issued 143 shares of Series D Preferred Stock valued at $286,000 upon conversion of $215,000 of notes and $66,126 of related accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. We have issued to Craft, as finder’s fees for transactions between L2 Capital and us, warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for total outstanding warrants to purchase 125,073 shares of common stock, none of which has been exercised, and 108,573 warrants have expired. The remaining warrants have a fair value of $135 based on the Black-Scholes option-pricing model. The warrants have exercise prices ranging from $0.0425 to $0.25 per share and are exercisable for a period of five years after the closing of the placement. If we, at any time while these warrants are outstanding, sell or grant any option to purchase or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities entitling any person or entity to acquire shares of common stock, at an effective price per share less than the then-exercise price, then the exercise price will be reduced to equal the lower share price, at the option of Craft. Such adjustment will be made whenever such common stock is issued. We will notify Craft in writing, no later than the trading day following the issuance of any common stock, of the applicable issuance price or applicable reset price, exchange price, conversion price, and other pricing terms.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of September 30, 2023. We have repaid $260,000 and the balance at September 30, 2023 was $115,000, with accrued interest of $67,325 at September 30, 2023.

NOTE 11 – RELATED-PARTY TRANSACTIONS

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave to the other written notice of termination, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated at May 31, 2023. For the three months ended September 30, 2023 and 2022, rent expense pursuant to this lease was $0 and $30,000, respectively. For the nine months ended September 30, 2023 and 2022, rent expense pursuant to this lease was $50,000 and $90,000, respectively. At September 30, 2023 and December 31, 2022, we had a payable to the entity of $30,000 and $70,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month. For the three and nine months ended September 30, 2023, rent expense was $3,000 and $5,000, respectively.

For the nine months ended September 30, 2023 and 2022, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended September 30, 2023 and 2022, we recorded expense of $28,803 and $28,270, respectively, to this company. For the nine months ended September 30, 2023 and 2022, we recorded expense of $86,923 and $89,613, respectively, to this company. At September 30, 2023 and December 31, 2022, we had a payable to the entity of $6,413 and $74,070, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $856,436 and $1,656,757 at September 30, 2023, and December 31, 2022, respectively.

During the nine months ended September 30, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the nine months ended September 30, 2023, we received $3,978 in net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of notes and accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at September 30, 2023.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023,

We issued 87 shares of Series D Preferred Stock for cash proceeds of $174,000.

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

Because the purchase agreement had not closed as of September 30, 2023, or through the date of filing of this report, the transaction has not been reflected in our financial statements at September 30, 2023.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

We had no revenue in the three months ended September 30, 2023 and 2022.

During the three months ended September 30, 2023, we had salaries and compensation of $221,498, compared to salaries and compensation of $202,833 during the same three-month period for 2022, an increase of 9.2%.

During the three months ended September 30, 2023 and 2022, we recorded professional fees of $147,689 and $148,990, respectively, a decrease of 0.9%. Decreases in legal fees were partially offset by increases in accounting and consulting fees. Accounting fees increased during the period due to the timing of the audit and reviews of our financial statements.

We incurred general and administrative expenses of $32,361 during the three months ended September 30, 2023, compared to $38,367 for the same three-month period for 2022, a decrease of 15.7%. A decrease in rent expense was partially offset by increases in travel and other corporate expenses.

Our interest expense was $558,753 for the three months ended September 30, 2023, compared to $462,514 for the same period for 2022, an increase of 20.8%. This change was due to an increase in debt and higher interest rates on defaulted notes.

Our debt discount amortization was $22,332 for the three months ended September 30, 2023, compared to $52,513 for the same period of the previous year. The decrease of 57.5% is due to full amortization of discount on debt that became due during the periods. There was an increase in the fair value of the derivative liability of $334,752,682 during the three months ended September 30, 2023, compared to a $1,551,657 increase for the 2022 period, the increase in 2023 resulting primarily from a sharp drop in the market value of our common stock during the current period, along with an increase in derivative related debt. There was no gain on the conversion of debt during the three months ended September 30, 2023, as compared to $16,263 in the same period of 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

We had no revenue in the nine months ended September 30, 2023 and 2022.

We had miscellaneous services income of $12,000 during the nine months ended September 30, 2023, with no income in the 2022 period.

During the nine months ended September 30, 2023, we had salaries and compensation of $665,575, compared to salaries and compensation of $613,096 during the same nine-month period for 2022, an increase of 8.6%.

During the nine months ended September 30, 2023 and 2022, we recorded professional fees of $344,366 and $423,418, respectively, a decrease of 18.7%. During the first nine months of 2023, our legal fees were less due to decreased expense related to the continuing Memphis litigation issues.

We incurred general and administrative expenses of $118,034 during the nine months ended September 30, 2023, compared to $130,019 for the same nine-month period for 2022, a decrease of 9.2%. A decrease in rent expense was partially offset by increases in travel and other corporate expenses.

Our interest expense was $1,609,876 for the nine months ended September 30, 2023, compared to $1,344,836 for the same period for 2022, an increase of 19.7%. This change was due to an increase in debt and higher interest rates on defaulted notes.

Our debt discount amortization was $88,301 for the nine months ended September 30, 2023, compared to $176,829 for the same period of the previous year. The decrease of 50.1% is due to full amortization of discount on debt that became due during the periods. There was an increase in the fair value of the derivative liability of $336,141,902 during the nine months ended September 30, 2023, compared to a $3,374,400 increase for the 2022 period, the increase in 2023 resulting primarily from a sharp drop in the market value of our common stock during the current period, along with an increase in derivative related debt. There was a gain of $22 on the conversion of debt during the nine months ended September 30, 2023, as compared to $51,862 in the same period of 2022.

Liquidity and Capital Resources

At September 30, 2023, our principal source of liquidity consisted of $65,187 of cash, as compared to $1,404 of cash at December 31, 2022. At September 30, 2023, we had negative working capital (current assets minus current liabilities) of approximately $373 million, which includes a derivative liability of approximately $343 million. In addition, our stockholders’ deficiency was approximately $373 million at September 30, 2023, compared to stockholders” deficiency of $36,199,026 at December 31, 2022, an increase in the deficiency of approximately $337 million, resulting from a loss of approximately $339 million for the nine-month period ($336 million of which was from the change in value of our derivative liability), partially offset by an increase in equity resulting from the issuance of preferred stock in the amount of $1,674,000. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $546,995 during the nine months ended September 30, 2023, as compared to using net cash of $301,643 during the nine months ended September 30, 2022, an increase of 81.3%. The increase in net cash used in operations is due to the overall increase in net loss of approximately $333 million and the change in accounts payable and accrued expenses of $0.03 million, partially offset by the increase in the change in the fair value of derivative liability and other noncash items of $333 million, as compared to the 2022 period.

Financing activities provided cash of $610,778 for our operations during the nine months ended September 30, 2023, as compared to $308,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received $612,000 in proceeds from the sale of preferred stock, and we received $270,000 from the sale of preferred stock in the 2022 period. Repayments of notes payable were $5,200 for the 2023 period. We also received working capital advances from related parties of $3,978 during the nine months ended September 30, 2023, and received $38,000 of advances in the 2022 period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have experienced recurring losses and we had a net loss of approximately $339 million and used $546,995 of cash in operating activities for the nine months ended September 30, 2023. We had a working capital deficiency of approximately $373 million and a stockholders’ deficiency of approximately $373 million as of September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2023, we issued 131 shares of preferred stock for the cash proceeds of $262,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $68,350 as of September 30, 2023. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $32,782 as of September 30, 2023. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $79,075 and the accrued interest is $38,898 as of September 30, 2023. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,678 and the accrued interest is $9,183 as of September 30, 2023. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,668 and the accrued interest is $10,865 as of September 30, 2023. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of September 30, 2023, the outstanding note balance was $1,000,000, plus accrued interest of $1,118,615. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of September 30, 2023, the note balance outstanding was $130,000, and the accrued interest as of that date was $100,951. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of September 30, 2023, the note balance was $1,067,197 and the accrued interest was $80,929. This note is in default.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $564,945 as of September 30, 2023. As of September 30, 2023, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2019. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $43,000 as of September 30, 2023. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of September 30, 2023, the outstanding balance of these notes was $65,000, plus accrued interest of $24,227. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of September 30, 2023, the outstanding note balance was $543,093 and the accrued interest was $350,610. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 10% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of September 30, 2023, the balance of the notes outstanding was $859,156 and the accrued interest was $446,842. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $1,623,050 as of September 30, 2023. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of September 30, 2023, the outstanding note balance was $578,075, which includes a default penalty, and the accrued interest was $1,412,209. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of September 30, 2023, the balance outstanding was $10,000 and the accrued interest was $3,062. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of September 30, 2023, the balance outstanding was $26,200, and the accrued interest was $10,623. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of September 30, 2023, the total outstanding balances of all these loans are $40,000 and accrued interest was $12,619. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As September 30, 2023, the total outstanding balance of these loans was $225,000 and accrued interest was $66,069. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of September 30, 2023, the total outstanding value of these loans was $15,000 and accrued interest was $3,899. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. As September 30, 2023, the total outstanding balance of these loans was $155,000 and accrued interest was $31,780. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. As September 30, 2023, the total outstanding balance of these loans was $280,000 and accrued interest was $48,299. These notes are in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: November 14, 2023	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

