Form 10-K
period 2023-12-31
Ocean Thermal Energy Corp
filed 2024-03-28
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $1,750,539.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2024, there were 184,370,469 shares of the registrant’s common stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” and “our company” refer to Ocean Thermal Energy Corporation, a Nevada corporation, and our subsidiary. All amounts in this report are in U.S. dollars, unless otherwise indicated.

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

By mutual consent of the parties, the purchase agreement has not closed as of December 31, 2023, or through the date of filing of this report. As a result, it has not been reflected in our financial statements at December 31, 2023.

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

The Natural Energy Laboratory of Hawaii Authority, or NELHA, test facility (http://nelha.hawaii.gov) has developed many applications for technologies based on ocean temperature differences between surface and deep seawater, including desalinated seawater, fish farming, and agriculture. Note: All URL addresses in this report are inactive textual references only. We believe our proprietary advances to existing technologies developed by others in the industry enhance their commercialization for the plants we propose to develop.

We have recruited a scientific and engineering team that includes oceanographers, engineers, and marine scientists who have worked for various organizations since the 1970s on several systems based on extracting energy from the temperature differences between surface and deep seawater, including projects by NELHA, the Argonne National Laboratory (http://www.anl.gov), and others. Our executive team members have complementary experience in leading engineering and technical companies and projects from start-up to commercialization.

We expect to use our technology to develop OTEC and SWAC systems for various applications for potential customers in tropical and subtropical regions, the U.S. Department of Defense, and the U.S. Department of Agriculture. We have conducted scientific and engineering studies for an OTEC EcoVillage in St. Croix, U.S. Virgin Islands, which should add significant value to our business. We plan to facilitate the development of sustainable living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel-free electricity. In the development, buildings will be cooled by energy-efficient and chemical-free systems, and desalinated water will be produced for drinking, aquaculture, and agriculture. The OTEC EcoVillage project consists, in part, of an OTEC plant that will provide all power and water to about 400 residences, a hotel, a shopping center, and models of sustainable agriculture, food production, and other economic developments. Each sale of luxury EcoVillage residences will support the development of environmentally responsible affordable communities in tropical and subtropical regions of the world. We believe our OTEC EcoVillage will be the first development in the world offering a net-zero carbon footprint.

Through our Small Business Innovation Research credentials, we continue to discuss opportunities to design, build, own, and operate an OTEC system producing base-load sustainable electricity and desalinated water without using fossil fuels to do so. Our discussions have included OTEC designs for a Naval Support Facility in the Indian Ocean as a part of our Small Business Innovation Research program. We have also discussed plans with the U.S. Department of Defense for our company to build, own, and operate an OTEC system producing base-load renewable energy and desalinated water for a remote military base in the South Pacific.  We have been contacted by interested parties from India and an engineering company based in France, both of whom are interested in OTEC systems producing desalinated water.  Discussions with these and other interested parties are ongoing.

Our Vision

Our vision is to bring our technologies to tropical and subtropical regions where about three billion people live. Our market includes 68 countries and 29 territories with suitable sea depth, shore configuration, and need. We plan to be the first company in the world to design and build a commercial-scale OTEC plant and, to that end, have several projects in the planning stages. Our initial markets and potential projects include several U.S. Department of Defense bases in Asia Pacific and other regions where energy independence is crucial. Currently, we have projects in the planning and development stages with the U.S. Department of Defense, the Ministry of Earth Sciences at the Government of India, and an Engineering Company from France.

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

Further, a small, commercial OTEC plant could offer competitive returns even in a market where electricity costs as low as $0.30 per kilowatt-hour, or kWh. Caribbean consumers face some of the highest energy prices globally due to heavy reliance on expensive and volatile fossil fuel imports. According to the World Bank, electricity prices in the Caribbean average around US$ 0.25 per kWh, more than double the average price in the United States, and, in some countries, reach over $0.40 per KWh. Out of 11 Caribbean countries with available data, nine generated more than 80 % of their electricity using imported fuels, and five imported 90% of their energy. For the U.S. Virgin Islands, the Water and Power Authority of the Virgin Islands reported that as of March 2022, (latest data available), the average price for electricity for commercial customers was nearly $0.47 per kWh. We believe that we have an opportunity to offer base-load energy (the amount of energy required to meet minimum requirements) pricing that is better than our customer’s next best alternative in the markets where electricity costs are $0.30 or more per kWh.

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

We estimate that a small OTEC plant that delivers 10 megawatts (MWs) per hour would currently cost approximately $250 million. This is the plant size that we typically propose for our initial target markets to meet 20% or more of their current demand for electricity and a large portion of their need for fresh drinking water and agricultural water, although discussions with the U.S. Department of Defense have included OTEC plants of 17.5 MW. OTEC has been proven in test settings at NELHA, where a Department of Energy-sponsored OTEC plant operated successfully throughout the 1990s to produce continuous, affordable electricity from the sea without using fossil fuels. Spin-off desalination and seawater cooling technologies, developed from the OTEC plant at NELHA, have also become economically and technically feasible.

Finally, we believe the decreasing supply and increasing cost of fossil-fuel-based energy has intensified the search for renewable alternatives. Renewable energy sources, although traditionally more expensive than comparable fossil-fuel plants, have many advantages, including increased national energy security, decreased carbon emissions, and compliance with renewable energy mandates and air quality regulations. We believe these market forces will continue and potentially increase. Renewable energy sources may be attractive in remote islands where shipping costs and limited economies of scale substantially increase fossil-fuel-based energy. Many islands contain strategic military bases with high-energy demands that we believe would greatly benefit from a less expensive, reliable source of energy that is produced locally, such as OTEC.

SWAC//LSC is a process that uses cold water from locations such as the ocean or deep lakes to provide the cooling capacity to replace traditional electrical chillers in an air conditioning system. SWAC/LSC applications can reduce the energy consumption of a traditional air-conditioning system by as much as 90%. Even when the capital cost amortization of building a typically sized SWAC/LSC system providing 9,800 tons of cooling ($140-$150 million) are taken into account, SWAC/LSC can save the customer approximately 25-40% when compared to conventional systems—we estimate savings can be as high as 50% in locations where air temperatures and electricity costs are high. Cooling systems using seawater or groundwater for large commercial structures are in use at numerous locations developed and operated by others worldwide, including Bora Bora (Intercontinental Hotel), Finland (Google Data Center); Cornell University, NY; Stockholm, Sweden; and the City of Toronto, Canada.

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

The world’s largest OTEC power plant to date was operational at the NELHA facility in Hawaii and was connected to the electrical grid. It provided base-load electricity produced by OTEC to residential homes. Around the world, a couple of other successful developmental and experimental plants have been built, and the U.S. National Oceanic and Atmospheric Administration, or NOAA, has stated that: “The qualitative analysis of the technical readiness of OTEC by experts at this workshop suggest that a <10 MWe floating, closed-cycle OTEC facility is technically feasible using current design, manufacturing, deployment techniques and materials” (https://coast.noaa.gov/data/czm/media/otec_nov09_tech.pdf). We believe that we have sufficient skill and knowledge to now commercialize 5-MW to 30-MW land-based OTEC plants, using off-the-shelf components, including the cold-water piping.

SWAC/LSC is a significantly more cost-effective and environmentally friendly way to implement air-conditioning using cold water sourced from lakes or, analogous with OTEC, deep ocean water, rather than from an electric chiller. Comparing Federal Energy Management Program engineering efficiency requirements of approximately 0.94 kilowatts of electricity per ton of cooling capacity with our own engineering estimates of 0.09 kilowatts of electricity per ton of cooling capacity, as calculated by DCO Energy, our engineering, procurement, and construction partner, we estimate that SWAC/LSC systems can reduce electricity consumption by up to 80-90% over conventional systems. Therefore, we believe energy reductions may make SWAC/LSC systems well-suited for large structures, such as office complexes, medical centers, resorts, data centers, airports, and shopping malls. We believe that other SWAC/LSC plants we may develop will likely achieve similar efficiencies. There are examples of proven successful SWAC/LSC systems in use, including a large 79,000-ton system used to cool buildings in the downtown area of the City of Toronto, Canada; a SWAC system in Google’s data center in Finland that uses waters from the Baltic Sea to keep servers cool; and a system with more than 18,000 tons of cooling in operation at Cornell University, Ithaca, New York. .

OTEC Versus Other Energy Sources

The construction costs of power plants using any technology are much higher in remote locations, such as tropical islands, than on the mainland of the United States, principally due to the need to transport materials, components, and other construction supplies and labor unavailable locally. There are also considerations that make those other technologies less attractive in those areas. We believe the consistency of OTEC during its life provides clear advantages over other power-generation technology in the tropical and subtropical markets because its base-load power (available at all times and not subject to fluctuations throughout the day) is an important asset to the small transmission grid, which is typical in these regions.

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

Our estimated price for OTEC-generated power of approximately $0.30 per kWh under current economic conditions, which can be as low as $0.18 net per kWh with maximum efficiency and revenue from water production, is also constant both throughout the year and over a plant’s life. OTEC’s power price, determined almost entirely by the amortization of its initial cost, is a protection against inflation and rising interest rates, which greatly affect coal and oil. Customers in our target markets currently pay from $0.25 to as high as $0.60 per kWh for power from coal and oil-fueled power plants. However, imported fuels are subject to price volatility, which directly impacts the cost of electricity and adds operating risk during a plant's life. The fuel handling to allow for shipping, storage, and local transport is expensive, a potential source of damaging fuel spills, and a basis for environmental concerns. Fossil-fuel plants create pollution, emit carbon dioxide, and are visually unappealing, which is of particular concern in tropical areas renowned for their clear, pristine air and beauty. We project OTEC can save these markets up to 40%, compared to their current electrical costs, and when revenues from fresh drinking water, aquaculture, and agriculture production are considered, the justification is even more compelling.

Overview of the Market and the Feasibility of OTEC in Current Market Conditions

We believe that OTEC is now an economically, technologically, and environmentally competitive power source, especially for developing or emerging countries in certain tropical and subtropical regions contiguous to oceans. Our natural target markets are communities in countries around the Caribbean, Asia, and the Pacific. These locations are typically characterized by limited infrastructure, high energy costs, mostly imported or expensively generated electricity, and frequent significant fresh water and food shortages. These are serious limitations on economic development, which we believe our OTEC technology can address.

The National Oceanic and Atmospheric Administration (NOAA) reports that the development of OTEC technology has promise in tropical areas, where year-round temperature differences between the deep cold and warm surface waters are greater than 20 degrees Celsius (36 degrees Fahrenheit). This energy technology also has the potential to generate potable water, hydrogen, and ammonia. Cold water from the OTEC process can be used to benefit commercial products, such as air conditioning and aquaculture.

Over the past 15 years, there have been substantial changes in many areas that have now made the commercialization of OTEC a reality, influenced by the frequently changing and unpredictable price of oil and the effects of climate change leading to violent weather patterns and drought conditions around the world.

U.S. oil companies and refiners are likely to face another challenging 12 months in 2024, Bank of America (BofA) analysts wrote in January 2024. BofA expects Brent crude to average $80 per barrel this year.

Facts like these have increased attention and interest in OTEC in the commercial sector and among candidates. With OTEC power, customers can decouple the price of electricity from the price of oil, combat the effects of climate change, and reduce greenhouse gases escaping into the atmosphere.

Greenhouse gas emissions from fossil fuels are projected to reach a record 36.8 billion metric tons in 2023, an increase of 1.1% over 2022, according to an annual report by the Global Carbon Project. The US and EU have been the biggest climate polluters, historically.

China, the US, India, and the EU are the top four polluters responsible for more planet-heating emissions than the rest of the world combined. According to a CNN report in January 2024, they accounted for more than 56% of total global emissions in 2022 (latest figures).

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

According to the U.S. Energy Information Administration (“EIA”), renewable energy can play an important role in U.S. energy security and in reducing greenhouse gas emissions. Using renewable energy can help to reduce energy imports and reduce fossil fuel use, which is the largest source of U.S. carbon dioxide emissions. In the Annual Energy Outlook 2021 reference case, EIA projects that U.S. renewable energy consumption will continue to increase through 2050. The reference case generally assumes that current laws and regulations that affect the energy sector, including laws that have end dates, remain unchanged throughout the projection period.

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

President Biden’s purpose in Executive Order 14008 clearly stated the need to combat climate change:

It is the policy of my Administration to lead the Nation’s effort to combat the climate crisis by example—specifically, by aligning the management of Federal procurement and real property, public lands and waters, and financial programs to support robust climate action. By providing an immediate, clear, and stable source of product demand, increased transparency and data, and robust standards for the market, my Administration will help to catalyze private sector investment into and accelerate the advancement of America’s industrial capacity to supply, domestic clean energy, buildings, vehicles, and other necessary products and materials.

People in many countries today, including the United States, are concerned with environmental issues caused by fossil-fuel-generated power. Gallup surveys find public acceptance of climate change is rising.  Americans favor “green” solutions over those involving increased production of traditional energy supplies when asked how to better address the nation’s energy problems. Approximately 35-59% of the public believes the nation should emphasize the development of alternative energy sources over producing energy from oil, gas, and coal. Gallup found that Americans have consistently favored conservation or alternative energy production over traditional energy-source production, though the sizes of the gaps have varied, depending on the current energy situation.

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

According to the UN Climate Change Live Blog of January 12, 2024:

The COP28 UN Climate Change Conference in Dubai, the United Arab Emirates, was the biggest of its kind. Some 85,000 participants, including more than 150 Heads of State and Government, were among the representatives of national delegations, civil society, business, Indigenous Peoples, youth, philanthropy, and international organizations in attendance at the Conference from 30 November to 13 December 2023.

COP28 was particularly noteworthy as it marked the conclusion of the first ‘global stocktake’ of the world’s efforts to address climate change under the Paris Agreement. Having shown that progress was too slow across all areas of climate action – from reducing greenhouse gas emissions to strengthening resilience to a changing climate to getting financial and technological support to vulnerable nations – countries responded with a decision on accelerating action across all areas by 2030. This includes a call on governments to speed up the transition away from fossil fuels to renewables such as wind and solar power in their next round of climate commitments.

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

8

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

●	The NELHA demonstration OTEC plant in Hawaii produced 100 kilowatts of sustainable, continuous electricity annually and had powered a neighborhood of 120 homes.

Recent international political instability, especially in Eastern Europe and the Middle East proved that fossil-fuel-producing regions and oil price volatility have exposed the criticality of energy security and independence for all countries. The need to have tighter control of domestic energy requirements is a matter of increasing international concern. Continued reliance on other countries (particularly those in oil-producing regions) is no longer a favorable option. We believe these considerations will continue to drive renewable research and commercialization efforts that promote technologies with global potential to replace fossil-fuel-based energy systems and benefit from base-load capabilities like OTEC.

Our current management team has led the development of the business since 2010 and has advanced the technology and understanding of OTEC, SWAC/LSC to worldwide markets. These efforts have helped us establish an eager marketplace for our technology and an understanding of the importance of designing, building, and operating a commercial-grade OTEC system. Our efforts in the U.S. Virgin Islands included an extensive feasibility study explaining how OTEC could operate successfully. The Public Services Commission of the U.S. Virgin Islands has approved our application to be a “qualified facility” and build a 15MW OTEC plant on the island of St. Croix. In addition to the OTEC plant, we have presented testimony to the territory showing how OTEC could provide potable water to the U.S. Virgin Islands. We have held multiple meetings with the U.S. Army, U.S. Department of Defense Officials, Indian Government Officials, and others to explain more about OTEC technology. We believe we have made good progress in explaining the benefits of OTEC and that the technology is ready for commercialization by our company.

We are discussing both OTEC and SWAC/LSC projects with various federal government departments and large U.S. engineering companies. Currently, several projects are in the planning and discussion phase:

●	We are in discussions with the U.S. Department of Defense for a 17.5 MW OTEC system for a remote military base in the South Pacific.

●	We have prepared designs for OTEC and/or SWAC/LSC for an Eco Village powered by an OTEC plant for the U.S. Virgin Islands.

●	We have made application for several grants through the U.S. Department of Energy to support the commercialization of OTEC technology together with the production of "green hydrogen.”
●	We continue to respond to inquiries for OTEC/SWAC/LSC from potential customers around the world.
●	We continue to utilize our Small Business Innovation Research credentials in discussions with the U.S. government, including for remote military bases in tropical regions.

In light of the foregoing, we believe it is appropriate to seek additional funding to further progress and build our engineering and technical teams, develop our intellectual property, file patents for several OTEC technical systems, and advance our current opportunities to support our growth strategy.

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

OTEC Projects

The estimated construction costs for a 20-MW plant are approximately $445 million with hard costs of approximately $301 million for the power system and platform construction and piping, which make up 68% of the total. The remaining 32% consists of other construction costs and the deployment of the cold-water pipe and soft costs of approximately $144 million for design, permits and licensing, environmental impact assessment, bathymetry, contractor fees, and insurance.

9

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

Our Project Timeline

We have not  constructed or placed into operation any OTEC or SWAC/LSC plants. However, based on our planning process and early development experience to date, we estimate that it will take approximately two years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

Our Strategic Relationships

We have a strategic relationship with DCO Energy, LLC, Mays Landing, New Jersey, an American energy development company specializing in the development, engineering, construction, start-up, commissioning, operation, maintenance, and management, as well as ownership, of central energy centers, renewable energy producing facilities of approximately 275 MW of electricity facilities. DCO Energy was formed in 2000 and has independently developed and/or operated energy producing facilities of approximately 275 MW of electric, 400 MMBtu/hr of heat recovery, 1,500 MMBtu/hr of boiler capacity, and 130,000 tons of chilled water capacity, totaling over $1 billion of assets. DCO Energy provides financing, engineering and design, construction management, start-up and commissioning resources, and long-term operating and maintenance services for its own projects as well as third-party clients.

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

In our systems, the two most important components are heat exchangers and deep-water intake pipes. Although there are multiple providers of each of these components, the supply of the best components comes from just a few companies globally. We expect to source our deep-water intake pipes from  pipe manufacturing companies in the U.S. and Norway, the only companies  we know of that make pipes of sufficient quality, strength, and diameter (2.5 meters) to support our planned OTEC plants.

10

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

We continue to review other contracting opportunities that will help commercialize OTEC technology.

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

Our target markets are comprised of large institutional customers that typically include governments, utilities, large resorts, hospitals, educational institutions, and municipalities. We market to them directly through personal meetings and contact by our chief executive officer and other key team members. We also make extensive use of centers of influence either to heighten awareness of our products in the minds of key customers’ decision-makers or to secure face-to-face meetings and preliminary agreements between our customers and our chief executive officer.

Sales cycles in our business are extraordinarily long and complex and often involve multiple meetings with the governmental, regulatory, electric utility, and corporate entities. Therefore, we cannot predict when or if any projects we currently have under development will progress to a signed contract or operational phase and generate revenue. We do not expect sales to be seasonal or cyclical.

11

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

Facilities

Our principal executive offices are located at. 3675 Market Street, Suite 200, Philadelphia PA 19104. We also maintain a small office in Lancaster, PA, pursuant to a lease with a company controlled by our chief executive officer. Our telephone number at that address is (717) 299-1344.

Intellectual Property

We use or intend to employ in the performance of our material contracts, intellectual property rights in relation to the design and development of OTEC plants. Our intellectual property rights can be categorized broadly as proprietary know-how, technical databases, and trade secrets comprising concept designs, plant design, and economic models. Additionally, we have received approval from the U.S. Patent and Trademark Office for the trademark TOO DEEP®  for use with the provision of desalinated deep ocean water for consumption.

We may apply for patents for components of our intellectual property for OTEC and SWAC/LSC systems, including novel or new methodologies for cold-water piping, heat exchanges, and computer-aided design programs. We cannot assure that any patents we seek will be granted.

Our intellectual property has been developed by our employees and is protected under employee agreements confirming that the rights in the inventions and developments made by the employees are our property. Confidential information is protected by nondisclosure agreements that we entered into with prospective partners or other third parties with which we do business.

We have not received any notification from third parties that our processes or designs infringe any third-party rights, and we are not aware of any valid and enforceable third-party intellectual property rights that infringe our intellectual property rights. Currently, no company has a patent for OTEC technology.

Employees

We currently have two employees, one officer and one finance/accounting. Our employees do not have collective bargaining agreements, and we have not experienced work interruptions or strikes.

12

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

Risks Related to Our Financial Condition

The auditors’ report for the years ended December 31, 2023 and 2022, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2023 and 2022, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $9,150,677 and $6,912,102, respectively; used cash in operations of $669,463 and $327,213, respectively; had a working capital deficiency of $43,501,703 and $36,199,026, respectively; and had an accumulated deficit of $105,647,295 and $96,496,618, respectively, at December 31, 2023 and 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern beyond December 31, 2023, is dependent on our ability to raise additional capital through the sale of debt or equity securities or stockholder loans and to implement our business plan during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding through implementing our strategic plans, broadly based marketing strategy, and sales incentives to expand operations will provide the opportunity for us to continue as a going concern.

We have no current project that will generate revenues in the near future.

None of our projects is at a stage of development that will allow them to generate revenues in the near future. Our project development cycles are relatively long, extending over several years as we identify a potential project site, complete negotiations with third parties, complete permitting, obtain financing, complete construction, and place a plant into service. We expect to receive a development fee of approximately 3% of the project cost from our projects, payable upon the close of project financing. Operating revenues from projects are expected to be received when the plant has been built and placed into operation. We are currently focusing on developing a U.S. Virgin Island project, but even if we develop it successfully, it will not generate revenues until several years in the future. Until we receive revenues from this or another project, we will depend on raising funds from external sources.

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

13

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

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO-led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals. In these circumstances, our efforts to commercialize our technology may be delayed or otherwise negatively impacted.

Ongoing world economic, currency-exchange, energy-price, contagious disease, and political circumstances adversely affect our project development activities.

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in the Middle East and other international relations; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for the development of our projects. It now appears that emerging markets and developing countries may be slower in vaccinating their populations against the coronavirus, which may make it more difficult for us to operate in our target markets. The possibility that principal energy prices will continue at current or even lower levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. The decline in crude oil prices from over $100 per barrel several years ago to approximately one quarter of that today has adversely affected alternative energy development. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may continue to decline.

We require substantial amounts of capital for all phases of our proposed activities.

We require substantial amounts of capital to fund efforts to identify, research, preliminarily engineer, permit, and design our projects and to negotiate PPAs for them. These costs may not be recovered, because we may not elect to complete the development of the project or because the development and operation of the project are not successful. We will rely on external capital to fund our operations, and we cannot assure that such capital will be available. Our efforts to access capital markets will be limited, particularly at the outset, because we have not yet developed and placed into operation our first plant. Accordingly, we expect that we will have to provide the potential for a significant economic return for the initial capital we obtain, which will likely dilute the interests of our existing stockholders. We expect that each project that we are able to fully develop, construct, and place into operation will require several stages and levels of debt and equity financing. For example, we expect that a 20-MW OTEC plant may require total capital expenditures of approximately $445 million, consisting of $365 million in project debt financing and $80 million in equity. We cannot assure that we will be able to obtain financing. If obtained, such financing may be on terms that we will retain only a minority financial interest in the completed project and its operations. Our inability to obtain required financing for any activity or project could have a material adverse effect on our activities and operations.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We store and transmit data, including sensitive and nonpublic data regarding our company, employees, and counterparties. Given our limited size, resources and operations, we believe we have appropriate processes in place, as well as appropriate physical and administrative controls, to allow oversight and identification of cybersecurity threats to our operations.  The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems. Several information systems are software applications provided by third parties. We monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data.

Like many companies, we might be subjected to attempts by unauthorized actors to disrupt our operations, access our data, or otherwise cause damage to our technology infrastructure, including through the use of phishing, malware, and other attack vectors.

In addition, we are subject to cybersecurity risk in connection with vendors we use. For example, a weakness in vendor systems or software products that we use in the operation of our business may provide a mechanism for a cyber threat actor to access our systems or information through trusted paths. Recent global supply chain security incidents such as compromises of reputable software update services are illustrative of this type of occurrence.

To date, we have not been materially affected by cybersecurity incidents and believe our risk to such a threat is low.

Governance

Our board of directors is responsible for the oversight of risks related to cybersecurity threats. Management communicates with the board of directors on a regular basis regarding cybersecurity efforts through risk reporting and the development and testing of procedures and exercises for responding to both internal and external cyber threats. We believe our board of directors is capable of addressing the full spectrum of potential risks to us, estimating the likelihood of such an occurrence, and predicting the potential financial impact of each risk, for the purpose of prioritizing risks, including the risk of a cybersecurity threat.

Given our limited resources, we believe we have appropriate processes in place, as well as appropriate physical and administrative controls, to allow oversight and identification of cybersecurity threats to our operations.

ITEM 2. PROPERTIES

Our principal corporate offices are located at 3675 Market Street, Suite 200, Philadelphia PA 19104 and leased from CIC, Philadelphia. We are at the heart of University City, just steps away from UPenn and Drexel University. Our rent is approximately $500 per month. These facilities are generally in good condition, well maintained, and suitable and adequate for our current and projected operating needs. In May 2023, we entered into a month-to-month agreement for shared use of an office and facilities at 128 E Grant Street, Lancaster, Pennsylvania 17602, for $1,000 per month, pursuant to a lease with a company controlled by our chief executive officer.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2023. We have repaid $260,000, and the balance at December 31, 2023, was $115,000, with accrued interest of $72,542 at December 31, 2023.

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

	Low	High
Year Ended December 31, 2023
Fourth Quarter	$0.006	$0.015
Third Quarter	$0.001	$0.015
Second Quarter	$0.006	$0.017
First Quarter	$0.006	$0.010

Year Ended December 31, 2022
Fourth Quarter	$0.006	$0.017
Third Quarter	$0.009	$0.020
Second Quarter	$0.007	$0.043
First Quarter	$0.006	$0.018

On March 19, 2024, the closing price per share of our common stock as quoted on the OTC marketplace was $0.0157. As of March 19, 2024, there were approximately 1,470 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we issued 393 shares of Series D Preferred Stock for cash proceeds of $786,000.

During the year ended December 31, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the year ended December 31, 2023, we issued 31 shares of Series D Preferred Stock upon conversion of $46,750 of notes and $12,670 of related accrued interest.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2023.

Overview

We develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects provide the opportunity for ancillary products such as potable/bottled water and high-profit aquaculture, mariculture, and agriculture processes.

We currently have no source of revenue, so as we continue to incur costs, we depend on external funding for operations. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

We had no revenue in the years ended December 31, 2023 and 2022.

We had miscellaneous services income of $12,000 during the year ended December 31, 2023, with no income in the 2022 period.

During the year ended December 31, 2023, we had salaries and compensation of $888,790, compared to salaries and wages of $791,392 during the same period for 2022, an increase of 12.3%, which is primarily attributable to a net increase in executive compensation.

During the years ended December 31, 2023 and 2022, we recorded professional fees of $451,717 and $557,055, respectively, a decrease of 18.9% year over year due to decreased fees related to the continuing Memphis litigation issues.

General and administrative expenses were $138,048 during the year ended December 31, 2023, compared to $170,160 for the same period in 2022, a decrease of 18.9%. A decrease in rent expense was partially offset by increases in travel and other corporate expenses.

Our interest expense was $2,186,557 for the year ended December 31, 2023, compared to $1,815,800 for the same period of the previous year, an increase of 20.4% due to an increase in debt and higher interest rates on defaulted notes.

Our amortization of debt discount and loan fee expenses was $88,540 for the year ended December 31, 2023, compared to $210,351 for the same period of the previous year. The decrease reflects the continued amortization of the fair value of embedded conversion options related with convertible notes payable and recorded as discount, which is amortized over the life of the convertible notes payable. There were no additions to debt discount during 2023 and 2022. In addition, there was a loss on change in the fair value of the derivative liability of $5,409,047 during the year ended December 31, 2023, as compared to a loss of $3,428,245 for the same period in 2022. Also, we recorded gain on conversion of convertible notes of $22 and $60,901 for the years ended December 31, 2023 and 2022, respectively.

Our operations used net cash of $669,463 in 2023, as compared to $327,213 in the prior year. The increase in cash used was primarily the result of an increase in loss, after adjusting for noncash activities, of $318,705, plus a decrease in the change in accounts payable and accrued expenses of $23,545.

Financing activities provided cash of $783,208 for our operations during the year ended December 31, 2023, as compared to providing cash of $327,660 in the prior year, an increase of 139%. During 2023, we received $786,000 in proceeds from the sale of preferred stock and $3,708 in working capital advances from related parties. We also made repayments of notes of $6,500. During 2022, we received $270,000 in proceeds from the sale of preferred stock and $57,660 in working capital advances from related parties.

Liquidity and Capital Resources

At December 31, 2023, our principal source of liquidity consisted of $115,149 of cash, as compared to $1,404 of cash at December 31, 2022. At December 31, 2023, we had negative working capital (current assets minus current liabilities) of $43,501,703. In addition, our stockholders’ deficiency was $43,501,703 at December 31, 2023, compared to stockholders’ deficiency of $36,199,026 at December 31, 2022, an increase in the deficiency of $7,302,677. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2023. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet adopted, accounting standards to determine their effects, if any, on our consolidated results of operations, financial position, and cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future earnings or operations (see Note 1 of the notes to our consolidated financial statements for the year ended December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2023, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

As of December 31, 2023, management identified the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2023:

Name	Age	Position
Jeremy P. Feakins	70	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	59	Director
Antoinette K. Hempstead	59	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2023 and 2022, the dollar value of all cash and noncash compensation earned by any person that was our principal executive officer, or PEO, during the preceding fiscal year:

						Non-Equity	Non-Qualified
						Incentive	Deferred	All
	Year			Stock	Option	Plan	Compensation	Other
	Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	December 31,	$	$	$	$	$	$	$	$
Jeremy P. Feakins	2023	568,422	-	-	-	-	-	-	568,422
Principal Executive Officer
Principal Financial Officer	2022	427,022	-	-	-	-	-	-	427,022

(1)	For the fiscal year ended December 31, 2023, $568,422 of Mr. Feakins’ was accrued, but unpaid.
(2)	For the fiscal year ended December 31, 2022, $427,022 of Mr. Feakins’ was accrued, but unpaid.

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

Effective January 1, 2023, the board of directors approved an increase in the chief executive officer’s annual salary for 2023 to $568,422 from $454,738.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were exercisable or unexercisable as of December 31, 2023, for any executive officer.

Director Compensation

For the year 2023, non-employee directors earned the following:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antoinette Hempstead	40,000	-	-	-	-	-	40,000

Peter H. Wolfson	40,000	-	-	-	-	-	40,000

All 2023 director fees were accrued but unpaid at December 31, 2023, and through March 15, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2024, the name and shareholdings of each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; the name and shareholdings of each named executive officer and each director; and the shareholdings of all executive officers and directors as a group.  Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

			Common
			Stock
		Voting	Underlying
	Common	Preferred	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Stock	Stock(3)(4)	Securities	Total	Class(2)
Principal Stockholders:
Jeremy Feakins (4)	7,816,985	102,200,000	10,669,075	120,686,060	40.6%

Directors and Named Executive Officers:
Jeremy Feakins (4)	7,816,985	102,200,000	10,669,075	120,686,060	40.6%
Antoinette Hempstead (5)	114,925	-	1,000,000	1,114,925	*
Peter H. Wolfson (6)	1,396,442	-	2,903,179	4,299,621	2.3%
All directors and executive officers as a group (3 persons)	9,328,352	102,200,000	14,572,254	126,100,606	41.9%

5% Shareholders
Michael D. Stauch (7)	-	30,000,000	4,250,000	34,250,000	15.7%
Paula Vitz (8)	1,144,749	13,400,000	812,500	15,357,249	7.7%
Joseph Layman (9)	1,987,128	7,600,000	1,875,000	11,462,128	5.9%

* Less than 1%

(1)	3675 Market Street, Suite 200, Philadelphia PA 19104, is the address for all stockholders in the table.

(2)	Based on 184,370,469 shares of common stock issued and outstanding as of March 15, 2024.

(3)	Each share of Series D Preferred stock is convertible into 200,000 shares of common stock. Each share of Series D Preferred Stock votes with common stock on an as-if converted basis

(4)

Includes 7,452,554 shares of common stock owned of record by Jeremy P. Feakins and 364,431 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him. Also includes 5,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2024, and 5,669,075 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2024. Also includes 511 shares of Series D Preferred Stock, which is convertible into 102,200,000 shares of common stock (but not within 60 days of March 15, 2024) and votes with common stock on an as-if converted basis.

(5)

Includes 226 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be beneficially owned by her. Also includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2024.

(6)

Includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2024, and 1,903,179 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2024.

(7)

Includes 4,250,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2024. Also includes 150 shares of Series D Preferred Stock, which is convertible into 30,000,000 shares of common stock (but not within 60 days of March 15, 2024) and votes with common stock on an as-if converted basis.

(8)

Includes 312,500 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2024, and 500,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2024. Also includes 67 shares of Series D Preferred Stock, which is convertible into 13,400,000 shares of common stock (but not within 60 days of March 15, 2024) and votes with common stock on an as-if converted basis.

(9)

Includes 625,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2024, and 1,250,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2024. Also includes 38 shares of Series D Preferred Stock, which is convertible into 7,600,000 shares of common stock (but not within 60 days of March 15, 2024) and votes with common stock on an as-if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave written notice of termination to the other, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated on May 31, 2023. For the years ended December 31, 2023 and 2022, rent expense pursuant to this lease was $50,000 and $120,000, respectively. At December 31, 2023 and 2022, we had a payable to the entity of $10,000 and $70,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month. For the year ended December 31, 2023, rent expense was $8,000.

For the years ended December 31, 2023 and 2022, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2023 and 2022, we recorded expense of $119,508 and $114,814, respectively, to this company. At December 31, 2023 and 2022, we had a payable to the entity of $16,493 and $74,070, respectively.

On October 20, 2016, we borrowed $12,500 from an independent director pursuant to a promissory note. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) the note is payable 90 days after demand; and (iii) the payee is authorized to convert part or all of the note balance and accrued interest, if any, into shares of our common stock at the rate of one share for each $0.03 of principal amount of the note. This conversion share price was adjusted to $0.01384 for the reverse stock splits. As of December 31, 2023, the outstanding balance was $12,500, plus accrued interest of $5,558.

On March 9, 2017, we issued a promissory note payable of $200,000 to a related party in which our chief executive officer is an officer and director. The note bears interest of 10% and is due and payable within 90 days after demand. During the year ended December 31, 2018, we received an additional $2,000 and repaid $25,000. The outstanding balance was $177,000 and accrued interest was $122,629 as of December 31, 2023.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc. to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of resolution of the Memphis litigation (as defined therein), December 31, 2020, or when we are otherwise able to pay. On September 30, 2018, the note was amended to extend the maturity date to the earliest of a resolution of the Memphis litigation, December 31, 2020, or when we are otherwise able to pay. This note is in default. As of December 31, 2023, the outstanding balance was $543,093 and the accrued interest was $364,489.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2020, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. On August 15, 2018, principal of $618,500 and accrued interest of $207,731 were converted to 826,231 shares at $1.00 per share, which was ratified by a disinterested majority of the board of directors. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of December 31, 2023, the note balance was $1,067,197 and the accrued interest was $108,202. This note is in default.

We remain liable for the loans made to us by JPF Venture Group, Inc. before the 2018 merger. As of December 31, 2023, the outstanding balance of these loans was $581,880 and the accrued interest was $302,661. These notes are in default.

In the fourth quarter of 2019 and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed $5,000 from Jeremy P. Feakins. During 2022, the December 9, 2019 $5,000 note and related accrued interest of $991 was converted into preferred stock. As of December 31, 2023, the outstanding balance of his loans was $5,000 and the accrued interest was $1,578. On December 7, 2019, we borrowed $5,000 from independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2023, the outstanding balance of his loans was $10,000 and the accrued interest was $3,204. These notes are in default.

In the fourth quarter of 2019 and during the year ended December 31, 2020, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. On December 9, 2019, we borrowed $5,000 from Jeremy P. Feakins, our chief executive officer. On January 21, 2020, we borrowed $5,000 from Jeremy P. Feakins. During 2022, the December 9, 2019 $5,000 note and related accrued interest of $991 was converted into preferred stock. As of December 31, 2023, the outstanding balance of his loans was $5,000 and the accrued interest was $1,578. On December 7, 2019, we borrowed $5,000 from independent director. On January 21, 2020, we borrowed an additional $5,000 from an independent director. As of December 31, 2022, the outstanding balance of his loans was $10,000 and the accrued interest was $3,204. These notes are in default.

In the third quarter of 2021, we issued a series of convertible promissory notes to accredited investors. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. On July 27, 2021, we borrowed $5,000 from an independent director. As of December 31, 2023, the outstanding balance of his loan was $5,000 and the accrued interest was $973. These notes are in default.

On November 11, 2021, we issued a convertible promissory note to an entity controlled by Jeremy P. Feakins, our chief executive officer, in the amount of $5,000. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 30, 2023, whichever comes first. As of December 31, 2023, the total outstanding value of this loan was $5,000. The accrued interest was $856 as of December 31, 2023.

Director Independence

Peter Wolfson and Antoinette Hempstead are independent directors under Nasdaq Rule 5605.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2023 and 2022 fiscal years:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$58,000	$52,112
Tax fees	-	-
Total Fees	$58,000	$52,112

_______________

(1)

Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022; (ii) review of our interim period financial statements for fiscal years 2023 and 2022; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

BF Borgers CPA PC provided our audits for the years ended 2023 and 2022. The firm provided no other services, other than those listed above.

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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.65	Stock Purchase Agreement between Ocean Thermal Energy Corporation and Epaphus Global Energy, LLC, dated August 23, 2022, and executed August 25, 2022	Incorporated by reference from the Current Report on Form 8-K filed August 29, 2022.
10.66	Addendum to Chief Executive Officer Employment Agreement Effective June 9, 2022	Incorporated by reference from the Quarterly Report for the quarter ended September 30, 2022, filed November 8, 2022
10.67	Philadelphia lease agreement	This filing
10.68	Grant Street, Lancaster PA lease agreement	This filing
Item 14	Code of Ethics
14.01	TetriDyn Solutions, Inc. Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB for the year ended December 31, 2006, filed April 2, 2007
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing

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

OCEAN THERMAL ENERGY CORPORATION

Dated: March 28, 2024	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 28, 2024
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Peter Wolfson	Director	March 28, 2024
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 28, 2024
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

DECEMBER 31, 2023 and 2022

 Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Thermal Energy Corporation as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 28, 2024

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$115,149	$1,404
Prepaid expenses	5,000	5,000
Total Current Assets	120,149	6,404

Total Assets	$120,149	$6,404

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$22,524,164	$20,517,881
Notes payable - related party	2,294,170	2,329,473
Convertible notes payable - related party, net	117,500	114,721
Notes payable	3,649,431	3,655,932
Convertible note payable, net	2,570,412	2,531,401
Advances payable - related party, net	61,468	57,760
Derivative liability	12,404,707	6,998,262
Total Current Liabilities	43,621,852	36,205,430

Total Liabilities	43,621,852	36,205,430

Commitments and contingencies (See Note 8)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,202 and 278 shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 184,370,469 and 184,370,469 shares issued and outstanding, respectively	184,371	184,371
Additional paid-in capital	61,958,401	60,110,402
Accumulated deficit	(105,647,295)	(96,496,618)
Total Stockholders' Deficiency	(43,501,703)	(36,199,026)

Total Liabilities and Stockholders' Deficiency	$120,149	$6,404

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Operating Expenses
Salaries and compensation	$888,790	$791,392
Professional fees	451,717	557,055
General and administrative	138,048	170,160
Total Operating Expenses	1,478,555	1,518,607

Loss from Operations	(1,478,555)	(1,518,607)

Other (Expenses) Income
Service income	12,000	-
Interest expense, net	(2,186,557)	(1,815,800)
Amortization of debt discount	(88,540)	(210,351)
Change in fair value of derivative liability	(5,409,047)	(3,428,245)
Gain on conversion of debt	22	60,901
Total Other Expense	(7,672,122)	(5,393,495)

Loss Before Income Taxes	(9,150,677)	(6,912,102)

Provision for Income Taxes	-	-

Net Loss	$(9,150,677)	$(6,912,102)

Net Loss per Common Share Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Number of Common Shares Outstanding	184,370,469	178,959,510

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2021	2,818,750	$2,819	174,370,469	$174,371	$59,379,402	$(89,584,516)	$(30,027,924)
Series D Preferred Stock issued for cash	135	-	-	-	270,000	-	270,000
Series D Preferred Stock issued for conversion of notes and interest	143	-	-	-	286,000	-	286,000
Common Stock issued for conversions of notes payable	-	-	10,000,000	10,000	175,000	-	185,000
Net Loss	-	-	-	-	-	(6,912,102)	(6,912,102)
Balance December 31, 2022	2,819,028	2,819	184,370,469	184,371	60,110,402	(96,496,618)	(36,199,026)
Series D Preferred Stock issued for cash	393	-	-	-	786,000	-	786,000
Series D Preferred Stock issued for conversion of notes and interest	531	1	-	-	1,061,999	-	1,062,000
Net Loss	-	-	-	-	-	(9,150,677)	(9,150,677)
Balance December 31, 2023	2,819,952	$2,820	184,370,469	$184,371	$61,958,401	$(105,647,295)	$(43,501,703)

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(9,150,677)	$(6,912,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	5,409,047	3,428,245
Amortization of debt discount	88,540	210,351
Gain on conversion of debt	(22)	(60,901)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,983,649	3,007,194
Net Cash Used In Operating Activities	(669,463)	(327,213)

Cash Flows From Financing Activities:
Proceeds from sale of preferred stock	786,000	270,000
Advances from related parties	3,708	57,660
Repayment of notes payable	(6,500)	-
Net Cash Provided by Financing Activities	783,208	327,660

Net increase in cash	113,745	447
Cash at beginning of year	1,404	957
Cash at End of Year	$115,149	$1,404

Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,000	$13,823
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock issued for conversion of notes and accrued interest	$1,062,000	$286,000
Convertible notes payable and accrued interest converted into common stock	$-	$62,596
Convertible notes payable and accrued interest converted into preferred stock	$59,420	$100,945
Related party convertible notes payable and accrued interest converted into preferred stock	$-	$12,043
Related party note payable and accrued interest converted into preferred stock	$1,000,000	$-
Notes payable and accrued interest converted into preferred stock	$-	$168,138
Common stock issued for conversion of notes payable	$-	$185,000
Derivative liability extinguished upon conversion of note payable	$2,602	$199,194

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements for the years ended December 31, 2023 and 2022 include the accounts of the company and the following subsidiary:

Name	Place of Incorporation / Establishment	Principal Activities	Date Formed
OCEES International Inc. (“OCEES”)	Hawaii, USA	Research and development for the Pacific Rim	01/21/1998

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

By mutual consent of the parties, the purchase agreement has not closed as of December 31, 2023, or through the date of filing of this report. As a result, it has not been reflected in these financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2023 and 2022.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at December 31, 2023 and December 31, 2022, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at December 31, 2023 and 2022 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2023 and 2022, no balances exceeded FDIC-insured limits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive:

	Years Ended December 31,
	2023	2022
Shares underlying warrants outstanding	-	125,073
Shares underlying convertible notes outstanding	1,269,873,927	836,901,049
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	1,286,561,427	853,713,622

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

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $9,150,677 and used $669,463 of cash in operating activities for the year ended December 31, 2023. We had a working capital deficiency of $43,501,703 and a stockholders’ deficiency of $43,501,703 as of December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the year ended December 31, 2023, $35,303 of related party notes and $964,697 of related accrued interest were converted into 500 shares of Series D Preferred Stock.

During the year ended December 31, 2023, $46,750 of notes and $12,670 of related accrued interest were converted into 31 shares of Series D Preferred Stock.

During the year ended December 31, 2022, $215,000 of notes and $66,126 of related accrued interest were converted into 143 shares of Series D Preferred Stock.

During the year ended December 31, 2022, $60,650 of notes and $1,946 of related accrued interest were converted into 10,847,262 shares of common stock. Of this common stock, 847,262 shares were borrowed from our chief executive officer to enable the conversions. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2023.

The following convertible notes and notes payable were outstanding at December 31, 2023:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2023	2023	2023	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	78,053	-	78,053	-	-	78,053	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,539	-	21,539	-	-	21,539	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,529	-	21,529	-	-	21,529	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	10.00%	No	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	10.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	10.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	578,075	-	578,075	-	-	578,075	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	-	-	310,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	-	5,000	5,000	-	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$8,631,513	$-	$8,631,513	$2,411,670	$-	$6,219,843	$-

(1)	Maturity date is 90 days after demand.
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 Capital, LLC financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 Capital, LLC - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from 01/02/19 to 03/23/19. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs. Robert Coe, et al.
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
(2)

Bridge loans were issued at dates between December 2017 and May 2018. Principal is due on the earlier of 18 months from the anniversary date or the completion of L2 Capital, LLC financing with gross proceeds of a minimum of $1.5 million.

(3)	L2 Capital, LLC - Note was drawn down in five tranches between 02/16/18 and 05/02/18.
(4)	Loans were issued from 01/02/19 to 03/23/19. Principal and interest are due when funds are received from the litigation between Ocean Thermal Energy Corporation vs. Robert Coe, et al.
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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value at December 31,	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, December 31, 2023	$12,404,707	$-	$-	$12,404,707
Derivative Liability, December 31, 2022	$6,998,262	$-	$-	$6,998,262

The reconciliation of the derivative liability for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31
	2023	2022
Derivative liability as of January 1	$6,998,262	$3,769,211
Addition to derivative instruments	-	-
Derivative liability extinguished upon conversion of notes payable	(2,602)	(199,194)
Change in fair value of derivative liability	5,409,047	3,428,245
Derivative liability as of December 31	$12,404,707	$6,998,262

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Years Ended December 31
	2023	2022
Expected dividends	0%	0%
Expected volatility	319%-545%	184%-368%
Risk free interest rate	4.79%-5.4%	0.52%-4.73%
Expected term (in years)	0.25– 1 year	0.25– 1.67 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

There were no common stock transactions during the year ended December 31, 2023.

During the year ended December 31, 2022, we issued 10,000,000 shares of common stock with a fair value of $185,000 for the conversion of a portion of our notes payable in the amount of $45,650.

During the year ended December 31, 2022, $15,000 of notes and $1,946 of related accrued interest were converted into 847,262 shares of common stock. The 847,262 shares were borrowed from our chief executive officer to enable the conversions. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2023.

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

Our board of directors has approved the following issuances of Preferred Stock:

Series B Preferred Stock (authorized June 3, 2019) – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2023 and 2022, 518,750 shares of Series B Preferred Stock have been issued.

Series C Preferred Stock (authorized June 3, 2019) – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2023 and 2022, 2,300,000 shares of Series C Preferred Stock have been issued.

Series D Preferred Stock (authorized December 31, 2021) – We are authorized to issue 1,400 shares of Series D Preferred Stock with a par value of $0.001. These shares will have voting rights alongside the common stock and each share of Series D Preferred Stock will be convertible into 200,000 shares of our common stock as set forth in the certificate of designation. Each share of Series D Preferred Stock shall be converted automatically upon the effectiveness of a registration statement registering the resale of the common stock to be issued upon the conversion of the Series D Preferred Stock, or at any time following a merger or consolidation of the Corporation with or into an unaffiliated entity or the sale of all or substantially all of the assets of the Corporation to an unaffiliated third party, at the election of the holder. As of December 31, 2023 and 2022, respectively 1,202 and 278 shares of Series D Preferred Stock have been issued and were outstanding.

During the year ended December 31, 2023, we issued 393 shares of Series D Preferred Stock for cash proceeds of $786,000.

During the year ended December 31, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the year ended December 31, 2023, we issued 31 shares of Series D Preferred Stock upon conversion of $46,750 of notes and $12,670 of related accrued interest.

During the year ended December 31, 2022, we issued 135 shares of Series D Preferred Stock for cash proceeds of $270,000.

During the year ended December 31, 2022, we issued 143 shares of Series D Preferred Stock valued at $286,000 upon conversion of $215,000 of notes and $66,126 of related accrued interest.

Warrants and Options

The following table summarizes all warrants outstanding and exercisable for the years ended December 31, 2023 and 2022:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2021	125,073	$0.13
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-
Balance at December 31, 2022	125,073	$0.13
Granted	-	-
Exercised	-	-
Forfeited/expired	(125,073)	0.13
Balance at December 31, 2023	-	$-
Exercisable at December 31, 2023	-	$-

No warrants were issued or exercised during the years ended December 31, 2023 and 2022.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2023 and 2022 (computed by applying the U.S. federal corporate tax rate of 21% to income before taxes), as follows:

	2023	2022
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.9)%	(7.9)%
Non-deductible items	17.4%	15.0%
Valuation allowance	11.5%	13.9%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2023	2022
Impairment	$2,358,860	$2,358,860
Accrued Compensation	1,731,367	1,517,774
Operating loss carryforwards	11,651,984	10,809,828
Gross deferred tax assets	15,742,211	14,686,462
Valuation allowance	(15,742,211)	(14,686,462)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $20.9 million that are available to be offset against future income through 2037. We have net operating loss carryforwards of approximately $19.4 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2023. The change in the valuation allowance for the years ended December 31, 2023 and 2022, was an increase of $1.06 million and $0.96 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On June 26, 2017, we entered a nonexclusive finder’s arrangement with Craft Capital Management LLC (“Craft”) in the event that proceeds with a debt and/or equity transaction or to finance a merger/acquisition and/or another transaction are arranged by Craft. We have no obligation to consummate any transaction, and we can choose to accept or reject any transaction in our sole and absolute discretion. Upon the successful completion of a placement, we will pay to Craft 8% of the gross proceeds from an equity placement and 3% for a debt placement. In addition, we will issue to Craft, at the time of closing, warrants with an aggregate exercise price equal to 3% of the amount raised. We have issued to Craft, as finder’s fees for transactions between L2 Capital and us, warrants to purchase 56,073 shares of common stock for L2 Capital equity transactions and warrants to purchase 69,000 shares of common stock for L2 Capital debt transactions for total outstanding warrants to purchase 125,073 shares of common stock, which were not exercised and have expired.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2023. We have repaid $260,000 and the balance at December 31, 2023, was $115,000, with accrued interest of $72,542 at December 31, 2023.

NOTE 9 – EMPLOYMENT AGREEMENTS

On January 1, 2011, we entered into a five-year employment agreement with our chief executive officer, which provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, our chief executive officer will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times his annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more in revenue to us. Our chief executive officer is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. On September 15, 2017, an addendum was added to the employment agreement stating that effective June 30, 2017, his salary will be increased to $388,220 per year; that he will receive interest at a rate of 8% on his accrued unpaid wages; and that the term of employment agreement is extended for an additional five years. Effective June 9, 2022, we entered into a second addendum to the employment contract. Among other provisions, the addendum extends the employment agreement through December 31, 2025, and increases the annual salary to $454,738 from $388,220. The agreement also provides for annual increases based on increases in the US Bureau of Labor Statistics Consumer Price Index.

Effective January 1, 2023, the board of directors approved an increase in the chief executive officer’s annual salary for 2023 to $568,422 from $454,738.

NOTE 10 – RELATED-PARTY TRANSACTIONS

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave written notice of termination to the other, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated at May 31, 2023. For the years ended December 31, 2023 and 2022, rent expense pursuant to this lease was $50,000 and $120,000, respectively. At December 31, 2023 and 2022, we had a payable to the entity of $10,000 and $70,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month. For the year ended December 31, 2023, rent expense was $8,000.

For the years ended December 31, 2023 and 2022, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2023 and 2022, we recorded expense of $119,508 and $114,814, respectively, to this company. At December 31, 2023, and 2022 we had a payable to the entity of $16,493 and $74,070, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $911,830 and $1,656,757 at December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the year ended December 31, 2023, we received $3,708 in net working capital advances from related parties.

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

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2023.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023, we sold 25 shares of Series D Preferred Stock for cash proceeds of $50,000.

