Form 10-Q
period 2024-03-31
Ocean Thermal Energy Corp
filed 2025-10-02
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of October 1, 2025, issuer had 190,012,124 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$431	$115,149
Prepaid expenses	5,000	5,000
Total Current Assets	5,431	120,149

Total Assets	$5,431	$120,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$23,825,224	$22,954,452
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,638,131	3,639,431
Convertible note payable, net	2,539,665	2,570,412
Advances payable - related party, net	61,198	61,468
Derivative liability	22,718,007	12,404,707
Total Current Liabilities	55,203,895	44,052,140

Total Liabilities	55,203,895	44,052,140

Commitments and contingencies (See Note 7)	-	-

Stockholders' deficit
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,227 and 1,202 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 and 184,370,469 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	190,013	184,371
Additional paid-in capital	62,175,759	61,962,151
Accumulated deficit	(117,567,056)	(106,081,333)
Total Stockholders' Deficit	(55,198,464)	(43,931,991)

Total Liabilities and Stockholders' Deficit	$5,431	$120,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	2024	2023
Operating Expenses
Salaries and compensation	$232,810	$226,928
Professional fees	154,870	91,337
General and administrative	20,684	45,560
Total Operating Expenses	408,364	363,825

Loss from Operations	(408,364)	(363,825)

Other (Expenses) Income
Service income	-	5,000
Interest expense, net	(625,556)	(537,142)
Amortization of debt discount	-	(32,795)
Change in fair value of derivative liability	(10,482,106)	273,411
Gain on extinguishment of derivative liability	30,303	-
Total Other Expense	(11,077,359)	(291,526)

Loss Before Income Taxes	(11,485,723)	(655,351)

Provision for Income Taxes	-	-

Net Loss	$(11,485,723)	$(655,351)

Net Loss per Common Share Basic and Diluted	$(0.06)	$(0.00)

Weighted Average Number of Common Shares Outstanding	184,804,442	184,370,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	in capital	Deficit	Deficit
Balance December 31, 2022	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(96,496,618)	$(36,199,026)
Prior year accrued interest adjustment	-	-	-	-	-	(320,498)	(320,498)
Series D Preferred Stock issued for cash	45	-	-	-	90,000	-	90,000
Series D Preferred Stock issued for conversion of notes and interest	500	1	-	-	999,999	-	1,000,000
Net Loss	-	-	-	-	-	(655,351)	(655,351)
Balance March 31, 2023	2,819,573	$2,820	184,370,469	$184,371	$61,200,401	$(97,472,467)	$(36,084,875)
Balance December 31, 2023	2,819,952	$2,820	184,370,469	$184,371	$61,962,151	$(106,081,333)	$(43,931,991)
Common stock issued for conversion of note	-	-	5,641,655	5,642	163,608	-	169,250
Series D Preferred Stock issued for cash	25	-	-	-	50,000	-	50,000
Net Loss	-	-	-	-	-	(11,485,723)	(11,485,723)
Balance March 31, 2024	2,819,977	$2,820	190,012,124	$190,013	$62,175,759	$(117,567,056)	$(55,198,464)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(11,485,723)	$(655,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	10,482,106	(273,411)
Gain on extinguishment of derivative liability	(30,303)
Amortization of debt discount	-	32,795
Changes in assets and liabilities:
Accounts payable and accrued expenses	870,772	801,368
Net Cash Used In Operating Activities	(163,148)	(94,599)

Cash Flows From Financing Activities:
Advances from related parties	(270)	4,518
Repayment on notes payable	(1,300)	-
Proceeds from sale of preferred stock	50,000	90,000
Net Cash Provided by Financing Activities	48,430	94,518

Net decrease in cash	(114,718)	(81)
Cash at beginning of period	115,149	1,404
Cash at End of Period	$431	$1,323

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,260	$1,260
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued upon conversion of note	$169,250	$-
Note payable converted to common stock	$30,747	$-
Derivative liability extinguished upon conversion on note payable	$168,806	$-
Preferred stock issued for conversion of notes and accrued interest	$-	$1,000,000
Related party note payable and accrued interest converted into preferred stock	$-	$1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation (“OTEC” “Company” “us” “we”) is designing ocean thermal energy conversion power plants, seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. We believe these technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. The Company plans to provide a clean technology that continuously extracts energy from the temperature differentials between warm surface ocean water and cold deep seawater. In addition to producing electricity, our technology can efficiently desalinate seawater producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption. This cold, deep, nutrient-rich water can also be used to cool buildings and for fish farming or aquaculture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with U. S. generally accepted accounting principles (“GAAP”).

The accompanying consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future periods.

During the course of preparing the Company’s interim financial statements for the period ended March 31, 2024, the Company determined that a noncash accrual relating to default interest on certain notes payable was not properly reflected in the historical financial statements. Management evaluated this immaterial misstatement using the guidance provided by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and determined that the misstatement was immaterial to the historical financial statements. The Company has recorded the additional accrued interest as of January 1, 2023, through an adjustment of $320,498 to accumulated deficit and accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. This adjustment reflect default interest rates for periods prior to December 31, 2022. Additionally, for the three months ended March 31, 2023, default interest of $22,435 has been recorded to give effect to this additional default interest.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 include the accounts of the company and the following subsidiary:

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2024 and 2023, as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Shares underlying options and warrants outstanding	500,000	101,823
Shares underlying convertible notes outstanding	777,576,710	1,153,666,592
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	794,764,210	1,170,455,915

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is still evaluating the impact of the adoption of this ASU.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on July 1, 2024. The adoption of this ASU had no impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $11,485,723 and used $163,148 of cash in operating activities for the three months ended March 31, 2024. We had a working capital deficiency of $55,198,464 and a stockholders’ deficiency of $55,198,464 as of March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the three months ended March 31, 2024, $30,747 of notes was converted into 5,641,655 shares of common stock.

During the three months ended March 31, 2023, $35,303 of related party notes and $964,697 of related accrued interest were converted into 500 shares of Series D Preferred Stock.

There were no new notes payable issued during the three months ended March 31, 2024. All notes payable and convertible notes payable were in past due and in default as of March 31, 2024. See our audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC for additional details concerning our outstanding notes payable and convertible notes payable.

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

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using a binomial option pricing-valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liability.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, March 31, 2024	$22,718,007	$-	$-	$22,718,007
Derivative Liability, December 31, 2023	$12,404,707	$-	$-	$12,404,707

The reconciliation of the derivative liability for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
Derivative liability as of January 1	$12,404,707	$6,998,262
Addition to derivative instruments	-	-
Derivative liability extinguished upon conversion of notes payable	(168,806)	-
Change in fair value of derivative liability	10,482,106	(273,411)
Derivative liability as of March 31	$22,718,007	$6,724,851

The fair value of the derivative liability was estimated using a binomial option pricing model. The fair value at the commitment and remeasurement dates for our derivative liabilities were based upon the following significant inputs:

	For the Three Months Ended March 31,
	2024	2023
Expected dividends	0%	0%
Expected volatility	245%-547%	215%-257%
Risk free interest rate	5.03%-5.46%	4.64%-4.94%
Expected term (in years)	0.25– 1 years	0.04– 1 years

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2024, we issued 5,641,655 shares of common stock upon conversion of $30,747 of convertible notes payable.

Preferred Stock

During the three months ended March 31, 2024, we issued 25 shares of Series D Preferred Stock for cash proceeds of $50,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings and regulatory proceedings arising from its operations. Management established reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. Certain lawsuits, claims and proceedings are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or operation, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

NOTE 8 – RELATED-PARTY TRANSACTIONS

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave written notice of termination to the other, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated at May 31, 2023. For the three months ended March 31, 2023, rent expense pursuant to this lease was $30,000. At March 31, 2024 and December 31, 2023, we had a payable to the entity of $0 and $10,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month. For the three months ended March 31, 2024, rent expense was $3,000.

For the three months ended March 31, 2024 and 2023, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended March 31, 2024 and 2023, we recorded expense of $34,343 and $28,890, respectively, to this company. At March 31, 2024 and December 31, 2023 we had a payable to the entity of $15,275 and $16,493, respectively.

Accrued interest on related-party notes was $975,660 and $911,830 at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, we repaid $270 of net working capital advances from related parties. During the three months ended March 31, 2023, we received $4,518 in net working capital advances from related parties.

During the three months ended March 31, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at March 31, 2024.

NOTE 9 – SUBSEQUENT EVENTS

During November and December 2024, we sold an aggregate of $70,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027 (the “Maturity Date”). The Notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the Market Price, which shall be the average closing price of the Company’s common stock on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from the Company-designed and built ocean thermal energy system prior to the Maturity Date, within five business days the Notes will automatically be converted depending on the amount of Notes purchased by each holder.

During January and February 2025, we sold an additional $55,000 of convertible note units, with the same terms as described above.

During 2025, we entered into stock purchase agreements with a number of investors. The investors agreed to purchase 16,375,000 shares of common stock, and we received aggregate proceeds of $242,500. To date, no shares of common stock have been issued pursuant to these agreements.

In January 2025, the Company, as a subcontractor to Johnson Controls Government Systems, received a contract award to provide engineering designs and feasibility analysis for an Ocean Thermal Energy Conversion (OTEC) power system at U.S. Army Garrison – Kwajalein Atoll. The scope of work includes technical assessments and design studies for a 17.2 MW OTEC facility coupled with desalinated water production. The contract is valued at approximately $3.6 million and represents a significant milestone in advancing the commercialization of OTEC technology. Upon completion of this phase, the Company anticipates discussions with the U.S. Army regarding a potential long-term Power Purchase Agreement for system deployment.

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

Overview

Ocean Thermal Energy Corporation (“OTEC”) develops and commercializes renewable energy, desalinated water, and sustainable cooling solutions using its proprietary Ocean Thermal Energy Conversion (OTEC) and Seawater Air Conditioning (SWAC) technologies. These systems extract energy from the natural temperature differential between warm surface water and cold deep ocean water to deliver continuous baseload power and clean water without reliance on fossil fuels. Our solutions are particularly well suited for tropical island communities, coastal military installations, and developing nations where access to reliable energy and freshwater is limited.

Our OTEC systems are designed for scalability and rapid deployment, supporting a range of commercial, governmental, and humanitarian applications. In addition to providing 24/7 renewable energy and potable water, our platforms offer opportunities for sustainable agriculture, aquaculture, and mariculture, contributing to local food security and economic development. Recent system designs also integrate with SWAC technology to enable district-level air conditioning using deep ocean water, significantly reducing energy consumption and carbon emissions in urban and resort environments.

We are currently executing a $3.5 million U.S. Army engineering and design contract in partnership with Johnson Controls for the U.S. Army Garrison-Kwajalein Atoll and are actively expanding into additional Indo-Pacific markets such as Guam, Diego Garcia, and the Northern Marianas. Our project pipeline also includes commercial engagements in the Caribbean and Southeast Asia, including India and Indonesia.

Although we have not generated any revenue since inception, we are transitioning from research and development to contract execution and revenue-generating power purchase agreements. We continue to rely on external funding to support operations, project development, and corporate initiatives, including a planned NYSE uplisting. There can be no assurance that such uplisting or funding will be available or that it can be obtained on acceptable terms.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

We had no revenue in the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, we had salaries and compensation of $232,810, compared to salaries and compensation of $226,928 during the same three-month period for 2023, an increase of 2.6%.

During the three months ended March 31, 2024 and 2023, we recorded professional fees of $154,870 and $91,337, respectively, an increase of 69.6%. During the first quarter of 2024, our professional fees increased as the Company began pursuing completing its securities filings, continued development of existing projects and relationship development.

We incurred general and administrative expenses of $20,684 during the three months ended March 31, 2024, compared to $45,560 for the same three-month period for 2023, a decrease of 54.6% due to multiple factors including cost cutting efforts by management.

Our interest expense was $625,556 for the three months ended March 31, 2024, compared to $537,142 for the same period for 2023, an increase of 16.5%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was no debt discount amortization for the three months ended March 31, 2024, compared to $32,795 for the same period of the previous year. The decrease is due to full amortization of discount on debt that became due during the periods.

There was an increase in the fair value of the derivative liability of $10,482,106 during the three months ended March 31, 2024, compared to a $273,411 decrease for the 2023 period, a 3,934% increase period over period, such increase resulting primarily from the changes in the market value of our common stock during the periods.

We recognized gain on conversion of notes payable of $30,303 during the quarter ended March 31, 2024, with no comparable item in the 2023 period.

Liquidity and Capital Resources

At March 31, 2024, our principal source of liquidity consisted of $431 of cash, as compared to $115,149 of cash at December 31, 2023. At March 31, 2024, we had negative working capital (current assets minus current liabilities) of $55,198,464. In addition, our stockholders’ deficit was $55,198,464 at March 31, 2024, compared to stockholders” deficit of $43,931,991 at December 31, 2023, an increase in the deficit of $11,266,473, resulting from a loss of $11,485,723 for the three-month period partially offset by an increase in equity resulting from the issuance of preferred stock in the amount of $50,000 and $169,250 from the issuance of common stock upon the conversion of debt . We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $163,148 during the three months ended March 31, 2024, as compared to using net cash of $94,599 during the three months ended March 31, 2023, an increase of 72.5%. The increase in net cash used in operations is primarily due to our net loss of 11,485,723 partially offset by the increase in the change in the fair value of derivative liability of $10,482,106, a gain on debt conversion of $30,303 and an increase in accounts payable and accrued expenses of $870,772.

Financing activities provided cash of $48,430 during the three months ended March 31, 2024, as compared to $94,518 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received $50,000 in proceeds from the sale of preferred stock, and we received $90,000 from the sale of preferred stock in the 2023 period. Repayments of notes payable were $1,300 for the 2024 period. We also repaid working capital advances from related parties by $270 during the three months ended March 31, 2024, and received $4,518 of advances in the 2023 period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have experienced recurring operating losses since inception and we had a net loss of $11,485,723 and used $163,148 of cash in operating activities for the three months ended March 31, 2024. We had a working capital deficiency of $55,198,464 and a stockholders’ deficit of $55,198,464 as of March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. On March 11, 2022, President Biden signed a bill that provides $162 million for the Water Power Technologies Office budget. About $112 million of that money is slated for marine energy. We plan to apply for funding to support projects where our technology would apply. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of the date of this report.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with those accounting principles requires management to use judgment in making estimates and assumptions based on the relevant information available at the end of each period. These estimates and assumptions have a significant effect on reported amounts of assets and liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities because they result primarily from the need to make estimates and assumptions on matters that are inherently uncertain. Actual results may differ from these estimates. If updated information or actual amounts are different from previous estimates, the revisions are included in our results for the period in which they become known.

Management believes there have been no significant changes during the three months ended March 31, 2024, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2023, and addressed in Note 7 to the unaudited interim financial statements included herein. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2024, we issued 25 shares of preferred stock for the cash proceeds of $50,000.

During the three months ended March 31, 2024, we issued 5,641,655 shares of common stock upon conversion of $30,747 of convertible notes payable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $71,404 as of March 31, 2024. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $34,503 as of March 31, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $77,030 and the accrued interest is $41,657 as of March 31, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,401 and the accrued interest is $9,947 as of March 31, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,391 and the accrued interest is $11,629 as of March 31, 2024. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of March 31, 2024, the outstanding note balance was $1,000,000, plus accrued interest of $1,208,333. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of March 31, 2024, the note balance outstanding was $130,000, and the accrued interest as of that date was $106,237. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of March 31, 2024, the note balance was $1,067,197 and the accrued interest was $135,178. This note is in default.

During 2013, we issued notes payable aggregating $158,334 bearing interest at 13% per year with a maturity date of October 31, 2023. Outstand principal is $158,334 at March 31, 2024 and accrued interest totaled $171,265 as of March 31, 2024. As of March 31, 2024, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $598,495 as of March 31, 2024. As of March 31, 2024, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $75,889 as of March 31, 2024. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of March 31, 2024, the outstanding balance of these notes was $65,000, plus accrued interest of $26,182. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of March 31, 2024, the outstanding note balance was $543,093 and the accrued interest was $378,217. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 20% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of March 31, 2024, the balance of the notes outstanding was $859,156 and the accrued interest was $891,217. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $1,879,982 as of March 31, 2024. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of March 31, 2024, the outstanding note balance was $547,328, which includes a default penalty, and the accrued interest was $1,658,780. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of March 31, 2024, the balance outstanding was $10,000 and the accrued interest was $3,367. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of March 31, 2024, the balance outstanding was $26,200, and the accrued interest was $11,937. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of March 31, 2024, the total outstanding balances of all these loans are $40,000 and accrued interest was $14,224. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As March 31, 2024, the total outstanding balance of these loans was $225,000 and accrued interest was $75,092. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of March 31, 2024, the total outstanding value of these loans was $15,000 and accrued interest was $4,501. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. At March 31, 2024, the total outstanding balance of these loans was $155,000 and accrued interest was $37,997. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. At March 31, 2024, the total outstanding balance of these loans was $280,000 and accrued interest was $59,530. These notes are in default.

In 2021, we issued a $5,000 convertible promissory note to a related party. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 11, 2023, whichever comes first. At March 31, 2024, the total outstanding balance of this note was $5,000 and accrued interest was $956. This note is in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: October 1, 2025	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

