Form 10-Q
period 2024-06-30
Ocean Thermal Energy Corp
filed 2025-10-02
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of October 2, 2025, issuer had 190,012,124 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$115,771	$115,149
Prepaid expenses	5,000	5,000
Total Current Assets	120,771	120,149

Total Assets	$120,771	$120,149

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expense	$24,664,050	$22,954,452
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,638,131	3,639,431
Convertible note payable, net	2,539,665	2,570,412
Advances payable - related party, net	60,928	61,468
Derivative liability	15,408,061	12,404,707
Total Current Liabilities	48,732,505	44,052,140

Total Liabilities	48,732,505	44,052,140

Commitments and contingencies (See Note 7)	-	-

Stockholders' deficiency
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,301,360 and 2,300,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,227 and 1,202 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 and 184,370,469 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	190,013	184,371
Additional paid-in capital	62,441,759	61,962,151
Accumulated deficit	(111,246,326)	(106,081,333)
Total Stockholders' Deficiency	(48,611,734)	(43,931,991)

Total Liabilities and Stockholders' Deficiency	$120,771	$120,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Expenses
Salaries and compensation	$234,054	$217,149	$466,864	$444,077
Professional fees	117,305	105,340	272,175	196,677
General and administrative	35,024	40,113	55,708	85,673
Total Operating Expenses	386,383	362,602	794,747	726,427

Loss from Operations	(386,383)	(362,602)	(794,747)	(726,427)

Other Income (Expenses)
Service income	-	7,000	-	12,000
Interest expense, net	(602,833)	(559,100)	(1,228,389)	(1,096,242)
Amortization of debt discount	-	(33,174)	-	(65,969)
Change in FV of derivative liability	7,309,946	(1,662,631)	(3,172,160)	(1,389,220)
Gain on conversion of debt	-	22	30,303	22
Total Other Income (Expense)	6,707,113	(2,247,883)	(4,370,246)	(2,539,409)

Income (Loss) Before Income Taxes	6,320,730	(2,610,485)	(5,164,993)	(3,265,836)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$6,320,730	$(2,610,485)	$(5,164,993)	$(3,265,836)

Net Loss per Common Share – Basic and Diluted	$0.03	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	190,012,124	184,370,469	187,408,283	184,370,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

 (Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2022	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(96,496,618)	$(36,199,026)
Prior year accrued interest adjustment	-	-	-	-	-	(320,498)	(320,498)
Series D Preferred Stock issued for cash	45	-	-	-	90,000	-	90,000
Series D Preferred Stock issued for conversion of notes and interest	500	1	-	-	999,999	-	1,000,000
Net Loss	-	-	-	-	-	(655,351)	(655,351)
Balance March 31, 2023	2,819,573	2,820	184,370,469	184,371	61,200,401	(97,472,467)	(36,084,875)
Series D Preferred Stock issued for cash	130	-	-	-	260,000	-	260,000
Series D Preferred Stock issued for conversion of notes and interest	31	-	-	-	62,000	-	62,000
Net Loss	-	-	-	-	-	(2,610,485)	(2,610,485)
Balance June 30, 2023	2,819,734	$2,820	184,370,469	$184,371	$61,522,401	$(100,082,952)	$(38,373,360)

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2023	2,819,952	$2,820	184,370,469	$184,371	$61,962,151	$(106,081,333)	$(43,931,991)
Common stock issued for conversion of note	-	-	5,641,655	5,642	163,608	-	169,250
Series D Preferred Stock issued for cash	25	-	-	-	50,000	-	50,000
Net Loss	-	-	-	-	-	(11,485,723)	(11,485,723)
Balance March 31, 2024	2,819,977	2,820	190,012,124	190,013	62,175,759	(117,567,056)	(55,198,464)
Series D Preferred Stock issued for cash	133	-	-	-	266,000	-	266,000
Net Loss	-	-	-	-	-	6,320,730	(5,164,993)
Balance June 30, 2024	2,820,110	$2,820	190,012,124	$190,013	$62,441,759	$(111,246,326)	$(48,611,734)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(5,164,993)	$(3,265,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	3,172,160	1,389,220
Amortization of debt discount	-	65,969
Gain on conversion of debt	(30,303)	(22)
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,709,598	1,512,714
Net Cash Used In Operating Activities	(313,538)	(297,955)

Cash Flows From Financing Activities:
Advances from related parties	(540)	4,248
Repayment of notes payable	(1,300)	(2,600)
Proceeds from sale of preferred stock	316,000	350,000
Net Cash Provided by Financing Activities	314,160	351,648

Net increase in cash	622	53,693
Cash at beginning of period	115,149	1,404
Cash at End of Period	$115,771	$55,097

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,507	$2,493
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued upon conversion of note	$169,250	$-
Note payable converted to common stock	$30,747	$-
Derivative liability extinguished upon conversion on note payable	$168,806	$2,602
Convertible notes payable and accrued interest converted into preferred stock	$-	$59,420
Related party note payable and accrued interest converted into preferred stock	$-	$1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The accompanying consolidated balance sheet at December 31, 2023, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future periods.

During the course of preparing the Company’s interim financial statements for the period ended June 30, 2024, the Company determined that a noncash accrual relating to default interest on certain notes payable was not properly reflected in the historical financial statements. Management evaluated this immaterial misstatement using the guidance provided by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and determined that the misstatement was immaterial to the historical financial statements. The Company has recorded the additional accrued interest as of January 1, 2023, through an adjustment of $320,498 to accumulated deficit and accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. This adjustment reflect default interest rates for periods prior to December 31, 2022. Additionally, for the six months ended June 30, 2023, default interest of $22,435 has been recorded to give effect to this additional default interest.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 include the accounts of the Company and the following subsidiary:

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023, as they would be anti-dilutive:

	June 30,
	2024	2023
Shares underlying options and warrants outstanding	500,000	69,000
Shares underlying convertible notes outstanding	1,412,360,318	1,041,523,839
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	1,429,547,818	1,058,280,339

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of $5,164,993 and used $313,538 of cash in operating activities for the six months ended June 30, 2024. We had a working capital deficiency of $48,611,734 and a stockholders’ deficiency of $48,611,734 as of June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During the six months ended June 30, 2024, $30,747 of notes was converted into 5,641,655 shares of common stock.

During the six months ended June 30, 2023, $35,303 of related party notes and $964,697 of related accrued interest were converted into 500 shares of Series D Preferred Stock.

During the six months ended June 30, 2023, $46,750 of notes and $12,670 of related accrued interest were converted into 31 shares of Series D Preferred Stock.

There were no new notes payable issued during the six months ended June 30, 2024. All notes payable and convertible notes payable were in past due and in default as of June 30, 2024. See our audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC for additional details concerning our outstanding notes payable and convertible notes payable.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, June 30, 2024	$15,408,061	$-	$-	$15,408,061
Derivative Liability, December 31, 2023	$12,404,707	$-	$-	$12,404,707

The reconciliation of the derivative liability for the six months ended June 30, 2024 and 2023 is as follows:

	For the Six Months Ended June 30,
	2024	2023
Derivative liability as of December 31	$12,404,707	$6,998,262
Addition to derivative instruments	-	-
Derivative liability extinguished upon conversion of notes payable	(168,806)	(2,602)
Change in fair value of derivative liability*	3,172,160	1,389,220
Derivative liability as of June 30	$15,408,061	$8,384,880

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the commitment and remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Six Months Ended June 30,
	2024	2023
Expected dividends	0%	0%
Expected volatility	245%-603%	187%-257%
Risk free interest rate	5.03%-5.48%	4.64%-5.47%
Expected term (in years)	0.25– 1 years	0.03– 1 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2024, we issued 5,641,655 shares of common stock upon conversion of $30,747 of convertible notes payable.

Preferred Stock

During the six months ended June 30, 2024, we issued 158 shares of Series D Preferred Stock for cash proceeds of $316,000.

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

Litigation

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

NOTE 8 – RELATED-PARTY TRANSACTIONS

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave written notice of termination to the other, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated at May 31, 2023. For the three and six months ended June 30, 2023, rent expense pursuant to this lease was $20,000 and $50,000, respectively. At June 30, 2024 and December 31, 2023, we had a payable to the entity of $0 and $10,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month. For the three months ended June 30, 2024 and 2023, rent expense was $3,000 and $2,000, respectively. For the six months ended June 30, 2024 and 2023, rent expense was $6,000 and $2,000, respectively.

For the six months ended June 30, 2024 and 2023, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended June 30, 2024 and 2023, we recorded expense of $33,522 and $29,230, respectively, to this company. For the six months ended June 30, 2024 and 2023, we recorded expense of $67,865 and $58,120, respectively, to this company. At June 30, 2024 and December 31, 2023, we had a payable to the entity of $0 and $16,493, respectively.

Accrued interest on related-party notes was $1,030,882 and $911,830 at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, we repaid $540 of net working capital advances from related parties. During the six months ended June 30, 2023, we received $4,248 in net working capital advances from related parties.

During the six months ended June 30, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at June 30, 2024.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

During the three months ended June 30, 2024, we had salaries and compensation of $234,054, compared to salaries and compensation of $217,149 during the same three-month period for 2023, an increase of 7.78%.

During the three months ended June 30, 2024 and 2023, we recorded professional fees of $117,305 and $105,340, respectively, an increase of 11.36%. Beginning with the first quarter of 2024, our professional fees increased as the Company began pursuing completing its securities filings, continued development of existing projects and relationship development.

We incurred general and administrative expenses of $35,024 during the three months ended June 30, 2024, compared to $40,113 for the same three-month period for 2023, a decrease of 12.69% due to multiple factors including cost cutting efforts by management.

Our interest expense was $602,833 for the three months ended June 30, 2024, compared to $559,100 for the same period for 2023, an increase of 7.82%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was no debt discount amortization for the three months ended June 30, 2024, compared to $33,174 for the same period of the previous year. The decrease is due to full amortization of discount on debt that became due during the periods.

There was an decrease in the fair value of the derivative liability of $7,309,946 during the three months ended June 30, 2024, compared to a $1,662,631 increase for the 2023 period, a 539.66% increase period over period, such increase resulting primarily from the changes in the market value of our common stock during the periods.

Comparison of Six Months Ended June 30, 2024 and 2023

During the six months ended June 30, 2024, we had salaries and compensation of $466,864, compared to salaries and compensation of $444,077 during the same six-month period for 2023, an increase of 2.6%.

During the six months ended June 30, 2024 and 2023, we recorded professional fees of $272,175 and $196,677, respectively, an increase of 38.39%. Beginning with the first quarter of 2024, our professional fees increased as the Company began pursuing completing its securities filings, continued development of existing projects and relationship development.

We incurred general and administrative expenses of $55,708 during the six months ended June 30, 2024, compared to $85,673 for the same six-month period for 2023, a decrease of 34.98% due to multiple factors including cost cutting efforts by management.

Our interest expense was $1,228,389 for the six months ended June 30, 2024, compared to $1,096,242 for the same period for 2023, an increase of 12.05%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was no debt discount amortization for the six months ended June 30, 2024, compared to $65,969 for the same period of the previous year. The decrease is due to full amortization of discount on debt that became due during the periods.

There was an increase in the fair value of the derivative liability of $3,172,160 during the six months ended June 30, 2024, compared to a $1,389,220 increase for the 2023 period, a 128.34% increase period over period, such increase resulting primarily from the changes in the market value of our common stock during the periods.

We recognized gain on conversion of notes payable of $30,303 during the quarter ended June 30, 2024, compared to $22 in the 2023 period.

Liquidity and Capital Resources

At June 30, 2024, our principal source of liquidity consisted of $115,771 of cash, as compared to $115,149 of cash at December 31, 2023. At June 30, 2024, we had negative working capital (current assets minus current liabilities) of $48,611,734. In addition, our stockholders’ deficit was $48,611,734 at June 30, 2024, compared to stockholders” deficit of $43,931,991 at December 31, 2023. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $313,538 during the six months ended June 30, 2024, as compared to using net cash of $297,955 during the six months ended June 30, 2023. The increase in net cash used in operations is primarily due to our net loss partially offset by the increase in the change in the fair value of derivative liability, a gain on debt conversion and an increase in accounts payable and accrued expenses.

Financing activities provided cash of $314,160 during the six months ended June 30, 2024, as compared to $351,648 for the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, we received cash proceeds from the sale of preferred stock which was the primary financing activity during the period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. We have experienced recurring operating losses since inception and we had a net loss of $5,164,993 and used $313,538 of cash in operating activities for the six months ended June 30, 2024. We had a working capital deficiency of $48,611,734 and a stockholders’ deficit of $111,246,326 as of June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management believes there have been no significant changes during the six months ended June 30, 2024, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the six months ended June 30, 2024, we issued 5,641,655 shares of common stock upon conversion of $30,747 of convertible notes payable.

During the six months ended June 30, 2024, we issued 158 shares of Series D Preferred Stock for cash proceeds of $316,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $71,404 as of June 30, 2024. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $34,503 as of June 30, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $77,030 and the accrued interest is $41,657 as of June 30, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,401 and the accrued interest is $9,947 as of June 30, 2024. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,391 and the accrued interest is $11,629 as of June 30, 2024. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of June 30, 2024, the outstanding note balance was $1,000,000, plus accrued interest of $1,208,333. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2024, the note balance outstanding was $130,000, and the accrued interest as of that date was $106,237. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of June 30, 2024, the note balance was $1,067,197 and the accrued interest was $135,178. This note is in default.

During 2013, we issued notes payable aggregating $158,334 bearing interest at 13% per year with a maturity date of October 31, 2023. Outstand principal is $158,334 at June 30, 2024 and accrued interest totaled $171,265 as of June 30, 2024. As of June 30, 2024, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $598,495 as of June 30, 2024. As of June 30, 2024, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $75,889 as of June 30, 2024. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of June 30, 2024, the outstanding balance of these notes was $65,000, plus accrued interest of $26,182. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of June 30, 2024, the outstanding note balance was $543,093 and the accrued interest was $378,217. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 20% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of June 30, 2024, the balance of the notes outstanding was $859,156 and the accrued interest was $891,217. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $1,879,982 as of June 30, 2024. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of June 30, 2024, the outstanding note balance was $547,328, which includes a default penalty, and the accrued interest was $1,658,780. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of June 30, 2024, the balance outstanding was $10,000 and the accrued interest was $3,367. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of June 30, 2024, the balance outstanding was $26,200, and the accrued interest was $11,937. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of June 30, 2024, the total outstanding balances of all these loans are $40,000 and accrued interest was $14,224. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As June 30, 2024, the total outstanding balance of these loans was $225,000 and accrued interest was $75,092. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of June 30, 2024, the total outstanding value of these loans was $15,000 and accrued interest was $4,501. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. At June 30, 2024, the total outstanding balance of these loans was $155,000 and accrued interest was $37,997. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. At June 30, 2024, the total outstanding balance of these loans was $280,000 and accrued interest was $59,530. These notes are in default.

In 2021, we issued a $5,000 convertible promissory note to a related party. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 11, 2023, whichever comes first. At June 30, 2024, the total outstanding balance of this note was $5,000 and accrued interest was $956. This note is in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: October 2, 2025	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

