Form 10-K
period 2024-12-31
Ocean Thermal Energy Corp
filed 2025-10-27
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $1,987,521.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 24, 2025, there were 190,012,124 shares of the registrant’s common stock outstanding, par value $0.001.

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

This report contains forward-looking statements, including statements regarding, among other things:

•	the significant international political and economic disruption caused by Russia’s military invasion of Ukraine;

•	our ability to continue as a going concern;

•	our anticipated needs for working capital;

•	our ability to secure financing;

•	the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

•	the financial model for our proposed projects has not been tested and may not be successful;

•	changing attitudes about environmental risks;

•	substantial regulation of our projects;

•	rapidly changing regulatory schemes and enforcement of those regulations in the United States and abroad;

•	the impact of tariffs on the cost of constructing our projects;

•	financial, technical, managerial, and sales risks that may make us unsuccessful;

•	our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

•	technological advances that may render our technologies obsolete; and

•	operational problems, natural events or catastrophes, casualty loss, or other events that may impair the commercial operation of our projects.

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

PART I

ITEM 1. BUSINESS

Overview

We use our proprietary technology to develop designs for renewable energy systems, primarily for Ocean Thermal Energy Conversion (“OTEC”), Seawater Air Conditioning (“SWAC”), and Lake Source Cooling (“LSC”) systems. Our geographical markets are tropical and subtropical regions of the world for OTEC, SWAC, and LSC, and worldwide markets for SWAC and LSC. We also intend to develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects provide ancillary products such as potable/bottled water and high-profit aquaculture, mariculture, and agriculture opportunities. To date, we have not completed any projects, however we are present developing a project in the South Pacific under a contract with the U.S. Department of Defense.

Our Business

We develop projects for renewable power generation, desalinated water production, and air conditioning using proprietary intellectual property designed and developed by our own oceanographers, engineers, and marine scientists. Plants using our technologies are designed to extract energy from the temperature difference between warm surface ocean water and cold deep seawater at a depth of approximately 3,000 feet. We believe these technologies provide practical solutions to the fundamental human needs for sustainable, affordable energy; desalinated water for domestic, agricultural, and aquaculture uses; and cooling, all without the use of fossil fuels.

•

Ocean Thermal Energy Conversion, known in the industry as “OTEC,” power plants are designed to produce electricity. In addition, some of the seawater running through an OTEC plant can be desalinated efficiently, producing fresh water for agriculture and human consumption.

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

We expect to use our technology to develop OTEC and SWAC/LSC systems for various applications for potential customers in tropical and subtropical regions, the U.S. Department of Defense, and the U.S. Department of Agriculture. We hope to one day facilitate the development of sustainable living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel-free electricity.

Through our Small Business Innovation Research credentials, we continue to discuss opportunities to design, build, own, and operate an OTEC system producing base-load sustainable electricity and desalinated water without using fossil fuels to do so. We already have under development an OTEC plant for a Naval Support Facility in the South Pacific as a part of our Small Business Innovation Research program.

Our Vision

Our vision is to bring our technologies to tropical and subtropical regions where approximately three billion people live. Our market includes 68 countries and 29 territories with suitable sea depth, shore configuration, and need. We plan to be the first company in the world to design and build a commercial-scale OTEC plant. Our initial markets and potential projects include several U.S. Department of Defense bases in Asia Pacific and other regions where energy independence is crucial. Currently, we have projects in the planning and development stages with the U.S. Department of Defense, the Ministry of Earth Sciences at the Government of India, and an Engineering Company from France.

Our Technology

OTEC is a self-sustaining energy source, with no supplemental power required to generate continuous (24/7) electricity. It works by converting heat from the sun, which has warmed ocean surface water, into electric power, and then completing the process by cooling the plant with cold water from deep in the ocean. The cold water can also be used for very efficient air conditioning and desalinated to produce fresh water. OTEC has worked in test settings with a natural temperature gradient of 20 degrees Celsius or greater in the ocean. We believe OTEC can deliver sustainable electricity in tropical and subtropical regions of the world at rates approximately 20-40% lower than typical costs for electricity produced by fossil fuels in those markets.

Technology advancements have significantly reduced the capital costs of OTEC to make it competitive compared to traditional energy sources. Technology improvements include larger diameter seawater pipes manufactured with improved materials, increased pumping capabilities from OTEC depths, better understanding of material requirements in the deep ocean environment, more experience in deep water pipeline and cable installation techniques, and more accurate sea bottom mapping technology, which is required for platform positioning and pipe installation. The cold-water pipes at a demonstration site in Hawaii have been in continuous operation for over 20 years, and the technology has undergone significant improvements since the Hawaiian installation. Our Senior OTEC Scientist, Dr. Luis Vega, was the Program Manager for the Department of Energy-funded demonstration OTEC system designed and built at the Natural Energy Laboratory of the Hawaii Authority.

We estimate that a small OTEC plant that delivers 10 megawatts (MWs) per hour would currently cost approximately $250 million. This is the plant size that we typically propose for our initial target markets to meet 20% or more of their current demand for electricity and a large portion of their need for fresh drinking water and agricultural water, although discussions with the U.S. Department of Defense have included OTEC plants of various sizes.

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

SWAC/LSC is a process that uses cold water from locations such as the ocean or deep lakes to provide the cooling capacity to replace traditional electrical chillers in an air conditioning system. SWAC/LSC applications can reduce the energy consumption of a traditional air-conditioning system by as much as 90%. Even when the capital cost amortization of building a typically sized SWAC/LSC system providing 9,800 tons of cooling are taken into account, SWAC/LSC may save the customer approximately 25-40% when compared to conventional systems. Cooling systems using seawater or groundwater for large commercial structures are in use at numerous locations developed and operated by others worldwide, including Bora Bora (Intercontinental Hotel), Finland (Google Data Center); Cornell University, NY; Stockholm, Sweden; and the City of Toronto, Canada.

How Our Technology Works

OTEC uses the natural temperature difference between cooler deep ocean water at a depth of approximately 3,000 feet and warmer shallow or surface water to create energy. An OTEC plant project involves installing about six-foot diameter, deep-ocean intake pipes (which can readily be purchased), together with surface water pipes, to bring seawater onshore. OTEC uses a heat pump cycle to generate power. In this application, an array of heat exchangers transfers the warm ocean surface water as an energy source to vaporize a liquid in a closed loop, driving a turbine, which in turn drives a generator to produce electricity. The cold deep ocean water provides the required temperature to condense vapor back into a liquid, thus completing the thermodynamic cycle, which is constantly and continuously repeated. The working fluid is typically ammonia, as it has a low boiling point. Its high hydrogen density makes ammonia a very promising green energy storage and distribution media. Among practical fuels, ammonia has the highest hydrogen density, including hydrogen itself, in either its low temperature, or cryogenic, and compressed forms. Moreover, since the ammonia molecule is free of carbon atoms (unlike many other practical fuels), combustion of ammonia does not result in any carbon dioxide emissions. The fact that ammonia is already a widely produced and used commodity with well-established distribution and handling procedures allows for its use as an alternative fuel. This same general principle is used in steam turbines, internal combustion engines, and, in reverse, refrigerators. Rather than using heat energy from the burning of fossil fuels, OTEC power draws on temperature differences of the ocean caused by the sun’s warming of the ocean’s surface, providing an unlimited and free source of energy.

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

OTEC Versus Other Energy Sources

The construction costs of power plants using any technology are much higher in remote locations, such as tropical islands, than on the mainland of the United States, principally due to the need to transport materials, components, and other construction supplies and labor unavailable locally. There are also considerations that make those other technologies less attractive in those areas. We believe the consistency of OTEC during its life provides clear advantages over other power-generation technologies in the tropical and subtropical markets because its base-load power (available at all times and not subject to fluctuations throughout the day) is an important asset to the small transmission grid, which is typical in these regions.

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

Solar applications continue to increase as the cost and effectiveness of photovoltaic panels improve. However, we estimate that the cost to install solar panels in tropical regions remains high. Beyond the issues with shipping and labor costs that all construction must overcome, the design and building code requirements are more stringent in storm-prone areas, which are subject to potential wind damage from hurricanes, earthquakes, and typhoons, than are typically encountered in mainland nontropical installations. Support structures must be more substantial in order to hold the solar panels in place in case of hurricane-force winds. Solar power, like wind power, places substantial stress on an electrical grid. Since the input of both of these sources is subject to weather conditions, they cannot be considered reliable suppliers of power, and back-up capacity is necessary. Further, instantaneous changes in output due to sporadic cloud cover create transient power flow to the grid and difficulties in maintaining proper voltages and stability. OTEC is a stabilizing source to the grid, providing constant and predictable power, and has no emissions. The ability of OTEC to provide constant, continuous power is a large benefit as compared to any of the other renewable options available.

OTEC’s power price, determined almost entirely by the amortization of its initial cost, is a protection against inflation and rising interest rates, which greatly affect coal and oil. Customers in our target markets currently pay significantly more for power from coal and oil-fueled power plants than comparable populations. Additionally, imported fuels are subject to price volatility, which directly impacts the cost of electricity and adds operating risk during a plant's life. The fuel handling to allow for shipping, storage, and local transport is expensive, a potential source of damaging fuel spills, and a basis for environmental concerns. Fossil-fuel plants create pollution, emit carbon dioxide, and are visually unappealing, which is of particular concern in tropical areas renowned for their clear, pristine air and beauty. We believe that an OTEC plant can reduce power costs for these markets by up to 40%, compared to their current electrical costs, and when revenues from fresh drinking water, aquaculture, and agriculture production are considered, the justification is even more compelling.

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

Our current management team has led the development of the business since 2010 and has advanced the technology and understanding of OTEC and SWAC/LSC to worldwide markets. These efforts have helped us establish a marketplace for our technology and an understanding of the importance of designing, building, and operating a commercial-grade OTEC system.

Our Competition

We compete in the development, construction, and operation of OTEC and SWAC/LSC plants with other operators that develop similar facilities powered by other energy sources, primarily oil, natural gas, nuclear energy, and solar power. These traditional energy sources have well-established infrastructures for production, delivery, and supply, with well-known commercial terms, and are currently less costly to construct than an OTEC system. In developing our OTEC and SWAC/LSC plants, we will need to satisfy our customers that these technologies are sound and economical, which may be a challenge until and unless we have an established, successful operating history. The energy industry is dominated by an array of companies of all sizes that have proven technologies and well-established fuel sources from a number of suppliers.

We expect that we will encounter increasing competition for OTEC and SWAC/LSC plants. Other firms with greater financial and technical resources are focusing on the commercialization of these technologies. Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations, that now have renewable-energy standards and are looking at ways to reduce their carbon footprints, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are looking at OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

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

We anticipate that project returns will be comprised of two components. First, as the project developer, we will seek a lump-sum payment as a development fee at the time of closing the project financing for each project. These payments will be allocated toward reimbursement of development costs and perhaps a financial return at the early stage of each project. The development fee will vary, but initially we will seek a fee of approximately 3% of the project cost, payable upon closing the project financing. Second, we will retain a percentage of equity in the project, with a goal to retain a minimum of 51% of the equity in any OTEC project in order to participate in operating revenues.

We will seek revenue from OTEC plants from contract pricing charged on an energy-only price per kWh or on the basis of a generating capacity payment priced per kilowatt per month and an energy usage price per kilowatt-hour (“kWh”). In many of the countries of the world where we intend to build OTEC and SWAC/LSC plants, potable water is in short supply. In some locations, water is considered the more important commodity. Depending on where the plant is built, in addition to revenue from power generation, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot guarantee that we will be able to maintain the revenue points noted above, that any fees received will offset development costs incurred to date, or that any operating plant will generate revenue.

SWAC/LSC Projects

The estimated construction costs for a SWAC/LSC plant are approximately $150 million, with hard costs of approximately $91 million for piping and installation, which make up 60% of the total. The remaining 40% consists of the pump house, central utility plant (CUP), mechanical and engineering equipment, design, and other contingency costs and soft costs of approximately $59 million for the CUP license, permits, environmental impact assessment, bathymetry, and insurance.

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

SWAC/LSC contract revenue will be based typically on three charges:

•	Fixed Price–this is based upon the capital costs of the project paid over the term of the debt and with the intention of covering the costs of debt.

•

Operation and Maintenance–this payment covers the cost of the labor and fixed overhead needed to run the SWAC/LSC system, as well as any traditional chiller plant operating to fulfill back-up or peak-load requirements.

•

Chilled Water Payment–this is a variable charge based on the actual chilled water use and chilled water generated both by the SWAC/LSC and conventional system at the agreed upon conversion factors of kilowatt/ton and current electricity costs in U.S. dollars per kWh.

We plan to structure project financing with the goal of retaining 100% of the equity in any SWAC/LSC project. We cannot guarantee that we will recover project development costs or realize a financial return over the life of the project.

Our Project Timeline

We have not yet constructed or placed into operation any OTEC or SWAC/LSC plants. However, based on our planning process and development experience, we estimate that it will take approximately two years or more, depending on local conditions, including regulatory and permitting requirements, to take a project from a preliminary memorandum of understanding with a potential power or other product purchaser to completion and commencement of operation.

Our Construction and Components

Once we have designed the system, we will review the design with our engineering, procurement, and construction partners to maximize the the likelihood that the project can be delivered according to plan and on budget. We expect our construction contracts to be at a fixed price and to include penalties if the construction timetable is missed.

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

We will also need high quality, large heat exchangers for our systems; heat exchangers represent a large percentage of the projected costs of our OTEC and SWAC/LSC systems and account for a significant portion of the complexity inherent in commercial OTEC and SWAC/LSC designs.

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

We expect our OTEC contract pricing will be charged either on an energy-only price per kWh or on the basis of a capacity payment priced per kilowatt per month and an energy usage price per kWh. We cannot guarantee that this pricing will enable us to recoup our funding and project costs and allow us to earn a profit.

We continue to review other contracting opportunities that will help commercialize OTEC technology. There can be no assurance we will be able to obtain the terms outlined above.

Marketing Strategies

Our marketing and sales efforts are managed and directed by our chairman and chief executive officer, Jeremy P. Feakins, who has 40 years’ experience of senior-level sales in both commercial and governmental markets. Our marketing campaign has focused on educating potential customers concerning the economic, environmental, and other benefits of OTEC and SWAC/LSC through personal contacts, industry interactions, our website, and social media channels.

Our target markets are comprised of large institutional customers that typically include governments, utilities, large resorts, hospitals, educational institutions, and municipalities. We market to them directly through personal meetings and contact by our chief executive officer and other key team members. We also make extensive use of centers of influence, either to heighten awareness of our products in the minds of key customers’ decision-makers or to secure face-to-face meetings and preliminary agreements between our customers and our chief executive officer.

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

We may apply for patents for components of our intellectual property for OTEC and SWAC/LSC systems, including novel or new methodologies for cold-water piping, heat exchanges, and computer-aided design programs. We cannot guarantee that any patents we seek will be granted.

Our intellectual property has been developed by our employees and is protected under employee agreements confirming that the rights in the inventions and developments made by the employees are our property. Confidential information is protected by nondisclosure agreements that we have entered into with prospective partners or other third parties with which we do business.

We have not received any notification from third parties that our processes or designs infringe any third-party rights, and we are not aware of any valid and enforceable third-party intellectual property rights that infringe our intellectual property rights. Currently, to our knowledge no company has a patent for OTEC technology.

Employees

We currently have two full-time employees, one officer and one Engineering Program Manager. Our employees do not have collective bargaining agreements, and we have not experienced work interruptions or strikes. We supplement our employed workforce with various outsourced consulting services.

History

Tetridyn Solutions, Inc. was incorporated in Nevada on May 22, 2006. TetriDyn provided technology and data integration solutions to to businesses. In May 2017, Tetridyn changed its name to Ocean Thermal Energy Corporation and merged with and acquired Ocean Thermal Energy Corporation, a Delaware corporation formed in 2006. Since then, we have focused on developing OTEC and SWAC/LSC technology.

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

Risks Related to Our Financial Condition

Our auditors have raised doubts about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2024 and 2023, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

We have no current project that will generate revenues in the near future.

None of our projects is at a stage of development that will allow them to generate revenues in the near future. Our project development cycles are expected to be relatively long, extending over several years as we identify a potential project site, complete negotiations with third parties, complete permitting, obtain financing, complete construction, and place a plant into service. We expect to receive a development fee of approximately 3% of the project cost from our projects, payable upon the close of project financing. Operating revenues from projects are expected to be received when the plant has been built and placed into operation. We are currently under contract with the U.S. Army through Johnson Controls Government Systems to provide detailed engineering designs and financial analyses for an OTEC system at a remote military installation in the Pacific. This contract, valued at approximately $3.6 million, focuses on developing a comprehensive Basis of Design to enable the Army to evaluate OTEC as a long-term, sustainable source of renewable energy and desalinated water. Upon completion of this phase, we anticipate that our work may lead to discussions with the U.S. Army regarding a potential Power Purchase Agreement (“PPA”), under which the Army would purchase power and water from a proposed OTEC facility for a period of 25 to 30 years. However, there can be no assurance that such a PPA or similar arrangement will be negotiated or executed. Until such time as we begin to generate revenues from this or other projects, we expect to continue to rely on external sources of capital to fund our operations.

We will require substantial amounts of additional capital from external sources.

We do not have any current source of revenues or sufficient cash or other liquid resources to fund our planned activities until we begin receiving development fees from new contracts. Accordingly, as in the past, we will need substantial amounts of capital from external sources to fund day-to-day operations and project development. We have no arrangements or commitment for such capital. We plan to continue our practice of seeking external capital through the sale of debt or equity, although we cannot guarantee that such efforts will be successful. Any new investments will dilute the interests of the current stockholders. Further, new investors may require preferential financial returns, security, voting rights, or other preferences that will be superior to the rights of the holders of common stock. Alternatively, as project development advances, we may be required to sell all or a portion of our interest in one or more projects, which could reduce our retained financial interest and potential return.

Risks Related to Our Business

Our efforts to develop OTEC and SWAC/LSC plants are subject to many financial, technical, managerial, and sales risks that may make us unsuccessful.

We incur substantial upfront costs that we may not recover developing a new project that ultimately we may not build, operate, or sell. The identification of suitable locations, the investigation of the applicable regulatory and economic framework, the identification of potential purchasers, the completion of preliminary engineering and planning, and the funding of related administrative and support costs ordinarily require several years to complete before we determine to further develop or abandon a project. Each of these steps is fraught with risks and uncertainties, such as:

•	limited market due to low demand, existing competitive energy sources, low power costs, or the absence of large potential output purchasers;

•

a regulatory scheme suggesting that the development and operation of a plant would be subject to excessively stringent utility regulations or environmental requirements, burdensome zoning or permitting practices and requirements, or similar factors;

•

shortage of suitable onshore locations, lack of available cold water with near-shore accessibility, sea wave and current conditions, and exposure to hurricanes, typhoons, earthquakes, or similar extreme events;

•	the unavailability of favorable tax or other incentives or excessively stringent applicable incentive requirements;

•	the high cost and potential regulatory difficulties in integrating into new markets;

•	the possibility that new markets may be limited or unstable or our exposure to competition from other sources of existing or potentially new energy sources;

•	difficulties in negotiating power purchase agreements (PPAs) with potential customers, including in some instances, the necessity to assist in the formation of a power purchasing group; and

•	the need to educate the market as well as investors regarding the reliability and economical and environmental benefits of ocean thermal technologies.

We cannot assure that we will be able to overcome these risks as we initiate the development of a project. We may incur substantial costs in advancing a project through the early stages, only to conclude eventually that the project is not economically or technically feasible, in which case we may be unable to recover the costs that we have then incurred. When we elect to proceed with a project, we may continue to incur substantial costs and be unable to complete the development, sell the project, or otherwise recover our investment. Even when a project is developed, constructed, and placed into operation, we cannot guarantee that we will be able to operate at a profit sufficient to recover our total investment.

We are dependent on the performance of counterparties to our agreements.

Our projects are and will be complex, with a number of agreements among several parties that purchase plant outputs; provide financing; complete design, construction, and other services; design and perform regulatory compliance; and fulfill other requirements. The failure of any participant in one of our projects due to its own management, financial, operating, or other deficiencies, all of which may be outside our control, can materially and adversely affect our operations and financial results. In circumstances in which we are not the prime developer of a large-scale project involving many components in addition to our OTEC, SWAC/LSC, or other systems, we would have little ability to address problems resulting from performance failures by others or implement project-wide remedial measures. The foregoing is illustrated in our Baha Mar project, which is now on hold, and may never resume, because of contract performance and financing disputes by others.

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

Recent and ongoing world events outside of our control or influence adversely affect our development activities. Economic uncertainties have resulted in the unpredictable availability of credit, debt, and equity financing; volatile interest rates; currency exchange-rate fluctuations that add risk to international projects; restrictions on the availability of borrowing; concerns respecting inflation and deflation; economic turmoil resulting from unpredictable political events and tensions in the Middle East and other international relations; substantial reductions in hydrocarbon energy prices and the impact of such declines on the cost of energy generally; shifts in the economic feasibility of competitive energy sources; and similar factors. These adverse factors frequently have a particularly intense effect on emerging markets and developing countries, which we believe provide the greatest opportunity for the development of our projects. The possibility that principal energy prices will continue at current or even lower levels, which could reduce the projected cost at which power could be generated by hydrocarbon-fueled power plants, could make our relatively higher-cost plants less competitive. These emerging and developing markets are particularly vulnerable to the negative impacts of these adverse circumstances. The economic feasibility of alternative energy, including the process we develop and propose to operate, as compared to hydrocarbon energy is adversely affected as the prices for hydrocarbon fuels decline. Accordingly, possible continuing low hydrocarbon prices may retard the potential increase in the economic feasibility of alternative energy. Crude oil prices have remained volatile in recent years, fluctuating generally between approximately $70 and $90 per barrel as of 2025. While these levels are higher than the lows experienced several years ago, they remain below the historical peaks of over $100 per barrel. Sustained periods of relatively moderate oil prices can reduce the perceived economic advantage of alternative and renewable energy technologies, potentially slowing investment and development activity in the sector. Although we believe that the global emphasis on energy security, decarbonization, and climate resilience continues to drive long-term demand for sustainable solutions such as OTEC, extended intervals of lower fossil-fuel prices may adversely affect investor interest, the availability of government incentives, and the pace of commercialization for emerging renewable technologies. Our ability to develop and operate alternative energy plants and our ability to generate revenue will be adversely affected by continuing, relatively soft hydrocarbon energy prices. Further, alternative energy development may be adversely affected by uncertainty in hydrocarbon prices or public expectations that hydrocarbon prices may continue to decline.

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

Our projects will be subject to substantial regulations and policies that may adversely affect our ability to develop projects, and any changes in the applicable regulatory schemes may adversely affect projects that we are constructing or have constructed and are operating.

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

Many of the markets that may be suitable for a potential OTEC or SWAC/LSC plant are located in emerging or developing countries that may have evolving and untested regulatory and legal environments for large-scale, international, commercial enterprises. Further, political instability, regime change, or other factors may increase uncertainty and instability, which in turn may adversely affect our ability to secure necessary regulatory approvals and obtain required project financing, which increases related costs and reduces our financial return. Any changes in applicable laws and regulations, including any governmental incentives, environmental requirements or restrictions, safety requirements, and similar matters, and the risk or likelihood of such a change could adversely affect the availability and cost of financing. Further, in some jurisdictions, applicable legal requirements may not have been fully tested and are still being developed in the face of modern international commercial transactions and environmental requirements, which may lead to changes in interpretation or application that may be adverse to us. Our expectations regarding the size of the potential OTEC and SWAC/LSC markets and the number of possible suitable locations may not be accurate.

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

We may be unable to arrange or complete future construction projects on time, within expected budgets, or without interruption due to materials availability and disruptions in supply, labor, or other factors. If any project reaches the point at which we undertake construction, such construction may be subject to actual prices higher than the amount budgeted, the limited or delayed availability of components or materials, shortages or interruptions of labor or materials, or similar circumstances. In the case we have insufficient budget flexibility to pay increased construction costs, corresponding delays could result in delayed construction, completion, and the commencement of operations.

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

Once we have successfully launched projects, our ability to meet our delivery obligations under power-generation contracts, as well as our ability to meet economic projections, will depend on our ability to maintain the efficient working order of our plants. Severe weather, natural disasters, accidents, failure of significant equipment components, inability to obtain replacement parts, failure of power transmission facilities, or other catastrophes or occurrences could materially interrupt our activities and consequently reduce our economic return. Since all our plants will be located on the shore within close proximity to deep-ocean or lake water, our plants will be subject to extraordinary natural occurrences, such as wave surges from hurricanes or typhoons, tsunamis, earthquakes, and other events, over which we will have absolutely no control. We cannot assure that we can obtain sufficient insurance to protect us from all risks resulting from such catastrophes. Further, we cannot assure that any design features or operating policies that we may use will mitigate the risks to which our plants may be exposed. Any threatened or actual events could expose us to plant shutdowns, substantial repairs, interruptions of operations, damage to our power purchasers, and similar events that could require us to incur substantial costs and significantly impair our revenues and results of operations. Because of the size and cost of major components of our power plants, we typically will not inventory spare components, so that any substantial damage may require that we await the custom manufacture and delivery of such items, which may involve substantial delays.

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

Our common stock is quoted on the OTC Expert Market operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Not being listed on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we do not expect to be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop our OTEC business and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements, and other factors and will be at the discretion of our board of directors.

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

We have failed to make timely filings with the SEC, and the liquidity of our stock has suffered.

We did not timely file our annual report for 2024 and our quarterly reports for the first and second quarters of 2025. As a result, the OTC has identified the Company as delinquent in its SEC filings and our stock is only eligible to trade for unsolicited orders. We are currently in the process of making our delinquent filings but cannot guarantee that we will be able to do so or that if we do, that we will remain current in our filings, which would limit the public information available about the Company and negatively impact the liquidity and trading price of our stock.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We store and transmit data, including sensitive and nonpublic data regarding our company, employees, and counterparties. Given our limited size, resources and operations, we believe we have appropriate processes in place, as well as appropriate physical and administrative controls, to allow oversight and identification of cybersecurity threats to our operations.  The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems. Several information systems are software applications provided by third parties. Using a combination in-house expertise and third party providers, we monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data.

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

To date, we have not been materially affected by cybersecurity incidents and believe our risk to such a threat is comparatively low.

Governance

Our board of directors is responsible for the oversight of risks related to cybersecurity threats. Management communicates with the board of directors on a regular basis regarding cybersecurity efforts through risk reporting and the development and testing of procedures and exercises for responding to both internal and external cyber threats. We believe our board of directors is capable of addressing the full spectrum of potential risks to us, estimating the likelihood of such an occurrence, and predicting the potential financial impact of each risk, for the purpose of prioritizing risks, including the risk of a cybersecurity threat. Because of the relatively small size of our board, we have not formed a board committee responsible for cybersecurity matters, which are instead addressed by our board as a whole.

Given our limited resources, we believe we have appropriate processes in place, as well as appropriate physical and administrative controls, to allow oversight and identification of cybersecurity threats to our operations.

ITEM 2. PROPERTIES

Our principal executive offices are located at. 3675 Market Street, Suite 200, Philadelphia, Pennsylvania 19104, where we lease fully-furnished and customizable office space from a third party. We also maintain a small office in Lancaster, Pennsylvania, pursuant to a lease with a company controlled by our chief executive officer. Our telephone number at that address is (717) 299-1344.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable.

On May 4, 2018, we reached a settlement of the claims at issue in Ocean Thermal Energy Corp. v. Robert Coe, et al., Case No. 2:17-cv-02343SHL-cgc, before the United States District Court for the Western District of Tennessee. Between May 30 and July 19, 2018, we received three payments totaling $100,000 from the defendants. On August 8, 2018, an $8 million judgment was entered against the defendants and in our favor. On May 28, 2019, we further settled the claims at issue with two of the defendants, Brett M. Regal and his company, Trade Base Sales, Inc. (“Regal Debtors”), for $17,500,000, bringing the combined judgment and settlement amount owed to us is $25,500,000. On July 1, 2019, the United States District Judge for the Central District of California (case number: 2:19-cv-05299-VAP-JPR), approved our stipulated application for an order permitting us to levy on property and appointing a receiver to carry out the levy on Regal Debtors’ property, such that it may be sold (subject to further order of the court approving and confirming such sales), to satisfy the $25,500,000 settlement and judgment amounts in our favor. On August 15, 2019, the court-appointed receiver notified the court that he had taken custody, possession, and control of certain gemstone and mineral specimens, known as the “Ophir Collection” and 350,000 pounds of unrefined gold and other precious metal bearing ore. By order of the court, the receiver was given the authority to assign, sell, and transfer the debtor property. The proceeds of any sales will be used to satisfy the judgment and settlement agreement, receivership’s reasonable costs and fees, as well as any other claims as determined by the court. Various parties have come forward asserting ownership and priority lien rights to the property. In our ongoing efforts to collect the $25,500,000 judgment obtained, a third party has intervened in our case in the Central District of California (case number: 2:19-cv-05299-VAP-JPR), asserting that it is the rightful owner of the “Ophir Collection” of gems and mineral specimens that is now in possession of the court-appointed receiver. On February 25, 2022, all parties who have appeared in this case stipulated to dismiss all pending claims while leaving the receivership established by the court in place. On the same date, the court ordered that upon a successful sale of the Ophir Collection, the net proceeds shall be distributed in accordance with the terms of the January 3, 2022, confidential settlement between the parties. This matter is ongoing, and we understand that the receiver is attempting to liquidate the assets of the defendants.

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the $290,000 promissory note described in our financial statements under Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed preliminary objections to the complaint, and subsequently filed an answer and new matter on August 20, 2019, to which the plaintiff filed a reply on September 9, 2019. Herman has not pursued this action since 2020, and on October 7, 2025, the court terminated the case with prejudice for failure to prosecute.

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2024. We have repaid $260,000, and the balance at December 31, 2024, was $115,000, with accrued interest of $72,542 at December 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Expert Market operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Because we are delinquent in our SEC filings, our shares are only eligible to trade for unsolicited customer orders, not proprietary broker-dealer quotations. The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock per quarter as reported by the OTC Markets. All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ended December 31, 2024
Fourth Quarter	$.0.0001	$0.0100
Third Quarter	$0.0012	$0.0110
Second Quarter	$0.0062	$0.0333
First Quarter	$0.0062	$0.0350

Year Ended December 31, 2023
Fourth Quarter	$0.006	$0.015
Third Quarter	$0.001	$0.015
Second Quarter	$0.006	$0.017
First Quarter	$0.006	$0.010

On September 30, 2025, the closing price per share of our common stock as quoted on the OTC marketplace was $0.0016. As of September 30, 2025, there were approximately 1,470 stockholders of record of our common stock.

Dividends

We have not paid or declared any cash dividends since our inception and do not intend to declare or pay any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by state law.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

During November and December 2024, we sold an aggregate of 14 convertible note units for $70,000. Each unit was sold for $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027 (the “Maturity Date”). The notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the market price of the Company’s common stock, which is the average closing price of the Company’s shares on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from a Company-designed and built OTEC system prior to the Maturity Date, then within five business days of issuance of the contract the Notes will automatically be converted, depending on the amount of Notes purchased by each holder.

The convertible notes and warrants were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. In each case, the investor is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, and confirmed the foregoing and acknowledged, in writing, that the securities were acquired and will be held for investment. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2024.

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

We currently have limited sources of revenue and depend primarily on external funding for operations. We cannot assure that such funding will be available or, if available, can be obtained on acceptable or favorable terms.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, we had salaries and compensation of $925,553, compared to salaries and wages of $888,790 during the same period for 2023, an increase of 4.1%, primarily driven by increased activity and consultants for engineering and contract development.

During the years ended December 31, 2024 and 2023, we recorded professional fees of $534,789 and $473,467, respectively, an increase of 13.0%. During the first quarter of 2024, our professional fees increased as the Company began pursuing completing its securities filings, continued development of existing projects, and identifying potential customers and marketing new projects.

General and administrative expenses were $116,268 during the year ended December 31, 2024, compared to $138,048 for the same period in 2023, a decrease of 15.8% due to multiple factors including cost cutting efforts by management.

Our interest expense was $2,504,722 for the year ended December 31, 2024, compared to $2,278,347 for the same period of the previous year, an increase of 9.9% due to an increase in debt and higher interest rates on defaulted notes.

Our amortization of debt discount and loan fee expenses was $2,245 for the year ended December 31, 2024, compared to $88,540 for the previous year. The decrease is due to full amortization of discount on debt that became due during the periods.

Our operations used net cash of $562,627 in 2024, as compared to $669,463 in the prior year. The decrease in cash used was primarily the result of an increase in the change in accounts payable and accrued expenses partially offset by an increase in loss, after adjusting for noncash activities.

Financing activities provided cash of $463,620 for our operations during the year ended December 31, 2024, as compared to providing cash of $783,208 in the prior year. During 2024, we received cash proceeds from the sale of preferred stock and convertible notes payable. We also repaid working capital advances from related parties and made repayments of notes payable. During 2023, we received cash proceeds from the sale of preferred stock and working capital advances from related parties. We also made repayments of notes payable during the period.

Liquidity and Capital Resources

At December 31, 2024, our principal source of liquidity consisted of $16,147 of cash, as compared to $115,149 of cash at December 31, 2023. At December 31, 2024, we had negative working capital (current assets minus current liabilities) of $44,535,784. In addition, our stockholders’ deficit was $44,551,904 at December 31, 2024, compared to stockholders’ deficit of $43,931,991 at the end of 2023. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2024. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20).” This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is still evaluating the impact of the adoption of this ASU.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 7, 2024, the board of directors of the Company approved the dismissal of BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm.

The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023, and December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2023, and December 31, 2022, and through May 7, 2024, the date of termination, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the consolidated financial statement for such years. During the fiscal years ended December 31, 2023, and December 31, 2022, and through May 7, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K.

On February 21, 2024, the Company’s board of directors approved the retention of Victor Mokuolu, CPA PLLC (“VMCPA”) as the Company’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2024, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the following material weaknesses identified by management:

•	Control Environment - We did not maintain an effective control environment for internal control over financial reporting.

•

Segregation of Duties - As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties (ie, our chief executive officer also serves as our chief financial officer). The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2024:

Name	Age	Position
Jeremy P. Feakins	71	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	60	Director
Antoinette K. Hempstead	60	Director

Jeremy P. Feakins has served as chairman of our board and our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 40 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, Pennsylvania. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, Pennsylvania, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, Te, and Almaty,  .  Kazakhstan  where he managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, a venture capital company located in Lancaster, Pennsylvania, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc., which provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defence College of Logistics and Personnel Administration, Shrivenham, United Kingdom, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the board of directors has concluded that Mr. Feakins is qualified to serve as a director.

Peter Wolfson has served as one of our directors since March 2015. Mr. Wolfson is a qualified commercial pilot and has been actively flying with Delta Airlines, a major U.S.-owned international airline company, since 1996. In addition, Mr. Wolfson is the founder and currently involved as president, and chief executive officer of Hans Construction, a developer and builder of upscale homes located in Lancaster, Pennsylvania, organized in 2005. He also has 10 years’ experience as a financial consultant with a subsidiary of Mass Mutual, developing financial strategies and tax planning. He holds a Bachelor of Science degree in Science, Technology, and Business from Embry Riddle Aeronautical University and Edison State College. Based on his financial background, the board of directors has concluded that Mr. Wolfson is qualified to serve as director.

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

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our directors, advisory board members and officers (including our chief executive and financial officers). Our code of ethics is reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct; (2) full and accurate disclosure in reports that we file with the SEC; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to our chief compliance officer; and (5) accountability for adherence to the code. Our code of ethics is filed as an exhibit to this annual report.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the ability of our directors, officers and employees to purchase, sell or dispose of stock or other securities of the Company. Under the policy, our board members and executive officers are only permitted to trade in our stock during prescribed “open window” periods and generally only after obtaining pre-clearance for the transaction. Our insider trading policy is filed as an exhibit to this annual report. None of our directors or executive officers traded our shares or related securities, or entered into an arrangement to trade our securities, in fiscal 2024.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2024 and 2023, the dollar value of all cash and noncash compensation earned by Jeremy P. Feakins, our principal executive officer, or PEO, and our only executive officer in 2024 and 2023:

						Non-Equity	Non-Qualified	All
						Incentive	Deferred	Other
	Year Ended	Salary(1)	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation(2)	Total
Name and Principal Position	December 31,	$	$	$	$	$	$	$	$
Jeremy P. Feakins	2024	587,748	-	-	-	-	-	23,598	611,346
Principal Executive Officer
Principal Financial Officer	2023	568,422	-	-	-	-	-	25,991	594,413

(1)	For the fiscal years ended December 31, 2024 and 2023, all of Mr. Feakins’ salary was accrued, but unpaid.
(2)	Represents health care premiums of $9,918 in 2024 and $12,311 in 2023, and an automobile allowance of $13,680 in both years.

Narrative Disclosure to Summary Compensation Table

On January 1, 2011, we entered into a five-year employment agreement with Mr. Feakins to serve as our chief executive officer. The employment agreement provides for successive one-year term renewals unless it is expressly cancelled by either party 100 days prior to the end of the term. Under the agreement, Mr. Feakins will receive an annual salary of $350,000, a car allowance of $12,000, and company-paid health insurance. The agreement also provides for bonuses equal to one times Mr. Feakins’ annual salary plus 500,000 shares of common stock for each additional project that generates $25 million or more revenue to us. Mr. Feakins is entitled to receive severance pay in the lesser amount of three years’ salary or 100% of the remaining salary if the remaining term is less than three years. In addition to any severance pay, Mr. Feakins is entitled to an additional change in control payment equal to three times his annual salary if, in connection with a “change in control” (as defined in the agreement), Mr. Feakins terminates his employment with the Company or the Company terminates him. On June 3, 2019, we issued 1,000,000 shares of Series C Preferred Stock to Mr. Feakins, with a fair value of $69,277, to compensate him for his performance.

Effective June 9, 2022, we entered into a second addendum to Mr. Feakins’ employment contract. Among other provisions, the addendum extends the employment agreement through December 31, 2025, and increases the annual salary to $454,738 from $388,220.

Effective January 1, 2023, the board of directors approved an increase in Mr. Feakins’ annual salary for 2023 to $568,422 from $454,738. Pursuant to the terms of the contract and board of director approval, Mr. Feakins’ annual salary was increased to $587,748 for 2024. Mr. Feakins has agreed to defer payment to permit the Company to conserve cash.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were outstanding as of December 31, 2024, for any executive officer.

Director Compensation

For the 2024, our non-employee directors earned the following:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antoinette Hempstead	40,000	-	-	-	-	-	40,000

Peter H. Wolfson	40,000	-	-	-	-	-	40,000

All 2024 director fees were accrued but unpaid at December 31, 2024, and through October 24, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2025, the name and shareholdings of: each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; each of our named executive officers and director; and the shareholdings of all executive officers and directors as a group. Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

			Common
			Stock
		Voting	Underlying
	Common	Preferred	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Stock	Stock(3)(4)	Securities	Total	Class(2)
Directors and Named Executive Officers:
Jeremy Feakins (4)	7,253,374	102,200,000	10,919,075	120,372,449	39.7%
Antoinette Hempstead (5)	114,925	-	1,000,000	1,114,925	*
Peter H. Wolfson (6)	1,396,442	-	2,903,179	4,299,621	2.2%
All directors and executive officers as a group (3 persons)	8,764,741	102,200,000	14,822,254	125,786,995	41.0%

5% Shareholders
Michael D. Stauch (7)	-	40,800,000	4,250,000	45,050,000	19.2%
Paula Vitz (8)	1,144,749	13,400,000	812,500	15,357,249	7.5%
Joseph Layman (9)	1,987,128	8,000,000	1,875,000	11,862,128	5.9%
Gil Lyons (10)	1,000,000	11,200,000	-	12,200,000	6.1%

* Less than 1%

(1)	3675 Market Street, Suite 200, Philadelphia PA 19104, is the address for all stockholders in the table.

(2)	Based on 190,012,124 shares of common stock issued and outstanding as of September 30, 2025.

(3)	Each share of Series D Preferred stock is convertible into 200,000 shares of common stock. Each share of Series D Preferred Stock votes with common stock on an as-if converted basis

(4)

Includes 6,888,943 shares of common stock owned of record by Jeremy P. Feakins and 364,431 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him. Also includes 5,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from September 30, 2025, and 5,919,075 shares of our common stock issuable upon conversion of notes within 60 days from September 30, 2025. Also includes 511 shares of Series D Preferred Stock, which is convertible into 102,200,000 shares of common stock (but not within 60 days of September 30, 2025) and votes with common stock on an as-if converted basis.

33

(5)

Includes 226 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be beneficially owned by her. Also includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from September 30, 2025.

(6)

Includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from September 30, 2025, and 1,903,179 shares of our common stock issuable upon conversion of notes within 60 days from September 30, 2025.

(7)

Includes 4,250,000 shares of our common stock issuable upon conversion of notes within 60 days from September 30, 2025. Also includes 204 shares of Series D Preferred Stock, which is convertible into 40,800,000 shares of common stock (but not within 60 days of September 30, 2025) and votes with common stock on an as-if converted basis.

(8)

Includes 312,500 shares of our common stock issuable upon conversion of preferred stock within 60 days from September 30, 2025, and 500,000 shares of our common stock issuable upon conversion of notes within 60 days from September 30, 2025. Also includes 67 shares of Series D Preferred Stock, which is convertible into 13,400,000 shares of common stock (but not within 60 days of September 30, 2025) and votes with common stock on an as-if converted basis.

(9)

Includes 625,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from September 30, 2025, and 1,250,000 shares of our common stock issuable upon conversion of notes within 60 days from September 30, 2025. Also includes 40 shares of Series D Preferred Stock, which is convertible into 8,000,000 shares of common stock (but not within 60 days of September 30, 2025) and votes with common stock on an as-if converted basis.

(10)

Includes 56 shares of Series D Preferred Stock, which is convertible into 11,200,000 shares of common stock (but not within 60 days of September 30, 2025) and votes with common stock on an as-if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave to the other written notice of termination, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated on May 31, 2023. For the year ended December 31, 2023, rent expense pursuant to this lease was $50,000. At December 31, 2024 and 2023, we had a payable to the entity of $0 and $10,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities in Lancaster, Pennsylvania. For the years ended December 31, 2024 and 2023, rent expense was $15,200 and $8,000, respectively.

For the years ended December 31, 2024 and 2023, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2024 and 2023, we recorded expense of $135,378 and $119,508, respectively, to this company. At December 31, 2024 and 2023 we had a payable to the entity of $24,200 and $16,493, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,142,539 and $920,439 at December 31, 2024 and 2023, respectively.

During the year ended December 31, 2023, we issued 500 shares of Series D Preferred Stock to Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive officer Jeremy Feakins upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the year ended December 31, 2024, we repaid $1,080 in net working capital advances from OZFund, Inc., a company controlled by Mr. Feakins. During the year ended December 31, 2023, we received $5,000 in net working capital advances from Epaphus Global Energy LLC, a company controlled by Mr. Feakins, and repaid $1,292 in net working capital advances from OZFund .

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2024.

Director Independence

Peter Wolfson and Antoinette Hempstead are independent directors under Nasdaq Rule 5605. In determining his independence, we considered unpaid loans that Mr. Wolfson has made to the Company and concluded that they do not impact his independence. Our code of ethics requires board approval of any transaction between the Company and our directors or officers that presents a conflict of interest. Our board’s policy is that any transaction with a director, officer or other party related to the Company must be reviewed and approved by our board members who are not interested in the transaction. Although our board does not have a formal written policy governing the procedure and standard of review, our board will only approve a related party transaction if the board believes that the transaction is in the best interest of the Company and its shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by Victor Mokuolu, CPA PLLC our independent registered public accounting firm for our 2024 and 2023 fiscal years, and to BF Borgers CPA PC for 2023:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$97,500	$117,000
Tax fees	-	-
Total Fees	$97,500	$117,000

_______________

(1)

Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023; (ii) review of our interim period financial statements for fiscal years 2024 and 2023; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm. All services provided by our auditors to the Company in 2024 and 2023 were approved in advance by our board of directors.

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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.65	Stock Purchase Agreement between Ocean Thermal Energy Corporation and Epaphus Global Energy, LLC, dated August 23, 2022, and executed August 25, 2022	Incorporated by reference from the Current Report on Form 8-K filed August 29, 2022.
10.66	Addendum to Chief Executive Officer Employment Agreement Effective June 9, 2022	Incorporated by reference from the Quarterly Report for the quarter ended September 30, 2022, filed November 8, 2022
10.67	Philadelphia lease agreement	This filing
10.68	Grant Street, Lancaster PA lease agreement	This filing

10.69	Professional Services Agreement with Johnson Controls Government Services, LLC, executed January 7, 2025, effective as of December 17, 2024	Incorporated by reference from the Current Report on Form 8-K filed January 14, 2025.

Item 14	Code of Ethics
14.01	Ocean Thermal Energy Corporation Code of Ethics and Business Conduct	This filing
Item 19	Insider Trading Policies and Procedures
19.01	Ocean Thermal Energy Corporation Insider Trading Policy	This filing
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing

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

OCEAN THERMAL ENERGY CORPORATION

Dated: October 24, 2025	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	October 24, 2025
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Peter Wolfson	Director	October 24, 2025
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	October 24, 2025
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

DECEMBER 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Thermal Energy Corporation and Subsidiary (the “Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, and December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, and December 31, 2023, the Company had a net loss of $1,185,163, and $9,264,217, respectively. An accumulated deficit of $107,266,496 and $106,081,333 for the years ending December 31, 2024, and December 31, 2023, respectively. The Company has not established revenue to cover its operating costs for the next twelve (12) months. The Company’s ability to continue as a going concern is dependent on its ability to increase sales and obtain external funding for the projects under development. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

An audit of these elements is especially challenging and requires auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Accounting for Warrants issued in connection with Notes Payable

As described in Notes 5, Derivative Liabilities, the Company issued prefunded warrants for the purchase of the Company’s common stock. The fair market value of the Warrants were recorded as a derivative liability. The assigned value of the warrants along with loan fees and broker fees was recorded as deferred financing costs and will be recorded as a discount to the note, amortized straight line over the life of the Promissory Note.

The Company determined that this is an asset in accordance with the guidance exception in ASC 470-20-25-2 (the “ASC”) which indicates the ASC does not apply when warrants are issued to obtain a line of credit rather than in connection with the issuance of a debt instrument. Issuing warrants to obtain a line of credit is equivalent to paying a loan commitment or access fee (equivalent to the fair value of the warrant). As such, these costs meet the definition of an asset. This exception applies, even if the line is fully drawn down at inception. The Company recorded a derivative liability of $9,423,915 as of December 31, 2024. For the years ended December 31, 2024 and 2023, the Company recognized a gain of $2,868,111 and a loss of $5,409,047, respectively, from the change in fair value of the derivative liability.

Our audit procedures included, but were not limited to (1) a review of the assumptions by management and the guidance from the ASC (2) the derivative calculations, underlying assumptions to arrive at fair value, initial recognition and subsequent measurement at the balance sheet date (3) the fair value model employed in the derivative calculations (4) evaluation of whether the note exception from the ASC is applicable in the Company’s case (5) the ability of the Company to realize the asset value and (6) the method of amortization.

We have served as the Company’s auditor since 2025.
Houston, Texas

October 24, 2025

PCAOB ID: 6771

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$16,142	$115,149
Prepaid expenses	5,000	5,000
Total Current Assets	21,142	120,149

Total Assets	$21,142	$120,149

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$26,473,157	$22,954,452
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,638,131	3,639,431
Convertible note payable, net	2,539,665	2,570,412
Advances payable - related party, net	60,388	61,468
Derivative liability	9,423,915	12,404,707
Total Current Liabilities	44,556,926	44,052,140

Convertible notes payable	16,120	-
Total Liabilities	44,573,046	44,052,140

Commitments and contingencies (See Note 8)	-	-

Stockholders' deficit
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,400 and 1,202 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 and 184,370,469 shares issued and outstanding, as of December 31, 2024 and December 31, 2023, respectively	190,013	184,371
Additional paid-in capital	62,521,759	61,962,151
Accumulated deficit	(107,266,496)	(106,081,333)
Total Stockholders' Deficit	(44,551,904)	(43,931,991)

Total Liabilities and Stockholders' Deficit	$21,142	$120,149

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Operating Expenses
Salaries and compensation	$925,553	$888,790
Professional fees	534,789	473,467
General and administrative	116,268	138,048
Total Operating Expenses	1,576,610	1,500,305

Loss from Operations	(1,576,610)	(1,500,305)

Other Income (Expense)
Service income	-	12,000
Interest expense, net	(2,504,722)	(2,278,347)
Amortization of debt discount	(2,245)	(88,540)
Change in fair value of derivative liability	2,868,111	(5,409,047)
Gain on conversion of debt	30,303	22
Total Other Income (Expense)	391,447	(7,763,912)

Loss Before Income Taxes	(1,185,163)	(9,264,217)

Provision for Income Taxes	-	-

Net Loss	$(1,185,163)	$(9,264,217)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.05)

Weighted Average Number of Common Shares Outstanding	188,717,318	184,370,469

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance December 31, 2022	2,819,028	$2,819	184,370,469	$184,371	$60,110,402	$(96,496,618)	$(36,199,026)
Prior year accrued interest adjustment	-	-	-	-	-	(320,498)	(320,498)
Stock based compensation	-	-	-		3,750	-	3,750
Series D Preferred Stock issued for cash	393	-	-	-	786,000	-	786,000
Series D Preferred Stock issued for conversion of notes and interest	531	1	-	-	1,061,999	-	1,062,000
Net Loss	-	-	-	-	-	(9,264,217)	(9,264,217)
Balance December 31, 2023	2,819,952	2,820	184,370,469	184,371	61,962,151	(106,081,333)	(43,931,991)
Common stock issued for conversion of note	-	-	5,641,655	5,642	163,608	-	169,250
Series D Preferred Stock issued for cash	198	-	-	-	396,000	-	396,000
Net Loss	-	-	-	-	-	(1,185,163)	(1,185,163)
Balance December 31, 2024	2,820,150	$2,820	190,012,124	$190,013	$62,521,759	$(107,266,496)	$(44,551,904)

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,185,163)	$(9,264,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,868,111)	5,409,047
Amortization of debt discount	2,245	88,540
Gain on conversion of debt	(30,303)	(22)
Stock based compensation	-	3,750
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,518,705	3,093,439
Net Cash Used In Operating Activities	(562,627)	(669,463)

Cash Flows From Financing Activities:
Proceeds from sale of preferred stock	396,000	786,000
Proceeds from convertible notes	70,000	-
Advances (repayments) from related parties	(1,080)	3,708
Repayment of notes payable	(1,300)	(6,500)
Net Cash Provided by Financing Activities	463,620	783,208

Net increase (decrease) in cash	(99,007)	113,745
Cash at beginning of year	115,149	1,404
Cash at End of Year	$16,142	$115,149

Supplemental disclosure of cash flow information
Cash paid for interest expense	$63,753	$5,000
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial value of derivative liability	$56,125	$-
Common stock issued upon conversion of note	$169,250	$-
Note payable converted to common stock	$30,747	$-
Derivative liability extinguished upon conversion on note payable	$168,806	$2,602
Convertible notes payable and accrued interest converted into preferred stock	$-	$59,420
Related party note payable and accrued interest converted into preferred stock	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary OCEES International Inc. (“OCEES”). Intercompany balances and transactions have been eliminated in consolidation.

During the course of preparing the Company’s interim financial statements for the year ended December 31, 2024, the Company determined that a noncash accrual relating to default interest on certain notes payable was not properly reflected in the historical financial statements. Management evaluated this immaterial misstatement using the guidance provided by the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”) and determined that the misstatement was immaterial to the historical financial statements. The Company has recorded the additional accrued interest as of January 1, 2023, through an adjustment of $320,498 to accumulated deficit and accounts payable and accrued expenses in the accompanying consolidated balance sheets. This adjustment reflects default interest rates for periods prior to December 31, 2022. Additionally, for the year ended December 31, 2023, default interest of $22,435 has been recorded to give effect to this additional default interest.

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2024 and 2023.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at December 31, 2024 and December 31, 2023, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at December 31, 2024 and 2023 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2024 and 2023, no balances exceeded FDIC-insured limits.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2024 and 2023, as they would be anti-dilutive:

	Years Ended December 31,
	2024	2023
Shares underlying options and warrants outstanding	570,000	500,000
Shares underlying convertible notes outstanding	94,698,644,699	1,269,873,927
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	94,715,902,199	1,287,061,427

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on July 1, 2024. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $1,185,163 and used $562,627 of cash in operating activities for the year ended December 31, 2024. We had a working capital deficiency of $44,535,784 and a stockholders’ deficiency of $44,551,904 as of December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

During the year ended December 31, 2024, $30,747 of notes was converted into 5,641,655 shares of common stock.

During the year ended December 31, 2023, $35,303 of related party notes and $964,697 of related accrued interest were converted into 500 shares of Series D Preferred Stock.

During the year ended December 31, 2023, $46,750 of notes and $12,670 of related accrued interest were converted into 31 shares of Series D Preferred Stock.

The following convertible notes and notes payable were outstanding at December 31, 2024:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2024	2024	2024	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	77,031	-	77,031	-	-	77,031	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,400	-	21,400	-	-	21,400	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,390	-	21,390	-	-	21,390	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	13.00%	Yes	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	20.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	20.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	547,328	-	547,328	-	-	547,328	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	10,000	-	300,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	-	5,000	5,000	-	-	-
(12)	1/4/27	10.00	No	70,000	70,000	53,880	16,120	-	-	-	16,120
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,920,598	$8,669,466	$53,880	$8,615,586	$2,421,670	$-	$6,177,796	$16,120

(1)	Maturity date is 90 days after demand.

F-10

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

(12)

Notes were issued during November and December of 2024. The Notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027. The Notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the Market Price, which shall be the average closing price of the Company’s common stock on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from the Company-designed and built ocean thermal energy system prior to the Maturity Date, within five business days the Notes will automatically be converted depending on amount of Notes purchased by each holder.

*	Default interest rate.

The following convertible notes and notes payable were outstanding at December 31, 2023:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2023	2023	2023	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	78,053	-	78,053	-	-	78,053	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,539	-	21,539	-	-	21,539	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,529	-	21,529	-	-	21,529	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	13.00%	Yes	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	20.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	20.00%	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,161,136	-	1,161,136	-	-	1,161,136	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	578,075	-	578,075	-	-	578,075	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	10,000	-	300,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	-	5,000	5,000	-	-	-
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,850,598	$8,631,513	$-	$8,631,513	$2,421,670	$-	$6,209,843	$-

(1)	Maturity date is 90 days after demand.

F-12

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value at December 31,	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, December 31, 2024	$9,423,915	$-	$-	$9,423,915
Derivative Liability, December 31, 2023	$12,404,707	$-	$-	$12,404,707

The reconciliation of the derivative liability for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31
	2024	2023
Derivative liability as of January 1	$12,404,707	$6,998,262
Addition to derivative instruments	56,125	-
Derivative liability extinguished upon conversion of notes payable	(168,806)	(2,602)
Change in fair value of derivative liability	(2,868,111)	5,409,047
Derivative liability as of December 31	$9,423,915	$12,404,707

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Years Ended December 31
	2024	2023
Expected dividends	0%	0%
Expected volatility	118%-912%	319%-545%
Risk free interest rate	4.07%-5.48%	4.79%-5.4%
Expected term (in years)	0.25– 5.1 years	0.25– 1 year

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended December 31, 2024, we issued 5,641,655 shares of common stock upon conversion of $30,747 of convertible notes payable.

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

Series D Preferred Stock (authorized December 31, 2021) – We are authorized to issue 1,400 shares of Series D Preferred Stock with a par value of $0.001. These shares will have voting rights alongside the common stock and each share of Series D Preferred Stock will be convertible into 200,000 shares of our common stock as set forth in the certificate of designation. Each share of Series D Preferred Stock shall be converted automatically upon the effectiveness of a registration statement registering the resale of the common stock to be issued upon the conversion of the Series D Preferred Stock, or at any time following a merger or consolidation of the Corporation with or into an unaffiliated entity or the sale of all or substantially all of the assets of the Corporation to an unaffiliated third party, at the election of the holder. As of December 31, 2023 and 2022, 1,202 and 278 shares of Series D Preferred Stock have been issued.

During the year ended December 31, 2024, we issued 198 shares of Series D Preferred Stock for cash proceeds of $396,000.

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

Warrants and Options

The following table summarizes all options and warrants outstanding and exercisable for the years ended December 31, 2024 and 2023:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2022	125,073	$0.13
Granted	500,000	0.01
Exercised	(125,073)	0.13
Forfeited/expired	-	-
Balance at December 31, 2023	500,000	$0.01
Granted	70,000	0.01
Exercised	-	-
Forfeited/expired	-	-
Balance at December 31, 2024	570,000	$0.01
Exercisable at December 31, 2024	570,000	$0.01

During November and December 2024, we sold an aggregate of $70,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire on December 31, 2029 and have a remaining life of 5 years at December 31, 2024.

During November 2023 we issued a common stock purchase option to a consultant to purchase 500,000 shares of common stock. The option has an exercise price of $0.01 per share and expires in 10 years. We have valued the option at $3,750 using the Black-Sholes option-valuation model using the following assumptions: expected dividends of 0%, expected volatility of 301%, expected life of 10 years, and risk-free interest rate of 4.63%.

No warrants were exercised during the years ended December 31, 2024 and 2023.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2024 and 2023 (computed by applying the U.S. federal corporate tax rate of 21% to income before taxes), as follows:

	2024	2023
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.9)%	(7.9)%
Non-deductible items	(79.5)%	17.2%
Valuation allowance	108.4%	11.7%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2024	2023
Impairment	$2,358,860	$2,358,860
Accrued Compensation	1,951,296	1,731,367
Operating loss carryforwards	12,735,913	11,776,337
Gross deferred tax assets	17,046,069	15,866,564
Valuation allowance	(17,046,069)	(15,866,564)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $20.9 million that are available to be offset against future income through 2037. We have net operating loss carryforwards of approximately $23.2 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2024. The change in the valuation allowance for the years ended December 31, 2024 and 2023, was an increase of $1.18 million and $1.09 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On May 21, 2019, Theodore T. Herman filed a complaint against us in Theodore T. Herman v. Ocean Thermal Energy Corporation, Case No. CI-19-04780, in the Court of Common Pleas of Lancaster County, Pennsylvania, asserting that he is entitled to payment on the promissory note described in Note 4: Convertible Notes and Notes Payable. On July 1, 2019, we filed preliminary objections to the complaint, and subsequently filed an answer and new matter on August 20, 2019, to which the plaintiff filed a reply on September 9, 2019. Herman has not pursued this action since 2020, and on October 7, 2025, the court terminated the case with prejudice for failure to prosecute.

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2024. We have repaid $260,000 and the balance at December 31, 2024 was $115,000, with accrued interest of $93,299 at December 31, 2024.

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

By mutual consent of the parties, the purchase agreement has not closed as of December 31, 2024, or through the date of filing of this report. As a result, it has not been reflected in these financial statements.

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

Effective January 1, 2023, the board of directors approved an increase in the chief executive officer’s annual salary for 2023 to $568,422 from $454,738. Effective, January 1, 2024, the annual salary was increased to $587,748, based on the increase in the Consumer Price Index.

NOTE 10 – RELATED-PARTY TRANSACTIONS

Through May 31, 2023, we incurred monthly rent of $10,000 to a company controlled by our chief executive officer under an operating lease agreement. The lease was for a one-year term and, unless either party gave to the other written notice of termination, the term would renew for a further period of one year, and so on from year to year until terminated by either party. The lease was terminated on May 31, 2023. For the year ended December 31, 2023 rent expense pursuant to this lease was $50,000 and $120,000, respectively. At December 31, 2024 and 2023, we had a payable to the entity of $0 and $10,000, respectively.

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities. For the years ended December 31, 2024 and 2023, rent expense was $15,200 and $8,000, respectively.

For the years ended December 31, 2024 and 2023, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2024 and 2023, we recorded expense of $135,378 and $119,508, respectively, to this company. At December 31, 2024 and 2023 we had a payable to the entity of $24,200 and $16,493, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,142,539 and $920,439 at December 31, 2024 and 2023, respectively.

During the year ended December 31, 2023, we issued 500 shares of Series D Preferred Stock to a related party upon conversion of $35,303 of notes and $964,697 of related accrued interest.

During the year ended December 31, 2024, we repaid $1,080 in net working capital advances from related parties. During the year ended December 31, 2023, we received $3,708 in net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2024.

NOTE 11 – SUBSEQUENT EVENTS

During January and February 2025, we sold an additional $55,000 of convertible note units, with the same terms as sold in November and December, 2024, as described in Note 4.

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

F- 17