Form 10-Q
period 2025-06-30
Ocean Thermal Energy Corp
filed 2025-12-18
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of December 17, 2025, issuer had 190,012,124 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$139,743	$16,142
Costs in excess of billings	480,219	-
Prepaid expenses	5,000	5,000
Total Current Assets	624,962	21,142

Total Assets	$624,962	$21,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$28,600,241	$26,473,157
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,633,131	3,638,131
Convertible note payable, net	2,534,665	2,539,665
Advances payable - related party, net	59,848	60,388
Derivative liability	103,837,415	9,423,915
Total Current Liabilities	141,086,970	44,556,926

Convertible notes payable due after one year, net	43,340	16,120
Total Liabilities	141,130,310	44,573,046

Commitments and contingencies (See Note 7)	-	-

Stockholders' deficit
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,400 and 1,400 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 and 190,012,124 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	190,013	190,013
Common stock subscribed	135,000	-
Additional paid-in capital	62,521,759	62,521,759
Accumulated deficit	(203,354,940)	(107,266,496)
Total Stockholders' Deficit	(140,505,348)	(44,551,904)

Total Liabilities and Stockholders' Deficit	$624,962	$21,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$846,382	$-	$1,019,419	$-
Direct cost of contracts	629,827	-	758,590	-
Gross profit	216,555	-	260,829	-

Operating Expenses
Salaries and compensation	218,580	234,054	420,535	466,864
Professional fees	111,645	117,305	194,263	272,175
General and administrative	14,518	35,024	21,023	55,708
Total Operating Expenses	344,743	386,383	635,821	794,747

Loss from Operations	(128,188)	(386,383)	(374,992)	(794,747)

Other Income (Expenses)
Interest expense, net	(683,801)	(602,833)	(1,339,610)	(1,228,389)
Amortization of debt discount	(13,610)	-	(27,220)	-
Change in fair value of derivative liability	(93,860,116)	7,309,946	(94,358,520)	(3,172,160)
Gain on conversion of debt	-	-	11,898	30,303
Total Other Income (Expense)	(94,557,527)	6,707,113	(95,713,452)	(4,370,246)

Income (Loss) Before Income Taxes	(94,685,715)	6,320,730	(96,088,444)	(5,164,993)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(94,685,715)	$6,320,730	$(96,088,444)	$(5,164,993)

Net Income (Loss) per Common Share – Basic	$(0.48)	$0.03	$(0.50)	$(0.03)
Net Income (Loss) per Common Share – Diluted	$(0.48)	$(0.00)	$(0.50)	$(0.03)

Weighted Average Number of Common Shares Outstanding – Basic	196,186,849	190,012,124	193,605,494	187,408,283

Weighted Average Number of Common Shares Outstanding – Diluted	196,186,849	967,522,167	193,605,494	187,408,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficiency
Balance December 31, 2023	2,819,952	$2,820	184,370,469	$184,371	$61,962,151	$(106,081,333)	$(43,931,991)
Common stock issued for conversion of note	-	-	5,641,655	5,642	163,608	-	169,250
Series D Preferred Stock issued for cash	158	-	-	-	316,000	-	316,000
Net Loss	-	-	-	-	-	(5,164,993)	(5,164,993)
Balance June 30, 2024 (Unaudited)	2,820,110	$2,820	190,012,124	$190,013	$62,441,759	$(111,246,326)	$(48,611,734)

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Subscribed	Capital	Deficit	Deficiency
Balance December 31, 2024	2,820,150	$2,820	190,012,124	$190,013	$-	$62,521,759	$(107,266,496)	$(44,551,904)
Common stock subscribed	-	-	-	-	135,000	-	-	135,000
Net Loss	-	-	-	-	-	-	(96,088,444)	(96,088,444)
Balance June 30, 2025 (Unaudited)	2,820,150	$2,820	190,012,124	$190,013	$135,000	$62,521,759	$(203,354,940)	$(140,505,348)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance March 31, 2024 (Unaudited)	2,819,977	$2,820	190,012,124	$190,013	$62,175,759	$(117,567,056)	$(55,198,464)
Series D Preferred Stock issued for cash	133	-	-	-	266,000	-	266,000
Net Income	-	-	-	-	-	6,320,730	6,320,730
Balance June 30, 2024 (Unaudited)	2,820,110	$2,820	190,012,124	$190,013	$62,441,759	$(111,246,326)	$(48,611,734)

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Stock Subscribed	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance March 31, 2025 (Unaudited)	2,820,150	$2,820	190,012,124	$190,013	$95,500	$62,521,759	$(108,669,225)	$(45,859,133)
Common stock subscribed	-	-	-	-	39,500	-	-	39,500
Net Loss	-	-	-	-	-	-	(94,685,715)	(94,685,715)
Balance June 30, 2025 (Unaudited)	2,820,150	$2,820	190,012,124	$190,013	135,000	$62,521,759	$(203,354,940)	$(140,505,348)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(96,088,444)	$(5,164,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	94,358,520	3,172,160
Amortization of debt discount	27,220	-
Gain on extinguishment of Derivative Liability	(11,898)	(30,303)
Changes in assets and liabilities:
Costs in excess of billings	(480,219)	-
Accounts payable and accrued expenses	2,128,962	1,709,598
Net Cash Used In Operating Activities	(65,859)	(313,538)

Cash Flows From Financing Activities:
Advances from related parties	(540)	(540)
Repayment of notes payable	-	(1,300)
Common stock subscribed	135,000	-
Proceeds from sale of convertible notes	55,000	-
Proceeds from sale of preferred stock	-	316,000
Net Cash Provided by Financing Activities	189,460	314,160

Net increase in cash	123,601	622
Cash at beginning of period	16,142	115,149
Cash at End of Period	$139,743	$115,771

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,781	$2,507
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial value of derivative liability	$67,895	$-
Common stock issued upon conversion of note	$-	$169,250
Note payable converted to common stock	$10,000	$30,747
Accrued interest converted to common stock	$2,047	$-
Derivative liability extinguished upon conversion on note payable	$-	$168,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation ( “Company” “us” “we”) is designing ocean thermal energy conversion power plants, seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. We believe these technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. The Company plans to provide a clean technology that continuously extracts energy from the temperature differentials between warm surface ocean water and cold deep seawater. In addition to producing electricity, our technology can efficiently desalinate seawater producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption. This cold, deep, nutrient-rich water can also be used to cool buildings and for fish farming or aquaculture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with U. S. generally accepted accounting principles (“GAAP”).

The accompanying consolidated balance sheet at December 31, 2024, has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future periods.

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

Accounts Receivable

Accounts receivable consist of amounts invoiced to customers but not yet collected by the Company. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, expected future losses and current economic trends. Accounts are considered delinquent when payments have not been received within the contractual payment terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of June 30, 2025 and December 31, 2024.

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

Contract assets are recorded when revenue recognized exceeds billings to date (referred to as costs in excess of billings). Contract liabilities are recorded when billings exceed revenue recognized (billings in excess of costs). These amounts are presented separately on the condensed consolidated balance sheets.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2025 and the six months ended June 30, 2025 and 2024, as they would be anti-dilutive:

	June 30,
	2025	2024
Shares underlying options and warrants outstanding	625,000	500,000
Shares underlying convertible notes outstanding	103,904,402,182	1,412,360,318
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	103,921,714,682	1,429,547,818

               The weighed average shares outstanding for the three and six month periods ending June 30, 2025, includes subscribed shares as if those shares were issued during each respective period.

Recent Accounting Pronouncements

The Company currently believes there are no issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of approximately $96 million and used approximately $66,000 of cash in operating activities for the six months ended June 30, 2025. We had a working capital deficiency of approximately $141 million and a stockholders’ deficiency of approximately $141 million as of June 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, June 30, 2025	$103,837,415	$-	$-	$103,837,415
Derivative Liability, December 31, 2024	$9,423,915	$-	$-	$9,423,915

The reconciliation of the derivative liability for the six months ended June 30, 2025 and 2024 is as follows:

	For the Six Months Ended June 30,
	2025	2024
Derivative liability as of January 1	$9,423,915	$12,404,707
Addition to derivative instruments	55,000	-
Derivative liability extinguished upon conversion of notes payable	(20)	(168,806)
Change in fair value of derivative liability	94,358,520	3,172,160
Derivative liability as of March 31	$103,837,415	$15,408,061

The fair value of the derivative liability was estimated using a binomial option pricing model. The fair value at the commitment and remeasurement dates for our derivative liabilities were based upon the following significant inputs:

	For the Six Months Ended June 30,
	2025	2024
Expected dividends	0%	0%
Expected volatility	400%-667%	245%-603%
Risk free interest rate	3.79%-4.41%	5.03%-5.48%
Expected term (in years)	0.25– 4.76 years	0.25– 1 years

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Subscribed

During the six months ended June 30, 2025, we entered into stock purchase agreements with a number of investors. The investors agreed to purchase 6,750,000 shares of common stock, and we received aggregate proceeds of $135,000. To date, no shares of common stock have been issued pursuant to these agreements.

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

Accrued Salaries and Related Taxes

 As of June 30, 2025, the Company has $6,704,060, in accrued payroll attributable to previous periods that has not been paid due to cash flow constraints. It is possible, at a future date, that some or all of this amount may be derecognized and result in a gain on the extinguishment of these liabilities in a future period.

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

NOTE 8 – RELATED-PARTY TRANSACTIONS

In May 2023, we entered into a 36-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month, increasing to $1,200 per month on May 1, 2024 and $1,400 per month on May 1, 2025. For the three months ended June 30, 2025 and 2024, rent expense was $5,200 and $3,000, respectively. For the six months ended June 30, 2025 and 2024, rent expense was $8,800 and $6,000, respectively

For the six months ended June 30, 2025 and 2024, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended June 30, 2025 and 2024, we recorded expense of $34,811 and $33,522, respectively, to this company. For the six months ended June 30, 2024 and 2023, we recorded expense of $69,439 and $67,865, respectively, to this company. At June 30, 2025 and December 31, 2024, we had a payable to the entity of $0 and $24,200, respectively.

Accrued interest on related-party notes was $1,252,375 and $1,142,539 at June 30, 2025 and December 31, 2024, respectively.

During each of the six months ended June 30, 2025 and 2024, we repaid $540 of net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at June 30, 2025.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $10,000 of notes and $2,047 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $169, the fair value of the shares on the date of conversion. The replacement shares have not been issued at June 30, 2025

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company entered into stock purchase agreements with a number of investors. The investors agreed to purchase 22,875,000 shares of common stock, and we received aggregate proceeds of $252,500. To date, no shares of common stock have been issued pursuant to these agreements.

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

Overview

Ocean Thermal Energy Corporation (“we,” “our, and the “Company”) develops and commercializes renewable energy, desalinated water, and sustainable cooling solutions using its proprietary Ocean Thermal Energy Conversion (OTEC) and Seawater Air Conditioning (SWAC) technologies. These systems extract energy from the natural temperature differential between warm surface water and cold deep ocean water to deliver continuous baseload power and clean water without reliance on fossil fuels. Our solutions are particularly well suited for tropical island communities, coastal military installations, and developing nations where access to reliable energy and freshwater is limited.

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

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

During the three months ended June 30, 2025, the Company recognized revenue of $846,382 compared to $0 for the second quarter of 2024. The increase is solely due to the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit.

During the three months ending June 30, 2025, we had salaries and compensation of $218,580, compared to salaries and compensation of $234,054 during the quarter of 2024, a decrease of 7% primarily due to management’s continued cost cutting efforts for areas which are not specific to the fulfilment of our contract with the United States Department of Defense.

During the three months ending June 30, 2025, and 2024, we recorded professional fees of $111,645 and $117,305, respectively, a decrease of 5%. Beginning late in the first quarter of 2025, our professional fees decreased as the Company has had less activities requiring the use of professional during the period which were not specific to fulfilling our contract with the United States Department of Defense.

We incurred general and administrative expenses of $14,518 during the three months ending June 30, 2025, compared to $35,024 for the same quarter of 2024, a decrease of 59% due to multiple factors associated with management cost reduction efforts for ancillary services not directly related to the fulfilment of our contract with the United States Department of Defense.

Our interest expense was $683,801 for the three months ended June 30, 2025, compared to $602,833 for the same quarter of 2024, an increase of 13%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was $13,610 debt discount amortization for the three months ended June 30, 2025, compared to $0 for the second quarter of 2024. The increase is due to new notes payable entered into during the period.

There was an increase in the fair value of the derivative liability of approximately $94 million during the three months ended June 30, 2025, compared to a $7,309,946 decrease for the 2024 period, a 1,443% increase. This change results primarily from the reduction in the market value of our common stock in 2025 compared to 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

During the six months ended June 30, 2025, the Company recognized revenue of $1,019,419 compared to $-0- for the previous period. The increase is solely due to the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit.

During the six months ending June 30, 2025, we had salaries and compensation of $420,535, compared to salaries and compensation of $466,864 during the same six-month period for 2024, a decrease of 10%, primarily due to management’s continued cost cutting efforts for areas which are not specific the fulfilment of our contract with the United States Department of Defense.

During the six months ending June 30, 2025, and 2024, we recorded professional fees of $194,263 and $272,175, respectively, a decrease of 29%. Our professional fees decreased as the Company has had less activities requiring the use of professionals during the period which were not specific to fulfilling our contract with the United States Department of Defense.

We incurred general and administrative expenses of $21,023 during the six months ending June 30, 2025, compared to $55,708 for the same six-month period for 2024, a decrease of 62% due to multiple factors associated with management cost reduction efforts for ancillary services not directly related to the fulfilment of our contract with the United States Department of Defense.

Our interest expense was $1,339,610 for the six months ended June 30, 2025, compared to $1,228,389 for the same period for 2024, an increase of 12.05%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was $27,220 debt discount amortization for the six months ended June 30, 2025, compared to $0 for the same period of the previous year. The increase is due to new notes payable entered into during the period.

There was an increase in the fair value of the derivative liability of approximately $94 million during the six months ended June 30, 2025, compared to a $3,172,160 increase for the 2024 period, a 2,863% increase. This change results primarily from the reduction in the market value of our common stock in 2025 compared to 2024.

We recognized gain on conversion of notes payable of $11,998 during the six months ended June 30, 2025, compared to a gain of $30,303 in the 2024 period. This change is primarily driven by changes in the market value of our common stock which was used to settle outstanding notes payable during the period.

Liquidity and Capital Resources

At June 30, 2025, our principal source of liquidity consisted of $139,743 of cash, as compared to $16,142 of cash at December 31, 2024. At June 30, 2025, we had negative working capital (current assets minus current liabilities) of approximately $140 million. In addition, our stockholders’ deficit was approximately $141 million at June 30, 2025. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $65,859 during the six months ended June 30, 2025, as compared to using net cash of $313,538 during the first half of 2024. The decrease in net cash used in operations is primarily due to our net loss partially offset by the increase in the change in the fair value of derivative liability, a gain on debt conversion and an increase in accounts payable and accrued expenses.

Financing activities provided cash of $189,460 during the six months ended June 30, 2025, as compared to $314,160 for the first half of 2024. During the six months ending June 30, 2025, and 2024, we received cash proceeds from the sale of common stock and issuance of notes payable which was the primary financing activity during the period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss of approximately $96 million and used approximately $66,000 of cash in operating activities for the six months ended June 30, 2025. We had a working capital deficiency of approximately $140 million and a stockholders’ deficiency of approximately $141 million as of June 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management believes there have been no significant changes during the six months ended June 30, 2025, to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. Our controls were not effective due to the size of the company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of seeking additional skilled financial employees to improve its internal controls and financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under and have failed to pay timely numerous loans, totaling $19.5 million in combined principal and interest, $3.4 million of which is owed to related parties. Several loans that are in default were automatically convertible into shares of our common stock when the loans came due. However, L2 Capital, one of our lenders, has instructed our transfer agent to reserve all of our remaining authorized shares for issuance to L2, effectively blocking us from paying our other defaulted loans in stock. We intend increase our authorized shares to complete the conversion of these defaulted loans, but cannot guarantee when or if we will be able to do that.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation (the EIDC loan). The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $79,014 as of June 30, 2025. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $37,219 as of June 30, 2025. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $77,030 and the accrued interest is $48,487 as of June 30, 2025. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,401 and the accrued interest is $11,844 as of June 30, 2025. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,391 and the accrued interest is $13,526 as of June 30, 2025. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of June 30, 2025, the outstanding note balance was $1,000,000, plus accrued interest of $1,335,000. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2025, the note balance outstanding was $130,000, and the accrued interest as of that date was $119,411. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of June 30, 2025, the note balance was $1,067,197 and the accrued interest was $270,357. This note is in default.

During 2013, we issued notes payable aggregating $158,334 bearing interest at 13% per year with a maturity date of October 31, 2023. Outstand principal is $158,334 at June 30, 2025 and accrued interest totaled $197,338 as of June 30, 2025. As of June 30, 2025, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $682,095 as of June 30, 2025. As of June 30, 2025, the notes are in default. We intend to repay the notes and accrued interest upon the project’s financial closing.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $88,556 as of June 30, 2025. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of June 30, 2025, the outstanding balance of these notes was $65,000, plus accrued interest of $31,055. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc.., an investment entity owned by our chief executive, chief financial officer, and a director, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of June 30, 2025, the outstanding note balance was $543,093 and the accrued interest was $447,009. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 20% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of June 30, 2025, the balance of the notes outstanding was $859,156 and the accrued interest was $1,099,615. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $2,628,202 as of June 30, 2025. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of June 30, 2025, the outstanding note balance was $547,328, which includes a default penalty, and the accrued interest was $2,404,483. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of June 30, 2025, the balance outstanding was $10,000 and the accrued interest was $4,127. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of June 30, 2025, the balance outstanding was $26,200, and the accrued interest was $15,210. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of June 30, 2025, the total outstanding balances of all these loans are $40,000 and accrued interest was $18,221. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As June 30, 2025, the total outstanding balance of these loans was $225,000 and accrued interest was $97,579. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of June 30, 2025, the total outstanding value of these loans was $10,000 and accrued interest was $5,877. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. At June 30, 2025, the total outstanding balance of these loans was $155,000 and accrued interest was $53,488. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. At June 30, 2025, the total outstanding balance of these loans was $280,000 and accrued interest was $87,515. These notes are in default.

In 2021, we issued a $5,000 convertible promissory note to a related party. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 11, 2023, whichever comes first. At June 30, 2025, the total outstanding balance of this note was $5,000 and accrued interest was $1,455. This note is in default.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

ITEM 5. OTHER INFORMATION

We have disclosed on Form 8-K all reportable events that occurred in the quarter ended June 30, 2025.

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

