Form 10-K
period 2025-12-31
Ocean Thermal Energy Corp
filed 2026-03-24
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed as of the price at which the common equity was last sold on the last business day of the registrant’s most recently completed second fiscal quarter was $181,247.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 15, 2026, there were 190,012,124 shares of the registrant’s common stock outstanding, par value $0.001.

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

This report contains forward-looking statements, including statements regarding, among other things:

•	the significant international political and economic disruption caused by Russia’s military invasion of Ukraine and the war in Iran;

•	our ability to continue as a going concern;

•	our anticipated needs for working capital;

•	our significant amount of defaulted debt and ability to secure additional future financing;

•	our ability to successfully identify viable projects and obtain contracts to develop those projects;

•	the possibility that actual capital costs, operating costs, production, and economic returns may differ significantly from those that we have anticipated;

•	the financial model for our proposed projects has not been tested and may not be successful;

•	changing attitudes about environmental risks;

•	substantial regulation of our projects;

•	rapidly changing regulatory schemes and enforcement of those regulations in the United States and abroad;

•	the impact of tariffs on the cost of constructing our projects;

•	financial, technical, managerial, and sales risks that may make us unsuccessful;

•	our exposure to political and legal risks in developing or emerging markets where we propose to locate our plants;

•	technological advances that may render our technologies obsolete; and

•	operational problems, natural events or catastrophes, casualty loss, or other events that may impair the commercial operation of our projects.

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

PART I

ITEM 1. BUSINESS

Overview

We use our proprietary technology to develop designs for renewable energy systems, primarily for Ocean Thermal Energy Conversion (“OTEC”), Seawater Air Conditioning (“SWAC”), and Lake Source Cooling (“LSC”) systems. Our geographical markets are tropical and subtropical regions of the world for OTEC, SWAC, and LSC, and worldwide markets for SWAC and LSC. We also intend to develop projects for renewable power generation, desalinated water production, and air conditioning using our proprietary technologies designed to extract energy from the temperature differences between warm surface water and cold deep water. In addition, our projects provide ancillary products such as potable/bottled water and high-profit aquaculture, mariculture, and agriculture opportunities. To date, we have not completed any projects, however we are present developing a project in the South Pacific under a contract with the U.S. Department of Defense. Our website is OTECorporation.com.

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

•

Seawater Air Conditioning, known in the industry as SWAC, plants are designed to use cold water from ocean depths to provide air conditioning for large commercial buildings or other facilities. This same technology can also use deep cold water from lakes, known as Lake Source Cooling or LSC.

Both OTEC and SWAC/LSC systems can be engineered to produce desalinated water for potable, agricultural, and fish farming/aquaculture uses.

We expect to use our technology to develop OTEC and SWAC/LSC systems for various applications for potential customers in tropical and subtropical regions, the U.S. Department of Defense, and the U.S. Department of Agriculture. We hope to one day facilitate the development of living communities by creating an ecologically sustainable “OTEC EcoVillage” powered by 100% fossil-fuel-free electricity.

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

Our Technology

OTEC is a self-sustaining energy source, with no supplemental power required to generate continuous (24/7) electricity. It works by converting heat from the sun, which has warmed ocean surface water, into electric power, and then completing the process by cooling the plant with cold water from deep in the ocean. The cold water can also be used for very efficient air conditioning and desalinated to produce fresh potable water. OTEC has worked in test settings with a natural temperature gradient of 20 degrees Celsius or greater in the ocean. We believe OTEC can deliver sustainable electricity in tropical and subtropical regions of the world at rates approximately 20-40% lower than typical costs for electricity produced by fossil fuels in those markets.

Technology advancements have significantly reduced the capital costs of OTEC to make it competitive compared to traditional energy sources. Technology advancements include larger diameter seawater pipes manufactured with improved materials, increased pumping capabilities from OTEC depths, better understanding of material requirements in the deep ocean environment, more experience in deep water pipeline and cable installation techniques, and more accurate sea bottom mapping technology, which is required for platform positioning and pipe installation. The cold-water pipes at a demonstration site in Hawaii have been in continuous operation for over 20 years, and the technology has undergone significant improvements since the Hawaiian installation. Our Senior OTEC Scientist, Dr. Luis Vega, was the Program Manager for the Department of Energy-funded demonstration OTEC system designed and built at the Natural Energy Laboratory of the Hawaii Authority.

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

Combined-cycle natural gas plants typically need to be capable of generating several hundred MWs to attain the lower-cost, per-kilowatt installed values that make these plants economically feasible. Tropical locations do not have large enough grids and market demand to make that plant size reasonable. Further, tropical locations frequently do not have domestic fuel supplies, requiring fuel to be imported. In order to import natural gas, it must be liquefied for shipment and then vaporized at the location. There are initial cost and public safety concerns with such facilities. In addition, gas-fired plants emit undesirable nitrogen oxide, carbon dioxide, and volatile organic compounds.

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

OTEC’s power price, determined almost entirely by the amortization of its initial cost, is a protection against inflation and rising interest rates, which greatly affect coal and oil. Customers in our target markets currently pay significantly more for power from coal and oil-fueled power plants than comparable populations. Additionally, imported fuels are subject to price volatility, which directly impacts the cost of electricity and adds operating risk during a plant’s life. The fuel handling to allow for shipping, storage, and local transport is expensive, a potential source of damaging fuel spills, and a basis for environmental concerns. Fossil-fuel plants create pollution, emit carbon dioxide, and are visually unappealing, which is of particular concern in tropical areas renowned for their clear, pristine air and beauty. We believe that an OTEC plant can reduce power costs for these markets by up to 40%, compared to their current electrical costs, and when revenues from fresh drinking water, aquaculture, and agriculture production are considered, the justification is even more compelling.

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

Over the past 15 years, there have been substantial changes in many areas that have now made the commercialization of OTEC a reality, influenced by the frequently changing and unpredictable price of oil and the effects of climate change leading to violent weather patterns and drought conditions around the world. These developments have increased attention and interest in OTEC in the commercial sector and among candidates. With OTEC power, customers can decouple the price of electricity from the price of oil, combat the effects of climate change, and reduce greenhouse gases escaping into the atmosphere.

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

We expect that we will encounter increasing competition for OTEC and SWAC/LSC plants. Other firms with greater financial and technical resources are focusing on the commercialization of these technologies. Our competitors may benefit from collaborative relationships with countries, including a large number of Caribbean nations, that now have renewable-energy standards and are seeking ways to reduce their carbon footprints, decouple the price of electricity from the volatile price of oil, and increase energy security. Other competitors may have advantageous relationships with authorities such as Hawaii, U.S. territories, and the U.S. Department of Defense, which are considering OTEC as a possible source of renewable energy and water for drinking, fish farming, and agriculture.

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

We anticipate that project returns will be comprised of two components. First, as the project developer, we will seek a lump-sum payment as a development fee at the time of closing the project financing for each project. These payments will be allocated toward reimbursement of development costs and perhaps a financial return at the early stage of each project. The development fee will vary, but initially we will seek a fee of approximately 3% of the project cost, payable upon closing the project financing. Second, we expect to retain a percentage of equity in the project, with a goal to retain a minimum of 51% of the equity in any OTEC project in order to participate in operating revenues.

We will seek revenue from OTEC plants from contract pricing charged on an energy-only price per kilowatt-hour (“kWh”) or on the basis of a generating capacity payment priced per kilowatt per month and an energy usage price per kWh. In many of the countries of the world where we intend to build OTEC and SWAC/LSC plants, potable water is in short supply, and in some locations, water is even considered the more important commodity. Depending on where the plant is built, in addition to revenue from power generation, supplying water for drinking, fish farming, and agriculture would significantly increase plant revenue.

We cannot guarantee that we will be able to maintain the revenue points outlined above, that any fees received will offset development costs, or that any operating plant will generate revenue.

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

Our Construction and Components

Once we have designed the system, we will review the design with our engineering, procurement, and construction partners to maximize the likelihood that the project can be delivered according to plan and on budget. We expect our construction contracts to be at a fixed price and to include penalties if the construction timetable is missed.

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

Material Regulation

Our business and products are subject to significant regulation. However, because we contemplate offering our products and services in different countries, the specific nature of the regulatory requirements will be wholly dependent on the nation where the project will be located and the national, state, and local regulations that apply at that location. In all cases, we expect the level of regulation will be material and will require significant permitting and ongoing compliance during the life of the project.

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

Facilities

Our principal executive offices are located at. 3675 Market Street, Suite 200, Philadelphia, Pennsylvania 19104. We also maintain a small office in Lancaster, Pennsylvania, pursuant to a lease with a company controlled by our chief executive officer. Our telephone number at that address is (717) 299-1344.

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

History

Tetridyn Solutions, Inc. was incorporated in Nevada on May 22, 2006. TetriDyn provided technology and data integration solutions to businesses. In May 2017, Tetridyn changed its name to Ocean Thermal Energy Corporation and merged with and acquired Ocean Thermal Energy Corporation, a Delaware corporation formed in 2006. Since then, we have focused on developing OTEC and SWAC/LSC technology.

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

The report of our auditors on our consolidated financial statements for the years ended December 31, 2025 and 2024, as well as for prior years, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

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

Existing convertible obligations and legacy debt may result in future dilutive equity issuances.

The Company currently has outstanding indebtedness that is convertible into shares of the Company’s common stock. Some of this debt is associated with legacy financing arrangements entered into to support the Company’s operations and development activities during earlier phases of its growth. In certain circumstances, holders of these instruments may elect to convert amounts owed into shares of common stock in accordance with the terms of the underlying agreements. The potential issuance of additional shares upon conversion of these instruments may result in dilution to existing stockholders and could create an overhang of potential share issuances that may affect the market price or volatility of the Company’s common stock.

Management is actively engaged in ongoing discussions with certain creditors and stakeholders regarding potential restructurings, settlements, refinancing arrangements, or conversions that could better align creditor interests with the long-term growth of the Company. The Company has historically sought, and may continue to seek, to address such obligations through negotiated restructurings, settlements, or other capital structure adjustments. In some circumstances, the conversion of indebtedness into equity may reduce cash repayment obligations and strengthen the Company’s balance sheet. The Company continues to evaluate opportunities to simplify its capital structure over time. However, until such obligations are fully resolved, they will continue to represent a potential source of dilution and financial risk that could adversely affect the Company’s financial condition, results of operations, or the market value of its common stock.

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

Russia’s military intervention in Ukraine and the US-Israel war on Iran have created substantial political and economic disruption, uncertainty, and risk.

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

Ongoing geopolitical instability in the Middle East, including the US-Israel war on Iran and heightened regional tensions, may contribute to volatility in global financial and energy markets and disrupt international trade and transportation routes. Escalation of hostilities, sanctions, or other governmental actions could adversely affect global economic conditions, commodity prices, and supply chains. Although the Company does not currently conduct material operations in the affected region, prolonged instability could indirectly impact the Company through broader macroeconomic effects, including fluctuations in energy prices, shifts in government policy or spending priorities, and disruptions affecting international markets.

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

We are proposing a financial model for the development of individual projects that includes development financing provided by us, construction financing provided by equity investors in the specific projects, and project debt financing; the payment of a development fee to us at the time of construction; and continuing equity participation by us throughout the plant’s operation. We have not used this model in the financing or completion of any plant, and we cannot assure that the financial model and, therefore, the anticipated financial return to us will be acceptable to parties that might provide the requisite external capital.

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

In order to successfully obtain debt financing for OTEC facilities, we must find engineering, procurement, and construction contractors willing to enter into fixed-price contracts at a price that is economically viable for us. Based on our preliminary discussions, we believe that engineering, procurement, and construction contractors may be willing to consider fixed-price arrangements for up to 10-MW OTEC facilities, but we have not yet discussed performance risk guarantees for OTEC plants greater than 10 MWs. The cost of construction for larger OTEC power systems may vary considerably, and these variances could include increased costs for construction, design, and component procurement. As we gain more experience, we may improve upon efficiencies and accuracy in pricing. Failure to procure engineering, procurement, and construction contractors willing to perform fixed-price contracts on facilities that produce more than 10 MWs may have a material adverse effect on our operations.

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

We may not successfully manage growth.

We intend to continue to develop the projects in our pipeline of opportunities and to construct and operate plants as we deem warranted and as we are able to finance. This is an ambitious growth strategy. Our growth and future success will depend on the successful completion of the expansion strategies and the sufficiency of demand for our energy products. The execution of our expansion strategies may also place a strain on our managerial, operational, and financial reserves. Should we fail to effectively implement our expansion strategies or should there be insufficient demand for our products and services, our business operations, financial performance, and prospects would be adversely affected.

There will likely be a single or limited number of power purchasers from each plant, so we will be dependent on their economic viability and stability and continued operations.

We expect that any plant that we operate will provide power, cooling, desalinated water, or other products to a few or a limited number of key power purchasers that will use the power for specific commercial enterprises, such as resorts, manufacturing or processing plants, or similar large-scale operations. Accordingly, our ability to sell power and other outputs will be dependent on the economic viability of these purchasers. If one or more key purchasers were to fail, we would be required to obtain alternative purchasers for our power and other outputs, and there may be no or a limited number of alternative purchasers in the emerging and developing markets where we anticipate our plants may be located. Accordingly, a failure of an output purchaser may result in the failure of our power plant project. We do not anticipate that we will be able to obtain insurance on acceptable terms to protect us against such a loss. Further, our project output purchasers may not comply with contractual payment obligations or may otherwise fail to perform their contracts, and they may have greater economic bargaining power and negotiating leverage as we seek to enforce our contractual rights. To the extent that any of our project power purchasers are, or are controlled by, governmental entities, our projects may also be subject to legislative, administrative, or other political action or policies that impair their contractual performance. Any failure of any key power purchasers to meet their contractual obligations for any reason could have a material adverse effect on our business and operations.

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

Pursuant to the laws of some jurisdictions where we may develop or operate plants, foreign governmental entities may have the authority to alter the terms of our contractual or financial rights or override the terms of privately negotiated agreements. In extreme circumstances, some foreign governments have taken the step of confiscating private property on the assertion that such action is necessary in the public interest of the country. If this were to occur, we may not be compensated fairly or at all. We cannot assure that we have complied, and will comply, with all the terms and obligations imposed on us under all foreign laws to which one or more of our operations and assets may be subject.

Our operations will require our compliance with the Foreign Corrupt Practices Act.

We must conduct our activities in or related to foreign countries in compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws that generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Enforcement officials interpret the FCPA’s prohibition on improper payments to government officials to apply to officials of state-owned enterprises, including state-owned enterprises with which we may develop or operate projects or to which we may sell plant outputs. While our employees and agents are required to acknowledge and comply with these laws, we cannot assure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these activities may adversely affect our business, performance, prospects, value, financial condition, reputation, and results of operations.

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

Our common stock is quoted on the OTCID Basic Market operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Not being listed on an established securities exchange has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of our company. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Historically, our common stock has been thinly traded, and there is no guarantee of the prices at which the shares will trade or of the ability of stockholders to sell their shares without having an adverse effect on market prices.

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

We have not paid dividends on our common stock to date, and we do not expect to be in a position to pay dividends in the foreseeable future. Our ability to pay dividends depends on our ability to successfully develop our OTEC business and generate revenue from future operations. Further, our initial earnings, if any, will likely be retained to repay debt and finance our growth. Any future dividends will depend upon our earnings, our then-existing financial requirements, and other factors and will be at the discretion of our board of directors.

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

We did not timely file our annual report for 2024 and our quarterly reports for the first, second and third quarters of 2025. As a result, the OTC had identified the Company as delinquent in its SEC filings and our stock is only eligible to trade for unsolicited orders. Although we have made our delinquent filings but cannot guarantee that we will be able to remain current in our filings, which would limit the public information available about the Company and negatively impact the liquidity and trading price of our stock.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to a failure to maintain an effective control environment, failure of segregation of duties, failure of entity-level controls, and our sole executive’s access to cash.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We store and transmit data, including sensitive and nonpublic data regarding our company, employees, and counterparties. Given our limited size, resources and operations, we believe we have appropriate processes in place, as well as appropriate physical and administrative controls, to allow oversight and identification of cybersecurity threats to our operations. The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems. Several information systems are software applications provided by third parties. Using a combination of in-house expertise and third party providers, we monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data.

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

To date, we have not been materially affected by cybersecurity incidents and believe our exposure to such a threat is comparatively low.

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

Cybersecurity Governance and Expertise

We are subject to cybersecurity risk management and disclosure requirements under Regulation S-K Item 106(c). The Company has implemented a comprehensive cybersecurity program designed to identify, assess, and mitigate material risks from cybersecurity threats.

In support of these requirements, the Company has achieved certification under the Department of Defense’s Cybersecurity Maturity Model Certification (CMMC) Level 2 framework, demonstrating compliance with current cybersecurity standards applicable to defense contractors. This certification reflects the Company’s adherence to established controls for protecting Controlled Unclassified Information (CUI) and maintaining robust information security practices.

Oversight of cybersecurity risk is conducted at the Board and senior management levels. The Company benefits from leadership with experience in defense, infrastructure, and mission-critical systems, which informs its approach to cybersecurity risk management, resilience planning, and regulatory compliance. Management regularly reports to the Board regarding cybersecurity posture, risk exposure, and ongoing compliance efforts.

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

As previously disclosed, on February 10, 2012, DCO Energy, LLC (“DCO”) loaned the Company $1.0 million pursuant to a loan agreement and cognovit promissory note. We had not paid the DCO loan in full when due, and DCO had previously granted payment extensions to the Company. However, on January 21, 2026, DCO filed a suit titled DCO Energy, LLC v. Ocean Thermal Energy Corporation, Case Number: 2026-NO-000335, in the Court of Common Pleas of York County, Pennsylvania, and obtained a confession of judgement for approximately $2.5 million representing principal, interest and fees. On February 27, 2026, we signed a settlement agreement with DCO to resolve the dispute. Pursuant to the settlement agreement we agreed to pay DCO $126,266 for a previously disputed invoice for subcontracted design services performed by DCO in connection with the Company’s U.S. Army project at Kwajalein Atoll. DCO agreed to a forbearance and loan extension agreement for the outstanding loan obligations and to withdraw the judgement without prejudice. We made the required payment on March 3, 2026, and each party mutually released the other from any claims related to the invoice and the project. The settlement agreement did not extinguish the underlying loan obligation, and DCO retains the ability, subject to the terms of the forbearance arrangement, to pursue remedies in the event of future default, including the potential re-entry of judgment. We believe that the settlement allowed us to resolve outstanding disputes and continue pursuing our business objectives.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2025. We have repaid $260,000, and the balance at December 31, 2025, was $115,000, with accrued interest of $113,999 at December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCID Basic Market operated by the OTC Markets Group, Inc., under the ticker symbol “CPWR.” Because we were delinquent in our SEC filings for most of 2025, our shares were only eligible to trade for unsolicited customer orders, not proprietary broker-dealer quotations. The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock per quarter as reported by the OTC Markets. All quoted prices reflect interdealer prices without retail mark-up, mark-down, or commission, adjusted to account for past stock splits, and may not necessarily represent actual transactions:

	Low	High
Year Ended December 31, 2025
Fourth Quarter	$0.0001	$0.0209
Third Quarter	$0.0001	$0.0220
Second Quarter	$0.0001	$0.0010
First Quarter	$0.0001	$0.0010

Year Ended December 31, 2024
Fourth Quarter	$0.0001	$0.0100
Third Quarter	$0.0012	$0.0110
Second Quarter	$0.0062	$0.0333
First Quarter	$0.006200	$0.0350

On March 15, 2026, the closing price per share of our common stock as quoted on the OTC marketplace was $0.0076. As of March 15, 2026, there were approximately 1,550 stockholders of record of our common stock.

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

Equity Compensation Plan

We do not have any securities authorized under equity

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and operating results should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans, and expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this report. Our fiscal quarters end on March 31, June 30, September 30, and December 31, and our current fiscal year ended on December 31, 2025.

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

Although we have generated only limited revenue since inception, we are transitioning from research and development to contract execution and revenue-generating power purchase agreements. We continue to rely on external funding to support operations, project development, and corporate initiatives, including a planned NYSE uplisting. There can be no assurance that such funding will be available or that it can be obtained on acceptable terms or that we will successfully uplist .

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, the Company recognized revenue of $3,013,875 compared to $-0- for the previous year. The increase is solely due to the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the year ended December 31, 2025, we had  $2,424,943 of direct cost of contracts compared to $-0- for the previous year. The increase is solely due to costs incurred to service the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the year ended December 31, 2025, we had salaries and compensation of $197,424, compared to salaries and compensation of $925,553 during 2024, a decrease of 79%, primarily due to the allocation of costs to cost of contracts and management’s continued cost cutting efforts for areas which are not specific to the fulfilment of the Kwajalein Atoll contract.

During the years ended December 31, 2025, and 2024, we recorded professional fees of $491,917 and $534,789, respectively, a decrease of 8%. An increase in legal, audit and accounting fees incurred related to bringing our delinquent SEC filings current was offset by decreases in other areas, as the Company has had less activities requiring the use of professionals during the period which were not specific to fulfilling the Kwajalein Atoll contract.

We incurred general and administrative expenses of $71,694 during the year ended December 31, 2025, compared to $116,268 for 2024, a decrease of 38% due to the allocation of costs to cost of contracts and multiple factors associated with management cost reduction efforts for ancillary services not directly related to the fulfilment of the Kwajalein Atoll contract.

Our interest expense was $2,872,050 for the year ended December 31, 2025, compared to $2,504,722 for 2024, an increase of 15%. This change was due to increased debt and higher interest rates on defaulted notes payable.

There was $54,440 debt discount amortization for the year ended December 31, 2025, compared to $2,245 for the previous year. The increase is due to new notes payable entered into during the period.

There was an increase in the fair value of the derivative liability of approximately $66 million during the year ended December 31, 2025, compared to a $2,868,111 decrease for 2024, a 2,409% increase. This change results primarily from the increase in the market value of our common stock in 2025 compared to 2024.

We recognized gain on conversion of notes payable of $11,898 during the year ended December 31, 2025, compared to a gain of $30,303 in the 2024 period. This change is primarily driven by changes in the market value of our common stock which was used to settle outstanding notes payable during the period.

Our operations used net cash of $93,395 in 2025, as compared to $562,627 in the prior year. The decrease in cash used was primarily the result of an increase in the change in accounts payable and accrued expenses and a decrease in loss, after adjusting for noncash activities, partially offset by an increase in accounts receivable related to the Kwajalein Atoll contract.

Financing activities provided cash of $480,920 for our operations during the year ended December 31, 2025, as compared to providing cash of $463,620 in the prior year. During the years ended December 31, 2025, and 2024, we received cash proceeds from the sale of common and preferred stock and issuance of notes payable which was the primary financing activity during the period.

Liquidity and Capital Resources

At December 31, 2025, our principal source of liquidity consisted of $403,667 of cash, as compared to $16,142 of cash at December 31, 2024. At December 31, 2025, we had negative working capital (current assets minus current liabilities) of $113,330,567. In addition, our stockholders’ deficit was $113,401,127 at December 31, 2025, compared to stockholders’ deficit of $44,551,904 at the end of 2024. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses from operations and have an accumulated deficit. Our ability to continue our operations as a going concern is dependent on the success of management’s plans, which include raising capital through debt and/or equity markets until such time that revenue provided by operations is sufficient to fund working capital requirements. We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have no significant contractual obligations or commercial commitments not reflected on our balance sheet as of this date.

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our consolidated financial statements for the year ended December 31, 2025. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The Company’s primary source of revenue is a long-term fixed-price contract to provide engineering and technical development services related to the design and delivery of a renewable energy system.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2025, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

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

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the following material weaknesses identified by management:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of December 31, 2025:

Name	Age	Position
Jeremy P. Feakins	72	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary/Treasurer
Peter H. Wolfson	61	Director
Antoinette K. Hempstead	61	Director

Jeremy P. Feakins has served as chairman of our board and our chief executive officer, chief financial officer, and secretary/treasurer since March 2015. Mr. Feakins has over 40 years of experience as an entrepreneur and investor, having founded two technology-based companies. Between 1990 and 2006, Mr. Feakins was the chairman and chief executive officer of Medical Technology & Innovations, Inc. (MTI), a developer and manufacturer of a microprocessor-based, vision-screening device and other medical devices located in Lancaster, Pennsylvania. In 1996, he managed the public listing of MTI on the over-the-counter markets and subsequently structured the sale of the rights to MTI’s vision-screening product to a major international eyewear company. Between 1998 and 2006, he was a managing member of Growth Capital Resources LLC, a venture capital company located in Lancaster, Pennsylvania, where he successfully managed the public listings for four small companies on the over-the-counter market. Between 2005 and 2008, he served as executive vice chairman and member of the board of directors of Caspian International Oil Corporation (OTC: COIC), an oil exploration and services company located in Houston, Texas, and Almaty, Kazakhstan, and managed its public listing. Since 2008, Mr. Feakins has been the chairman and managing partner of the JPF Venture Fund 1, LP, a venture capital company located in Lancaster, Pennsylvania, focused on companies involved with humanitarian and/or sustainability projects. Since 2014, Mr. Feakins has been chairman and chief executive officer of JPF Venture Group, Inc., which provides strategic and operational business assistance to start-up, early-stage, and middle-market high-growth businesses and is a principal stockholder of our stock. Mr. Feakins graduated from the Defense College of Logistics and Personnel Administration, Shrivenham, United Kingdom, and served seven years in the British Royal Navy. He is a member of the Institute of Directors in the United Kingdom and the British American Business Council in the United States. Based on his background in the technology industry and his financial and management background, the board of directors has concluded that Mr. Feakins is qualified to serve as a director.

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

Committees of the Board

Due to the small size of our board of directors, we currently do not have nominating, compensation, or audit committees or committees performing similar functions, and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to our directors and officers (including our chief executive and financial officer). Our code of ethics is reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct; (2) full and accurate disclosure in reports that we file with the SEC; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to our chief compliance officer; and (5) accountability for adherence to the code. Our code of ethics is filed as an exhibit to this annual report.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the ability of our directors, officers and employees to purchase, sell or dispose of stock or other securities of the Company. Under the policy, our board members and executive officers are only permitted to trade in our stock during prescribed “open window” periods and generally only after obtaining pre-clearance for the transaction. Our insider trading policy is filed as an exhibit to this annual report. None of our directors or executive officers traded our shares or related securities, or entered into an arrangement to trade our securities, in 2025.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2025 and 2024, the dollar value of all cash and noncash compensation earned by Jeremy P. Feakins, our principal executive officer, or PEO, and our only executive officer in 2025 and 2024:

						Non-Equity	Non-Qualified	All
						Incentive	Deferred	Other
	Year Ended	Salary(1)	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation(2)	Total
Name and Principal Position	December 31,	$	$	$	$	$	$	$	$
Jeremy P. Feakins	2025	604,793	-	-	-	-	-	20,808	625,601
Principal Executive Officer
Principal Financial Officer	2024	587,748	-	-	-	-	-	23,598	611,346

(1)	For the fiscal year ended December 31, 2025, $525,626 of Mr. Feakins’ salary was accrued, but unpaid. For 2024, all of Mr. Feakins’ salary was accrued, but unpaid.
(2)	Represents health care premiums of $7,128 in 2025 and $9,918 in 2024, and an automobile allowance of $13,680 in both years.

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

Effective January 1, 2023, the board of directors approved an increase in Mr. Feakins’ annual salary for 2023 to $568,422 from $454,738. Pursuant to the terms of the contract and board of directors approval, Mr. Feakins’ annual salary was increased to $587,748 for 2024 and to $604,793 for 2025. Mr. Feakins has agreed to defer substantially all payment to permit the Company to conserve cash.

Outstanding Equity Awards at Fiscal Year-End

No stock option awards were outstanding as of December 31, 2025, for any executive officer. Because the Company does not have an equity plan providing for the issuance of stock options, we do not have policies and practices addressing the timing of option awards in relation to the disclosure of  material nonpublic information by the Company.

Director Compensation

For 2025, our non-employee directors earned the following:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antoinette Hempstead	40,000	-	-	-	-	-	40,000

Peter H. Wolfson	40,000	-	-	-	-	-	40,000

All 2025 director fees were accrued but unpaid at December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2026, the name and shareholdings of: each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently outstanding; each of our named executive officers and director; and the shareholdings of all executive officers and directors as a group. Unless indicated otherwise in the footnotes, each person named below has, to the best of our knowledge, sole voting and investment power with respect to all shares of common stock shown as beneficially owned by each person:

			Common
			Stock
		Voting	Underlying
	Common	Preferred	Convertible		Percent of
Name and Address of Beneficial Owner(1)	Stock	Stock(3)(4)	Securities	Total	Class(2)
Directors and Named Executive Officers:
Jeremy Feakins (4)	7,253,374	102,200,000	10,919,075	120,372,449	39.7%
Antoinette Hempstead (5)	114,925	-	1,000,000	1,114,925	*
Peter H. Wolfson (6)	1,396,442	-	2,903,179	4,299,621	2.2%
All directors and executive officers as a group (3 persons)	8,764,741	102,200,000	14,822,254	125,786,995	41.0%

5% Shareholders
Michael D. Stauch (7)	-	40,800,000	4,250,000	45,050,000	19.2%
Paula Vitz (8)	1,144,749	13,400,000	812,500	15,357,249	7.5%
Joseph Layman (9)	1,987,128	8,000,000	1,875,000	11,862,128	5.9%
Gil Lyons (10)	1,000,000	11,200,000	-	12,200,000	6.1%

* Less than 1%

(1)	3675 Market Street, Suite 200, Philadelphia PA 19104, is the address for all stockholders in the table.

(2)	Based on 190,012,124 shares of common stock issued and outstanding as of March 15, 2026.

(3)	Each share of Series D Preferred stock is convertible into 200,000 shares of common stock. Each share of Series D Preferred Stock votes with common stock on an as-if converted basis

(4)

Includes 6,888,943 shares of common stock owned of record by Jeremy P. Feakins and 364,431 shares of common stock owned of record by JPF Venture Group, Inc., which is an investment entity that is majority-owned and controlled by Mr. Feakins and, as such, is deemed to be beneficially owned by him. Also includes 5,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2026, and 5,919,075 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2026. Also includes 511 shares of Series D Preferred Stock, which is convertible into 102,200,000 shares of common stock (but not within 60 days of March 15, 2026) and votes with common stock on an as-if converted basis.

33

(5)

Includes 226 shares of common stock owned of record by Antoinette Hempstead and 114,699 shares of common stock owned of record by A.R. Hempstead Revocable Trust, which is owned and controlled by Ms. Hempstead and, as such, is deemed to be beneficially owned by her. Also includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2026.

(6)

Includes 1,000,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from February 28, 2026, and 1,903,179 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2026.

(7)

Includes 4,250,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2026. Also includes 204 shares of Series D Preferred Stock, which is convertible into 40,800,000 shares of common stock (but not within 60 days of March 15, 2026) and votes with common stock on an as-if converted basis.

(8)

Includes 312,500 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2026, and 500,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2026. Also includes 67 shares of Series D Preferred Stock, which is convertible into 13,400,000 shares of common stock (but not within 60 days of March 15, 2026) and votes with common stock on an as-if converted basis.

(9)

Includes 625,000 shares of our common stock issuable upon conversion of preferred stock within 60 days from March 15, 2026, and 1,250,000 shares of our common stock issuable upon conversion of notes within 60 days from March 15, 2026. Also includes 40 shares of Series D Preferred Stock, which is convertible into 8,000,000 shares of common stock (but not within 60 days of March 15, 2026) and votes with common stock on an as-if converted basis.

(10)

Includes 56 shares of Series D Preferred Stock, which is convertible into 11,200,000 shares of common stock (but not within 60 days of March 15, 2026) and votes with common stock on an as-if converted basis.

Equity Compensation Plan Information

The employment agreement of Jeremy Feakins, our chief executive officer,  provides that the Company will issue to Mr. Feakins 500,000 shares of common stock for each Company project that generates $25 million or more revenue to us. The employment agreement was not approved by the Company’s shareholders. The Company has no other equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

In May 2023, we entered into a month-to-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities in Lancaster, Pennsylvania. For the years ended December 31, 2025 and 2024, rent expense was $17,200 and $15,200, respectively.

For the years ended December 31, 2025 and 2024, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2025 and 2024, we recorded expense of $146,995 and $135,378, respectively, to this company. At December 31, 2025 and 2024, we had a payable to the entity of $1,400 and $24,200, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,364,032 and $1,142,539 at December 31, 2025 and 2024, respectively.

During each of the years ended December 31, 2025 and 2024, we repaid $1,080 in net working capital advances from OZ Fund, Inc., a company controlled by Mr. Feakins. During the year ended December 31, 2025, we repaid $20,500 in net working capital advances from Epaphus Global Energy LLC, a company controlled by Mr. Feakins.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $10,000 of notes and $2,047 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $169, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2025.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by Victor Mokuolu, CPA PLLC our independent registered public accounting firm for our 2025 and 2024 fiscal years:

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$60,000	$97,500
Total Fees	$60,000	$97,500

_______________

(1)

Includes fees for: (i) audits of our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024; (ii) review of our interim period financial statements for fiscal years 2025 and 2024; and (iii) fees related to services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. All audit-related services must be preapproved by the board of directors. There were no audit-related services in 2025 or 2024.

Tax Services. The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC’s rules and guidance. The board of directors must specifically approve all other tax services. There were no tax services in 2025 or 2024.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services. There were no other services in 2025 or 2024.

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

Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.53	Loan Agreement, Promissory Note, and Warrant to Purchase up to 200,000 Shares of Common Stock between Ocean Thermal Energy Corporation and Mart Inn, Inc., dated December 22, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019

10.54	Loan Agreement, Promissory Note, and Warrant to Purchase up to 100,000 Shares of Common Stock between Ocean Thermal Energy Corporation and James G. Garner, Jr., dated December 26, 2014	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.55	Promissory Note dated April 17, 2015, with extensions	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.56	Promissory Note dated October 20, 2016, to Peter Wolfson	Incorporated by reference from the Current Report on Form 8-K filed October 20, 2016.
10.57	Promissory Note dated December 21, 2016, to JPF Venture Group	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.58	Promissory Note dated March 9, 2018, to Jeremy P. Feakins & Associates, LLC	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.59	Loan Agreement and Promissory Note with JPF Venture Group, Inc., dated November 6, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.60	Form of Bridge Loan, Warrant, and Promissory Note for December 2018, together with schedule of investors	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019.
10.61	Replacement Convertible Promissory Note to L2 Capital, LLC, dated December 14, 2018	Incorporated by reference from the Annual Report for the year ended December 31, 2018, filed March 22, 2019
10.62	Form of Loan Agreement made January 2, 2019, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.63	Form of Convertible Loan Agreement with a maturity date of October 31, 2021, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.64	Form of Convertible Loan Agreement with a maturity date of December 31, 2022, between Ocean Thermal Energy Corporation and the lenders identified on the scheduled attached thereto	Incorporated by reference from the Annual Report for the year ended December 31, 2019, filed March 20, 2020
10.65	Stock Purchase Agreement between Ocean Thermal Energy Corporation and Epaphus Global Energy, LLC, dated August 23, 2022, and executed August 25, 2022	Incorporated by reference from the Current Report on Form 8-K filed August 29, 2022.
10.66	Addendum to Chief Executive Officer Employment Agreement Effective June 9, 2022	Incorporated by reference from the Quarterly Report for the quarter ended September 30, 2022, filed November 8, 2022
10.67	Philadelphia lease agreement	Incorporated by reference from the Annual Report for the year ended December 31, 2024, filed October 27, 2025
10.68	Grant Street, Lancaster PA lease agreement	Incorporated by reference from the Annual Report for the year ended December 31, 2024, filed October 27, 2025

10.69	Professional Services Agreement with Johnson Controls Government Services, LLC, executed January 7, 2025, effective as of December 17, 2024	Incorporated by reference from the Current Report on Form 8-K filed January 14, 2025.

Item 14	Code of Ethics
14.01	Ocean Thermal Energy Corporation Code of Ethics and Business Conduct	Incorporated by reference from the Annual Report for the year ended December 31, 2024, filed October 27, 2025
Item 19	Insider Trading Policies and Procedures
19.01	Ocean Thermal Energy Corporation Insider Trading Policy	Incorporated by reference from the Annual Report for the year ended December 31, 2024, filed October 27, 2025
Item 21	Subsidiaries of the Registrant
21.01	Schedule of Subsidiaries	Incorporated by reference from Post-Effective Amendment No. 1/A to the Registration Statement on Form S-1 (Amendment No. 1) filed January 10, 2019
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
Item 101	Interactive Data Files***
101.INS	XBRL Instance Document	This filing
101.SCH	XBRL Taxonomy Extension Schema	This filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing

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

OCEAN THERMAL ENERGY CORPORATION

Dated: March 23, 2026	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Principal Executive Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy P. Feakins	Director, Chief Executive Officer and Chief	March 23, 2026
Jeremy P. Feakins	Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Peter Wolfson	Director	March 23, 2026
Peter Wolfson

/s/ Antoinette K. Hempstead	Director	March 23, 2026
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Ocean Thermal Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Thermal Energy Corporation and Subsidiary (the “Company”) as of December 31, 2025, and December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flow, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2025, and December 31, 2024, the Company had a net loss of $69,212,016, and $1,185,163, respectively. The Company had an accumulated deficit of $176,478,512 and $107,266,496 for the years ending December 31, 2025, and December 31, 2024, respectively. The Company has not established revenue to cover its operating costs for the next twelve (12) months. The Company’s ability to continue as a going concern is dependent on its ability to increase sales and obtain external funding for the projects under development. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for instruments that result in Derivative Liability

As described in Note 5, Derivative Liability, the Company issued prefunded warrants in conjuction with the purchase of the Company’s common stock. Additionally, the Company issued warrants with convertible features in conjunction with the issuance of convertible notes payable. The Company evaluated the accounting treatment of the conversion features embedded in the convertible notes as well as the warrants issued in connection with the notes payable and common stock purchases. As the Company did not have sufficient authorized common shares available to settle these instruments, the conversion features and related warrants were accounted for as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recorded a derivative liability of $75,688,923 as of December 31, 2025. For the years ended December 31, 2025 and 2024, the Company recognized a loss of $66,210,028 and a gain of $2,868,111, respectively, from the change in fair value of the derivative liability.

Our audit procedures included, but were not limited to (1) a review of the assumptions by management and the guidance from the ASC (2) the derivative calculations, underlying assumptions to arrive at fair value, initial recognition and subsequent measurement at the balance sheet date and (3) the fair value model employed in the derivative calculations.

We have served as the Company’s auditor since 2025.
Houston, Texas March 23, 2026 PCAOB ID: 6774

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$403,667	$16,142
Accounts receivable, trade	1,076,108	-
Prepaid expenses	5,000	5,000
Total Current Assets	1,484,775	21,142

Total Assets	$1,484,775	$21,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expense	$30,472,296	$26,473,157
Contract liabilities	25,851	-
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,633,131	3,638,131
Convertible note payable, net	2,534,665	2,539,665
Advances payable - related party, net	38,808	60,388
Derivative liability	75,688,923	9,423,915
Total Current Liabilities	114,815,342	44,556,926

Convertible notes payable due after one year, net	70,560	16,120
Total Liabilities	114,885,902	44,573,046

Commitments and contingencies (See Note 8)	-	-

Stockholders’ deficit
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding as of December 30, 2025 and 2024, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,400 and 1,400 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 and 190,012,124 shares issued and outstanding as of December 31, 2025 and 2024, respectively	190,013	190,013
Common stock subscribed	447,500	-
Additional paid-in capital	62,521,759	62,521,759
Accumulated deficit	(176,563,219)	(107,266,496)
Total Stockholders’ Deficit	(113,401,127)	(44,551,904)

Total Liabilities and Stockholders’ Deficit	$1,484,775	$21,142

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Revenue	$3,013,875	$-
Direct cost of contracts	2,424,943	-
Gross profit	588,932	-

Operating Expenses
Salaries and compensation	197,424	925,553
Professional fees	491,917	534,789
General and administrative	71,694	116,268
Total Operating Expenses	761,035	1,576,610

Loss from Operations	(172,103)	(1,576,610)

Other Income (Expenses)
Interest expense, net	(2,872,050)	(2,504,722)
Amortization of debt discount	(54,440)	(2,245)
Change in fair value of derivative liability	(66,210,028)	2,868,111
Gain on settlement of derivative liability	11,898	30,303
Total Other Income (Expense)	(69,124,620)	391,447

Loss Before Income Taxes	(69,296,723)	(1,185,163)

Provision for Income Taxes	-	-

Net Loss	$(69,296,723)	$(1,185,163)

Net Loss per Common Share – Basic and Diluted	$(0.34)	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	201,998,151	188,717,318

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of	Par	Number of	Par	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Subscribed	Capital	Deficit	Deficit
Balance December 31, 2023	2,819,952	$2,820	184,370,469	$184,371	$-	$61,962,151	$(106,081,333)	$(43,931,991)
Common stock issued for conversion of note	-	-	5,641,655	5,642	-	163,608	-	169,250
Series D Preferred Stock issued for cash	198	-	-	-	-	396,000	-	396,000
Net Loss	-		-		-	-	(1,185,163)	(1,185,163)
Balance December 31, 2024	2,820,150	2,820	190,012,124	190,013	-	62,521,759	(107,266,496)	(44,551,904)
Common stock subscribed	-	-	-	-	447,500	-	-	447,500
Net Loss	-	-	-	-	-	-	(69,296,723)	(69,296,723)
Balance December 31, 2025	2,820,150	$2,820	190,012,124	$190,013	$447,500	$62,521,759	$(176,563,219)	$(113,401,127)

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(69,296,723)	$(1,185,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	66,210,028	(2,868,111)
Amortization of debt discount	54,440	2,245
Gain on settlement of derivative liability	(11,898)	(30,303)
Changes in assets and liabilities:
Accounts receivable, trade	(1,076,108)
Contract liabilities	25,851	-
Accounts payable and accrued expenses	4,001,015	3,518,705
Net Cash Used In Operating Activities	(93,395)	(562,627)

Cash Flows From Financing Activities:
Repayment of advances from related parties	(21,580)	(1,080)
Repayment of notes payable	-	(1,300)
Common stock subscribed	447,500	-
Proceeds from sale of convertible notes	55,000	70,000
Proceeds from sale of preferred stock	-	396,000
Net Cash Provided by Financing Activities	480,920	463,620

Net increase (decrease) in cash	387,525	(99,007)
Cash at beginning of period	16,142	115,149
Cash at End of Period	$403,667	$16,142

Supplemental disclosure of cash flow information
Cash paid for interest expense	$353,274	$63,753
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial value of derivative liability	$67,895	$56,125
Common stock issued upon conversion of note	$-	$169,250
Note payable converted to common stock	$10,000	$30,747
Accrued interest converted to common stock	$2,047	$-
Derivative liability extinguished upon conversion on note payable	$-	$168,806

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2025 and 2024.

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

Contract assets are recorded when revenue recognized exceeds billings to date (referred to as costs in excess of billings). Contract liabilities are recorded when billings exceed revenue recognized (billings in excess of costs). These amounts are presented separately on the consolidated balance sheets.

Accounts Receivable

Accounts receivable consists of amounts invoiced to customers but not yet collected by the Company. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, expected future losses and current economic trends. Accounts are considered delinquent when payments have not been received within the contractual payment terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of December 31, 2025 and 2024.

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

Management believes the carrying amounts of the short-term financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, notes payable, and other liabilities, reflected in the accompanying balance sheets, approximate fair value at December 31, 2025 and December 31, 2024, due to the relatively short-term nature of these instruments.

We accounted for derivative liability at fair value on a recurring basis under Level 3 at December 31, 2025 and 2024 (see Note 5).

Concentrations

Cash, cash equivalents, and restricted cash are deposited with major financial institutions, and at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2025, cash balances exceeded FDIC insured limits by approximately $154,000 and no balances exceeded FDIC-insured limits at December 31, 2024.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2025 and 2024, as they would be anti-dilutive:

	Years Ended December 31,
	2025	2024
Shares underlying options and warrants outstanding	625,000	570,000
Shares underlying convertible notes outstanding	4,645,582,456	94,698,644,699
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	4,662,894,956	94,715,902,199

 Recent Accounting Pronouncements

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying consolidated financial statements, we had a net loss of $69,296,723 and used $93,395 of cash in operating activities for the year ended December 31, 2025. We had a working capital deficiency of $113,330,567 and a stockholders’ deficit of $113,401,127 as of December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

During January and February 2025, we sold an aggregate of $55,000 of convertible note units with the same terms as those sold in 2024.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $5,000 of notes $5,000 of convertible notes, and $2,047 of related accrued interest.

During the year ended December 31, 2024, $30,747 of notes was converted into 5,641,655 shares of common stock.

The following convertible notes and notes payable were outstanding at December 31, 2025:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2025	2025	2025	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	77,031	-	77,031	-	-	77,031	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,400	-	21,400	-	-	21,400	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,390	-	21,390	-	-	21,390	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	13.00%*	Yes	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	20.00%*	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	20.00%*	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,245,843	-	1,245,843	-	-	1,245,843	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	547,328	-	547,328	-	-	547,328	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	10,000	-	300,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	10,000	-	10,000	-	-	10,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	-	5,000	5,000	-	-	-
(12)	1/4/27	10.00	No	125,000	125,000	54,440	70,560	-	-	-	70,560
(7)	(7)	10.00%	No	625,000	620,000	-	620,000	-	-	620,000	-
				$9,975,598	$8,714,466	$54,440	$8,744,733	$2,421,670	$-	$6,252,503	$70,560

(1)	Maturity date is 90 days after demand.

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

(12)

Notes were issued during November and December of 2024 and January and February of 2025. The Notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027. The Notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the Market Price, which shall be the average closing price of the Company’s common stock on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from the Company-designed and built ocean thermal energy system prior to the Maturity Date, within five business days the Notes will automatically be converted depending on amount of Notes purchased by each holder.

*	Default interest rate.

The following convertible notes and notes payable were outstanding at December 31, 2024:

Date of	Maturity	Interest	In	Original	Principal at December 31,	Discount at December 31,	Carrying Amount at December 31,	Related Party		Non Related Party
Issuance	Date	Rate	Default	Principal	2024	2024	2024	Current	Long-Term	Current	Long-Term
12/01/07	09/01/15	7.00%	Yes	125,000	85,821	-	85,821	-	-	85,821	-
09/25/09	10/25/11	5.00%	Yes	50,000	50,000	-	50,000	-	-	50,000	-
12/23/09	12/23/14	7.00%	Yes	100,000	77,031	-	77,031	-	-	77,031	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,400	-	21,400	-	-	21,400	-
12/23/09	12/23/14	7.00%	Yes	25,000	21,390	-	21,390	-	-	21,390	-
02/03/12	12/31/19	10.00%	Yes	1,000,000	1,000,000	-	1,000,000	-	-	1,000,000	-
08/15/13	10/31/23	13.00%*	Yes	158,334	158,334	-	158,334	-	-	158,334	-
12/31/13	12/31/15	8.00%	Yes	290,000	130,000	-	130,000	-	-	130,000	-
04/01/14	12/31/18	10.00%	Yes	2,265,000	1,067,197	-	1,067,197	1,067,197	-	-	-
12/22/14	03/31/15	22.00%*	Yes	200,000	200,000	-	200,000	-	-	200,000	-
12/26/14	12/26/15	22.00%*	Yes	100,000	100,000	-	100,000	-	-	100,000	-
03/12/15	(1)	6.00%	No	394,380	394,380	-	394,380	394,380	-	-	-
04/07/15	04/07/18	20.00%*	Yes	50,000	50,000	-	50,000	-	-	50,000	-
11/23/15	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
02/25/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
05/20/16	(1)	6.00%	No	50,000	50,000	-	50,000	50,000	-	-	-
10/20/16	(1)	6.00%	No	37,500	12,500	-	12,500	12,500	-	-	-
10/20/16	(1)	6.00%	No	12,500	12,500	-	12,500	12,500	-	-	-
12/21/16	(1)	6.00%	No	25,000	25,000	-	25,000	25,000	-	-	-
03/09/17	(1)	10.00%	No	200,000	177,000	-	177,000	177,000	-	-	-
07/13/17	07/13/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/18/17	07/18/19	6.00%	Yes	25,000	25,000	-	25,000	-	-	25,000	-
07/26/17	07/26/19	6.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
12/20/17	(2)	20.00%*	Yes	979,156	859,156	-	859,156	-	-	859,156	-
11/06/17	12/31/18	10.00%	Yes	646,568	543,093	-	543,093	543,093	-	-	-
02/19/18	(3)	18.00%*	Yes	629,451	1,245,843	-	1,245,843	-	-	1,245,843	-
09/19/18	09/28/21	6.00%	Yes	10,000	10,000	-	10,000	-	-	10,000	-
12/14/18	12/22/18	24.00%*	Yes	474,759	547,328	-	547,328	-	-	547,328	-
01/02/19	(4)	17.00%	No	310,000	310,000	-	310,000	10,000	-	300,000	-
08/14/19	10/31/2021	8.00%	Yes	26,200	26,200	-	26,200	-	-	26,200	-
(5)	10/31/2021	8.00%	Yes	105,000	40,000	-	40,000	5,000	-	35,000	-
(6)	01/02/22	8.00%	Yes	296,750	225,000	-	225,000	15,000	-	210,000	-
(8)	05/12/22	8.00%	Yes	15,000	15,000	-	15,000	-	-	15,000	-
(9)	09/01/22	8.00%	Yes	170,000	155,000	-	155,000	-	-	155,000	-
(10)	08/30/23	8.00%	No	285,000	280,000	-	280,000	5,000	-	275,000	-
(11)	11/30/23	8.00%	No	5,000	5,000	-	5,000	5,000	-	-	-
(12)	1/4/27	10.00	No	70,000	70,000	53,880	16,120	-	-	-	16,120
(7)	(7)	10.00%	No	625,000	625,000	-	625,000	-	-	625,000	-
				$9,920,598	$8,669,466	$53,880	$8,615,586	$2,421,670	$-	$6,177,796	$16,120

(1)	Maturity date is 90 days after demand.

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

We identified conversion features embedded within convertible debt issued. We have determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability. We have elected to account for these instruments together with our warrants and other fixed conversion price instruments as derivative liabilities as we cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. We value the derivative liabilities using the Black-Scholes option valuation model. The derivative liabilities are valued at each reporting date and the change in fair value is reflected as change in fair value of derivative liability.

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value at December 31,	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, December 31, 2025	$75,688,923	$-	$-	$75,688,923
Derivative Liability, December 31, 2024	$9,423,915	$-	$-	$9,423,915

The reconciliation of the derivative liability for the years ended December 31, 2025 and 2024 is as follows:

	For the Years Ended December 31
	2025	2024
Derivative liability as of January 1	$9,423,915	$12,404,707
Addition to derivative instruments	55,000	56,125
Derivative liability extinguished upon conversion of notes payable	(20)	(168,806)
Change in fair value of derivative liability	66,210,028	(2,868,111)
Derivative liability as of December 31	$75,688,923	$9,423,915

The fair value of the derivative liability was estimated using the Black-Scholes option-valuation model. The fair values at the remeasurement dates for our derivative liabilities were based upon the following management assumptions:

	For the Years Ended December 31
	2025	2024
Expected dividends	0%	0%
Expected volatility	400%-877%	118%-912%
Risk free interest rate	3.48%-4.41%	4.07%-5.48%
Expected term (in years)	0.25– 4.76 years	0.25– 5.1 years

The fair value at the remeasurement date is equal to the carrying value on the balance sheet.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock and Common Stock Subscribed

During the year ended December 31, 2025, we entered into stock purchase agreements with a number of investors. The investors agreed to purchase 35,625,000 shares of common stock, and we received aggregate proceeds of $447,500. To date, no shares of common stock have been issued pursuant to these agreements.

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

Series B Preferred Stock – We are authorized to issue 1,250,000 shares of Series B Preferred Stock with a par value of $0.001. These shares will not have voting rights alongside the common stock and each share of Series B Preferred Stock will be convertible into ten shares of our common stock. As of December 31, 2025 and 2024, 518,750 shares of Series B Preferred Stock have been issued.

Series C Preferred Stock – We are authorized to issue 2,700,000 shares of Series C Preferred Stock with a par value of $0.001. These shares are a one-time grant and will have voting rights alongside the common stock. Each share of Series C Preferred Stock will be convertible into five shares of our common stock. As of December 31, 2025 and 2024, 2,300,000 shares of Series C Preferred Stock have been issued.

Series D Preferred Stock (authorized December 31, 2021) – We are authorized to issue 1,400 shares of Series D Preferred Stock with a par value of $0.001. These shares will have voting rights alongside the common stock and each share of Series D Preferred Stock will be convertible into 200,000 shares of our common stock as set forth in the certificate of designation. Each share of Series D Preferred Stock shall be converted automatically upon the effectiveness of a registration statement registering the resale of the common stock to be issued upon the conversion of the Series D Preferred Stock, or at any time following a merger or consolidation of the Corporation with or into an unaffiliated entity or the sale of all or substantially all of the assets of the Corporation to an unaffiliated third party, at the election of the holder. As of December 31, 2025 and 2024, 1,400 shares of Series D Preferred Stock have been issued.

During the year ended December 31, 2024, we issued 198 shares of Series D Preferred Stock for cash proceeds of $396,000.

Warrants and Options

The following table summarizes all options and warrants outstanding and exercisable for the years ended December 31, 2025 and 2024:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2023	500,000	$0.01
Granted	70,000	0.01
Exercised	-	-
Forfeited/expired	-	-
Balance at December 31, 2024	570,000	$0.01
Granted	55,000	0.01
Exercised	-	-
Forfeited/expired	-	-
Balance at December 31, 2025	625,000	$0.01
Exercisable at December 31, 2025	625,000	$0.01

During January and February 2025, we sold an aggregate of $55,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire on December 31, 2029 and have a remaining life of 4 years at December 31, 2025.

During November and December 2024, we sold an aggregate of $70,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants expire on December 31, 2029 and have a remaining life of 4 years at December 31, 2025.

During November 2023 we issued a common stock purchase option to a consultant to purchase 500,000 shares of common stock. The option has an exercise price of $0.01 per share and has a remaining life of 7.9 years at December 31, 2025.

No options or warrants were exercised during the years ended December 31, 2025 and 2024. The options and warrants have an intrinsic value of approximately $4,000 at December 31, 2025.

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2025 and 2024 (computed by applying the U.S. federal corporate tax rate of 21% to income before taxes), as follows:

	2025	2024
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.9)%	(7.9)%
Non-deductible items	27.4%	(79.5)%
Valuation allowance	1.5%	108.4%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	For the Years Ended December 31
	2025	2024
Impairment	$2,358,860	$2,358,860
Accrued Compensation	2,153,147	1,951,296
Operating loss carryforwards	13,413,851	12,735,913
Gross deferred tax assets	17,925,858	17,046,069
Valuation allowance	(17,925,858)	(17,046,069)
Net deferred income tax asset	$-	$-

We have net operating loss carryforwards for income tax purposes of approximately $20.9 million that are available to be offset against future income through 2037. We have net operating loss carryforwards of approximately $26.0 million that can be used indefinitely subject to limitations. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2025. The change in the valuation allowance for the years ended December 31, 2025 and 2024, was an increase of $900 thousand and $1.18 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in legal proceedings and regulatory proceedings arising from its operations. Management established reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. Certain lawsuits, claims and proceedings are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or operation, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

Accrued Salaries and Related Taxes

As of December 31, 2025, the Company has $7,001,790, in accrued payroll attributable to previous periods that has not been paid due to cash flow constraints. It is possible, at a future date, that some or all of this amount may be derecognized and result in a gain on the extinguishment of these liabilities in a future period.

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

On August 22, 2018, Fugro USA Maine, Inc. (“Fugro”), filed suit against us in Fugro USA Marine, Inc. v. Ocean Thermal Energy Corp., Cause No. 2018-56396, in the District Court for Harris County, TX, 165th Judicial District, seeking approximately $500,000 allegedly owed for engineering services provided. On June 23, 2020, a settlement was reached under which we would pay Fugro $375,000 by June 30, 2021. We were unable to pay the remaining balance and therefore entered into a second amendment to the settlement agreement extending the deadline for full payment, with 18% interest per annum, to December 31, 2021. We will continue to make regular monthly payments to Fugro of $10,000 per month, until the balance owed has been paid. We have recorded the amount of accrued legal settlement as of December 31, 2025. We have repaid $260,000 and the balance at December 31, 2025 was $115,000, with accrued interest of $113,999 at December 31, 2025.

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

By mutual consent of the parties, the purchase agreement has not closed as of December 31, 2025, or through the date of filing of this report. As a result, it has not been reflected in these financial statements.

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

Effective January 1, 2023, the board of directors approved an increase in the chief executive officer’s annual salary for 2023 to $568,422 from $454,738. Effective, January 1, 2024, the annual salary was increased to $587,748, based on the increase in the Consumer Price Index. Effective, January 1, 2025, the annual salary was increased to $604,793, based on the increase in the Consumer Price Index.

NOTE 10 – RELATED-PARTY TRANSACTIONS

In May 2023, we entered into a 36-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month, increasing to $1,200 per month on May 1, 2024 and $1,400 per month on May 1, 2025. For the years ended December 31, 2025 and 2024, rent expense was $17,200 and $15,200, respectively.

For the years ended December 31, 2025 and 2024, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the years ended December 31, 2025 and 2024, we recorded expense of $146,995 and $135,378, respectively, to this company. At December 31, 2025 and 2024 we had a payable to the entity of $1,400 and $24,200, respectively.

From time to time, we enter into loans and notes payable with related parties. Refer to Note 4 for details on notes payable and convertible notes payable to related parties.

Accrued interest on related-party notes was $1,364,032 and $1,142,539 at December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we repaid $21,580 in net working capital advances from related parties. During the year ended December 31, 2024, we repaid $1,080 in net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2025.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $10,000 of notes and $2,047 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $169, the fair value of the shares on the date of conversion. The replacement shares have not been issued at December 31, 2025.

NOTE 11 – SUBSEQUENT EVENTS

As previously disclosed, on February 10, 2012, DCO Energy, LLC (“DCO”) loaned the Company $1.0 million pursuant to a loan agreement and cognovit promissory note. We had not paid the DCO loan in full when due, and DCO had previously granted payment extensions to the Company. However, on January 21, 2026, DCO filed a suit titled DCO Energy, LLC v. Ocean Thermal Energy Corporation, Case Number: 2026-NO-000335, in the Court of Common Pleas of York County, Pennsylvania, and obtained a confession of judgement for approximately $2.5 million representing principal, interest and fees.

On February 27, 2026, we signed a settlement agreement with DCO to resolve the dispute. Pursuant to the settlement agreement we agreed to pay DCO $126,266 for a previously disputed invoice for subcontracted design services performed by DCO in connection with the Company’s U.S. Army project at Kwajalein Atoll. DCO agreed to a forbearance and loan extension agreement for the outstanding loan obligations and to withdraw the judgement without prejudice. We made the required payment on March 3, 2026, and each party mutually released the other from any claims related to the invoice and the project.

The settlement agreement did not extinguish the underlying loan obligation, and DCO retains the ability, subject to the terms of the forbearance arrangement, to pursue remedies in the event of future default, including the potential re-entry of judgment. We believe that the settlement allowed us to resolve outstanding disputes and continue pursuing our business objectives. All settlement amounts have been recorded in the financial statements as of December 31, 2025

