Form 10-Q
period 2026-03-31
Ocean Thermal Energy Corp
filed 2026-05-12
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, issuer had 190,012,124 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$166,220	$403,667
Accounts receivable	259,196	1,076,108
Prepaid expenses	5,000	5,000
Total Current Assets	430,416	1,484,775

Total Assets	$430,416	$1,484,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$23,524,128	$23,470,504
Accrued compensation	7,146,821	7,001,790
Contract liabilities	-	25,851
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party, net	117,500	117,500
Notes payable	3,633,131	3,633,131
Convertible note payable, net	2,618,835	2,534,665
Advances payable - related party, net	38,538	38,808
Derivative liability	12,434,498	75,688,923
Total Current Liabilities	51,817,621	114,815,342

Convertible notes payable due after one year, net	-	70,560
Total Liabilities	51,817,621	114,885,902

Commitments and contingencies (See Note 7)	-	-

Stockholders' deficit
Preferred Stock, Series B, $0.001 par value; 1,250,000 shares authorized, 518,750 shares issued and outstanding as of March 31, 2026 and December 31, 2025	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 shares issued and outstanding as of March 31, 2026 and December 31, 2025	190,013	190,013
Common stock subscribed	447,500	447,500
Additional paid-in capital	62,521,759	62,521,759
Accumulated deficit	(114,549,297)	(176,563,219)
Total Stockholders' Deficit	(51,387,205)	(113,401,127)

Total Liabilities and Stockholders' Deficit	$430,416	$1,484,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	2026	2025

Revenue	$403,517	$173,037
Direct costs of contracts	662,984	128,763
Gross Profit (Loss)	(259,467)	44,274

Operating Expenses
Salaries and compensation	64,915	201,955
Professional fees	128,801	82,618
General and administrative	34,489	6,505
Total Operating Expenses	228,205	291,078

Loss from Operations	(487,672)	(246,804)

Other (Expenses) Income
Interest expense, net	(739,221)	(655,809)
Amortization of debt discount	(13,610)	(13,610)
Change in fair value of derivative liability	63,254,425	(498,404)
Gain on conversion of debt	-	11,898
Total Other (Expense) Income	62,501,594	(1,155,925)

Income (Loss) Before Income Taxes	62,013,922	(1,402,729)

Provision for Income Taxes	-	-

Net Income (Loss)	$62,013,922	$(1,402,729)

Net Income (Loss) per Common Share Basic	$0.27	$(0.01)
Net Income (Loss) per Common Share Diluted	$0.00	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic	225,637,124	190,995,457
Weighted Average Number of Common Shares Outstanding Diluted	2,432,371,471	190,995,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Common	Additional		Total
	Number of Shares	Par value	Number of Shares	Par value	Stock Subscribed	Paid- in capital	Accumulated Deficit	Stockholders’ Deficit

Balance December 31, 2024	2,820,150	$2,820	190,012,124	$190,013	$-	$62,521,759	$(107,266,496)	$(44,551,904)
Common stock Subscribed	-	-	-	-	95,500	-	-	95,500
Net Loss	-	-	-	-	-	-	(1,402,729)	(1,402,729)
Balance March 31, 2025	2,819,977	$2,820	190,012,124	$190,013	$95,500	$62,521,759	$(108,669,225)	$(45,859,133)
Balance December 31, 2025	2,820,150	$2,820	190,012,124	$190,013	$447,500	$62,521,759	$(176,563,219)	$(113,401,127)
Net Income	-	-	-	-	-	-	62,013,922	62,013,922
Balance March 31, 2026	2,820,150	$2,820	190,012,124	$190,013	447,500	$62,521,759	$(114,549,297)	$(51,387,205)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$62,013,922	$(1,402,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(63,254,425)	498,404
Gain on extinguishment of derivative liability	-	(11,898)
Amortization of debt discount	13,610	13,610
Changes in assets and liabilities:
Accounts receivable	816,912	(539,200)
Contract liabilities	(25,851)	366,163
Accounts payable and accrued expenses	198,655	913,743
Net Cash Used In Operating Activities	(237,177)	(161,907)

Cash Flows From Financing Activities:
Advances from related parties	(270)	(270)
Common stock subscribed	-	95,500
Proceeds from issuance of convertible notes	-	55,000
Net Cash (Used In) Provided by Financing Activities	(270)	150,230

Net decrease in cash	(237,447)	(11,677)
Cash at beginning of period	403,667	16,142
Cash at End of Period	$166,220	$4,465

Supplemental disclosure of cash flow information
Cash paid for interest expense	$236,508	$2,521
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial value of derivative liability	$-	$67,895
Note payable converted to common stock	$-	$10,000
Accrued interest converted to common stock	$-	$2,047
Derivative liability extinguished upon conversion of note payable	$-	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation (the “Company” “us” or “we”) is designing ocean thermal energy conversion power plants, seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. We believe these technologies provide practical solutions to mankind’s three oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. The Company plans to provide a clean technology that continuously extracts energy from the temperature differentials between warm surface ocean water and cold deep seawater. In addition to producing electricity, our technology can efficiently desalinate seawater producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption. This cold, deep, nutrient-rich water can also be used to cool buildings and for fish farming or aquaculture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with U. S. generally accepted accounting principles (“GAAP”).

The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 include the accounts of the Company and its wholly owned subsidiary OCEES International Inc. (“OCEES”). Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of amounts invoiced to customers but not yet collected by the Company. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, expected future losses and current economic trends. Accounts are considered delinquent when payments have not been received within the contractual payment terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of March 31, 2026 and December 31, 2025.

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

Contract assets are recorded when revenue recognized exceeds billings to date (contract assets). Contract liabilities are recorded when billings exceed revenue recognized (contract liabilities). These amounts are presented separately on the condensed consolidated balance sheets. There were no contract assets at March 31, 2026 or December 31, 2025.

 Business Segments

We operate in one segment and, therefore, segment information is not presented.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing our net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing our net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2026 and 2025 as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Shares underlying options and warrants outstanding	625,000	625,000
Shares underlying convertible notes outstanding	2,206,734,347	33,387,171,013
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	2,224,046,847	33,404,483,513

Diluted weighted average shares outstanding for the three months ended March 31, 2026 include the shares underlying convertible notes outstanding. A reconciliation of the numerator and denominator of the Company’s earnings per share calculation is not provided as after giving effect to the reversal of the gain from the change in fair value of derivative liabilities the Company would have a net loss.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company’s 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the impact of ASU No. 2024-03 on its disclosures.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss from operations of $487,672 and used $237,177 of cash in operating activities for the three months ended March 31, 2026. Although we had net income for the three months ended March 31, 2026, the income resulted from a non-cash gain on the change in fair value of our derivative liabilities. We had a working capital deficiency of approximately $51 million and a stockholders’ deficiency of approximately $51 million as of March 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an ocean thermal energy conversion (“OTEC”) facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During January and February 2025, we sold an aggregate of $55,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027 (the “Maturity Date”). The Notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the Market Price, which shall be the average closing price of the Company’s common stock on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from the Company-designed and built OTEC system prior to the Maturity Date, within five business days the Notes will automatically be converted depending on the amount of Notes purchased by each holder.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, March 31, 2026	$12,434,498	$-	$-	$12,434,498
Derivative Liability, December 31, 2025	$75,688,923	$-	$-	$75,688,923

The reconciliation of the derivative liability for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,
	2026	2025
Derivative liability as of December 31	$75,688,923	$9,423,915
Addition to derivative instruments	-	55,000
Derivative liability extinguished upon conversion of notes payable	-	(20)
Change in fair value of derivative liability	(63,254,425)	498,404
Derivative liability as of March 31	$12,434,498	$9,977,299

The fair value of the derivative liability was estimated using a Black-Sholes option valuation model. The fair value at the commitment and remeasurement dates for our derivative liabilities were based upon the following significant inputs:

	For the Three Months Ended March 31,
	2026	2025
Expected dividends	0%	0%
Expected volatility	377%-731%	400%-599%
Risk free interest rate	3.68%-3.92%	3.89%-4.32%
Expected term (in years)	0.25– 3.76 years	0.25– 4.76 years

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock and Common Stock Subscribed

During the three months ended March 31, 2025, we entered into stock purchase agreements with a number of investors. The investors agreed to purchase 4,775,000 shares of common stock, and we received aggregate proceeds of $95,500.

As of March 31, 2026, we have entered into stock purchase agreements to purchase 35,625,000 shares and have received aggregate proceeds of $447,500. To date, no shares of common stock have been issued pursuant to these agreements.

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

Accrued Salaries and Related Taxes

As of March 31, 2026, the Company has $7,146,821 in accrued payroll attributable to previous periods that has not been paid due to cash flow constraints. It is possible, at a future date, that some or all of this amount may be derecognized and result in a gain on the extinguishment of these liabilities in a future period.

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

NOTE 8 – RELATED-PARTY TRANSACTIONS

In May 2023, we entered into a 36-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month, increasing to $1,200 per month on May 1, 2024 and $1,400 per month on May 1, 2025. For the three months ended March 31, 2026 and 2025, rent expense was $4,200 and $3,600, respectively.

For the three months ended March 31, 2026 and 2025, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended March 31, 2026 and 2025, we recorded expense of $39,411 and $34,628, respectively, to this company. At March 31, 2026 and December 31, 2025 we had a payable to the entity of $0 and $1,400, respectively.

Accrued interest on related-party notes was $1,418,646 and $1,364,032 at March 31, 2026 and December 31, 2025, respectively.

During each of the three months ended March 31, 2026 and 2025, we repaid $270 of net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at March 31, 2026.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $10,000 of notes and $2,047 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $169, the fair value of the shares on the date of conversion. The replacement shares have not been issued at March 31, 2026.

 NOTE 9 – INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2026 because the income for the period results solely from the change in fair value of derivative liabilities, which is a permanent difference and has no effect on income tax expense.

NOTE 10 – SUBSEQUENT EVENTS

No events have occurred subsequent to March 31, 2026 that would require adjustments to, or disclosure in, the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview

Ocean Thermal Energy Corporation (“we,” “our”, and the “Company”) develops and commercializes renewable energy, desalinated water, and sustainable cooling solutions using its proprietary Ocean Thermal Energy Conversion (OTEC) and Seawater Air Conditioning (SWAC) technologies. These systems extract energy from the natural temperature differential between warm surface water and cold deep ocean water to deliver continuous baseload power and clean water without reliance on fossil fuels. Our solutions are particularly well suited for tropical island communities, coastal military installations, and developing nations where access to reliable energy and freshwater is limited.

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

We are currently executing a $3.5 million U.S. Army engineering and design contract in partnership with Johnson Controls for the U.S. Army Garrison-Kwajalein Atoll and are actively seeking to expand into additional Indo-Pacific markets such as Guam, Diego Garcia, and the Northern Marianas. Our potential project pipeline also includes commercial engagements in the Caribbean and Southeast Asia, including India and Indonesia.

Although we have generated only limited revenue since inception, we are transitioning from research and development to contract execution and revenue-generating power purchase agreements. We continue to rely on external funding to support operations, project development, and corporate initiatives, including a planned NYSE uplisting. There can be no assurance that such funding will be available or that it can be obtained on acceptable terms or that we will successfully uplist.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

During the three months ended March 31, 2026, the Company recognized revenue of $403,517 compared to $173,037 for the first quarter of 2025. The increase is solely due to the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the three months ended March 31, 2026, we had $662,984 of direct cost of contracts compared to $128,763 for the 2025 period. The increase is solely due to costs incurred to service the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the three months ending March 31, 2026, we had salaries and compensation of $64,915, compared to salaries and compensation of $201,955 for the three months ended March 31, 2025, a decrease of 68%, primarily due to the allocation of costs to cost of contracts and management’s continued cost cutting efforts for areas which are not specific to the fulfilment of the Kwajalein Atoll contract.

During the three months ending March 31, 2026 and 2025, we recorded professional fees of $128,801 and $82,618, respectively, an increase of 56%. The increase was primarily related to legal fees related to litigation and audit and accounting fees.

We incurred general and administrative expenses of $34,489 during the three months ending March 31, 2026, compared to $6,505 for the first quarter of 2025, an increase of 430% due to various increases in insurance and other ancillary services not directly related to the fulfilment of the Kwajalein Atoll contract.

Our interest expense was $739,221 for the three months ended March 31, 2026, compared to $655,809 for the first quarter 2025, an increase of 13%. This change was due to higher interest rates on defaulted notes payable.

There was $13,610 debt discount amortization for the three months ended March 31, 2026 and 2025

There was a decrease in the fair value of the derivative liability of approximately $63 million during the three months ended March 31, 2026, compared to a $498,404 increase for the 2025 period, a 12,740% decrease. This change results primarily from the reduction in the market value of our common stock in 2026 compared to 2025.

We recognized gain on conversion of notes payable of $11,998 during the three months ended March 31, 2025, with no similar item in the 2026 period.

Liquidity and Capital Resources

At March 31, 2026, our principal source of liquidity consisted of $166,220 of cash, as compared to $403,667 of cash at December 31, 2025. At March 31, 2026, we had negative working capital (current assets minus current liabilities) of approximately $51 million. In addition, our stockholders’ deficit was approximately $51 million at March 31, 2026. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $237,177 during the three months ended March 31, 2026, as compared to using net cash of $161,907 during the three months ended March 31, 2025. The increase in net cash used in operations is primarily due to an increase in loss (after adjusting for non-cash items such as the change in the fair value of derivative liability) partially offset by a net increase attributable to working capital items such as accounts receivable and payable.

Financing activities used cash of $270 during the three months ended March 31, 2026, as compared to providing $150,230 of cash for the three months ended March 31, 2025. During the three months ending March 31, 2025, we received cash proceeds from the sale of common and preferred stock and issuance of notes payable which was the primary financing activity during the period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss from operations of $487,622 and used approximately $237,000 of cash in operating activities for the three months ended March 31, 2026. We had a working capital deficiency of approximately $51 million and a stockholders’ deficiency of approximately $51 million as of March 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management believes there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. Our controls were not effective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of seeking additional skilled financial employees to improve its internal controls and financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes during the first quarter of 2026 in the status of the legal matters disclosed in our 2025 Annual Report on Form 10-K. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under and have failed to pay timely numerous loans, totaling $18.3 million in combined principal and interest, $2.5 million of which is owed to related parties. Several loans that are in default were automatically convertible into shares of our common stock when the loans came due. However, L2 Capital, one of our lenders, has instructed our transfer agent to reserve all of our remaining authorized shares for issuance to L2, effectively blocking us from paying our other defaulted loans in stock. We intend increase our authorized shares to complete the conversion of these defaulted loans, but cannot guarantee when or if we will be able to do that.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $83,586 as of March 31, 2026. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $39,122 as of March 31, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $77,030 and the accrued interest is $52,591 as of March 31, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,401 and the accrued interest is $12,985 as of March 31, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,391 and the accrued interest is $14,665 as of March 31, 2026. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of March 31, 2026, the outstanding note balance was $1,000,000, plus accrued interest of $1,411,111. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. As described in Note 7, the note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of March 31, 2026, the note balance outstanding was $130,000, and the accrued interest as of that date was $127,326. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our previous Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of March 31, 2026, the note balance was $1,067,197 and the accrued interest was $351,582. This note is in default.

During 2013, we issued notes payable aggregating $158,334 in principal and bearing interest at 13% per year with a maturity date of October 31, 2023. Outstand principal is $158,334 at March 31, 2026 and accrued interest totaled $213,004 as of March 31, 2026. As of March 31, 2026, the notes are in default. We intend to repay the notes and accrued interest upon the financial closings of our previous Baha Mar project (or any other project of $25 million or more).

During 2014, we issued notes payable of $300,000. Accrued interest totaled $732,329 as of March 31, 2026. As of March 31, 2026, the notes are in default. We intend to repay the notes and accrued interest upon the financial closings of our previous Baha Mar project (or any other project of $25 million or more).

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totalled $96,167 as of March 31, 2026. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of March 31, 2026, the outstanding balance of these notes was $65,000, plus accrued interest of $33,982. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc., an investment entity owned by our chief executive officer, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of March 31, 2026, the outstanding note balance was $543,093 and the accrued interest was $488,344. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 20% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of March 31, 2026, the balance of the notes outstanding was $859,156 and the accrued interest was $1,221,071. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $3,218,271 as of March 31, 2026. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of March 31, 2026, the outstanding note balance was $547,328, which includes a default penalty, and the accrued interest was $3,003,183. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of March 31, 2026, the balance outstanding was $10,000 and the accrued interest was $4,583. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of March 31, 2026, the balance outstanding was $26,200, and the accrued interest was $17,177. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totalled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of March 31, 2026, the total outstanding balances of all these loans are $40,000 and accrued interest was $20,624. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As March 31, 2026, the total outstanding balance of these loans was $225,000 and accrued interest was $111,092. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totalled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of March 31, 2026, the total outstanding value of these loans was $10,000 and accrued interest was $6,478. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. At March 31, 2026, the total outstanding balance of these loans was $155,000 and accrued interest was $62,797. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. At March 31, 2026, the total outstanding balance of these loans was $280,000 and accrued interest was $104,330. These notes are in default.

In 2021, we issued a $5,000 convertible promissory note to a related party. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 11, 2023, whichever comes first. At March 31, 2026, the total outstanding balance of this note was $5,000 and accrued interest was $1,756. This note is in default.

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

OCEAN THERMAL ENERGY CORPORATION

Date: May 12, 2026	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

