Form 10-Q
period 2026-06-30
Ocean Thermal Energy Corp
filed 2026-08-14
CIK 827099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, issuer had 190,012,124 outstanding shares of common stock, par value $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$33,265	$403,667
Accounts receivable	92,404	1,076,108
Prepaid expenses	5,000	5,000
Total Current Assets	130,669	1,484,775

Total Assets	$130,669	$1,484,775

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expense	$24,294,095	$23,470,504
Accrued compensation	7,291,850	7,001,790
Contract liabilities	-	25,851
Notes payable - related party	2,304,170	2,304,170
Convertible notes payable - related party	117,500	117,500
Notes payable	3,633,131	3,633,131
Convertible notes payable, net	2,632,445	2,534,665
Advances payable - related party, net	38,268	38,808
Derivative liability	16,399,825	75,688,923
Total Current Liabilities	56,711,284	114,815,342

Convertible notes payable due after one year, net	-	70,560
Total Liabilities	56,711,284	114,885,902

Commitments and contingencies (See Note 7)	-	-

Stockholders' deficit
Preferred Stock, Series B, $0.001par value; 1,250,000 shares authorized, 518,750 and 518,750 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	519	519
Preferred Stock, Series C, $0.001 par value; 2,700,000 shares authorized, 2,300,000 and 2,300,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,300	2,300
Preferred Stock, Series D, $0.001 par value; 1,400 shares authorized, 1,400 and 1,400 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized, 190,012,124 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	190,013	190,013
Common and preferred stock subscribed	467,500	447,500
Additional paid-in capital	62,521,759	62,521,759
Accumulated deficit	(119,762,707)	(176,563,219)
Total Stockholders' Deficit	(56,580,615)	(113,401,127)

Total Liabilities and Stockholders' Deficit	$130,669	$1,484,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$92,403	$846,382	$495,920	$1,019,419
Direct cost of contracts	308,315	629,827	971,299	758,590
Gross Profit (Loss)	(215,912)	216,555	(475,379)	260,829

Operating Expenses
Salaries and compensation	66,082	218,580	130,997	420,535
Professional fees	159,263	111,645	288,064	194,263
General and administrative	42,598	14,518	77,087	21,023
Total Operating Expenses	267,943	344,743	496,148	635,821

Loss from Operations	(483,855)	(128,188)	(971,527)	(374,992)

Other (Expense) Income
Interest expense, net	(750,618)	(683,801)	(1,489,839)	(1,339,610)
Amortization of debt discount	(13,610)	(13,610)	(27,220)	(27,220)
Change in fair value of derivative liability	(3,965,327)	(93,860,116)	59,289,098	(94,358,520)
Gain on conversion of debt	-	-	-	11,898
Total Other (Expense) Income	(4,729,555)	(94,557,527)	57,772,039	(95,713,452)

Income (Loss) Before Income Taxes (See Note 9)	(5,213,410)	(94,685,715)	56,800,512	(96,088,444)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(5,213,410)	$(94,685,715)	$56,800,512	$(96,088,444)

Net Income (Loss) per Common Share Basic	$(0.02)	$(0.48)	$0.25	$(0.50)
Net Income (Loss) per Common Share Diluted	$(0.02)	$(0.48)	$(0.00)	$(0.50)

Weighted Average Number of Common Shares Outstanding Basic	225,637,124	196,186,849	225,637,124	193,605,494

Weighted Average Number of Common Shares Outstanding Diluted	225,637,124	196,186,849	4,871,219,580	193,605,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Common and Preferred	Additional		Total
	Number of Shares	Par value	Number of Shares	Par value	Stock Subscribed	Paid- in capital	Accumulated Deficit	Stockholders’ Deficit

Balance March 31, 2025	2,820,150	$2,820	190,012,124	$190,013	$95,500	$62,521,759	$(108,669,225)	$(45,859,133)
Common stock Subscribed	-	-	-	-	39,500	-	-	39,500
Net Loss	-	-	-	-	-	-	(94,685,715)	(94,685,715)
Balance June 30, 2025	2,820,150	$2,820	190,012,124	$190,013	$135,000	$62,521,759	$(203,354,940)	$(140,505,348)
Balance March 31, 2026	2,820,150	$2,820	190,012,124	$190,013	$447,500	$62,521,759	$(114,549,297)	$(51,387,205)
Preferred stock subscribed	-	-	-	-	20,000	-	-	20,000
Net Loss	-	-	-	-	-	-	(5,213,410)	(5,213,410)
Balance June 30, 2026	2,820,150	$2,820	190,012,124	$190,013	467,500	$62,521,759	$(119,762,707)	$(56,580,615)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred Stock		Common Stock		Common and Preferred	Additional		Total
	Number of Shares	Par value	Number of Shares	Par value	Stock Subscribed	Paid- in capital	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2024	2,820,150	$2,820	190,012,124	$190,013	$-	$62,521,759	$(107,266,496)	$(44,551,904)
Common stock Subscribed	-	-	-	-	135,000	-	-	135,000
Net Loss	-	-	-	-	-	-	(96,088,444)	(96,088,444)
Balance at June 30, 2025	2,820,150	$2,820	190,012,124	$190,013	$135,000	$62,521,759	$(203,354,940)	$(140,505,348)
Balance at December 31, 2025	2,820,150	$2,820	190,012,124	$190,013	$447,500	$62,521,759	$(176,563,219)	$(113,401,127)
Preferred stock subscribed	-	-	-	-	20,000	-	-	20,000
Net Income	-	-	-	-	-	-	56,800,512	56,800,512
Balance at June 30, 2026	2,820,150	$2,820	190,012,124	$190,013	467,500	$62,521,759	$(119,762,707)	$(56,580,615)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$56,800,512	$(96,088,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liability	(59,289,098)	94,358,520
Amortization of debt discount	27,220	27,220
Gain on extinguishment of derivative liability	-	(11,898)
Changes in assets and liabilities:
Accounts receivable	983,704	-
Costs in excess of billings	-	(480,219)
Contract liabilities	(25,851)	-
Accounts payable and accrued expenses	1,113,651	2,128,962
Net Cash Used In Operating Activities	(389,862)	(65,859)

Cash Flows From Financing Activities:
Repayments of advances from related parties	(540)	(540
Common stock subscribed	-	135,000
Proceeds from sale of convertible notes	-	55,000
Preferred stock subscribed	20,000	-
Net Cash Provided by Financing Activities	19,460	189,460

Net increase (decrease) in cash	(370,402)	123,601
Cash at beginning of period	403,667	16,142
Cash at End of Period	$33,265	$139,743

Supplemental disclosure of cash flow information
Cash paid for interest expense	$248,974	$3,781
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Initial value of derivative liability	$-	$67,895
Note payable converted to common stock	$-	$10,000
Accrued interest converted to common stock	$-	$2,047
Derivative liability extinguished upon conversion of note payable	$-	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OCEAN THERMAL ENERGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Ocean Thermal Energy Corporation (the “Company” “us” or “we”) designs ocean thermal energy conversion power plants, seawater air conditioning and lake water air conditioning (“SWAC/LSC”) plants for large commercial properties, utilities, and municipalities. We believe these technologies provide practical solutions to three of mankind’s oldest and most fundamental needs: clean drinking water, plentiful food, and sustainable, affordable energy without the use of fossil fuels. The Company plans to provide a clean technology that continuously extracts energy from the temperature differentials between warm surface ocean water and cold deep seawater. In addition to producing electricity, our technology can efficiently desalinate seawater producing thousands of cubic meters of fresh water every day for use in agriculture and human consumption. This cold, deep, nutrient-rich water can also be used to cool buildings and for fish farming or aquaculture.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and presented in accordance with U. S. generally accepted accounting principles (“GAAP”).

The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future periods.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 include the accounts of the Company and its wholly owned subsidiary OCEES International Inc. (“OCEES”). Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist of amounts invoiced to customers but not yet collected by the Company. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, expected future losses and current economic trends. Accounts are considered delinquent when payments have not been received within the contractual payment terms and are written off when management determines that collection is not probable. There were no doubtful accounts as of June 30, 2026 and December 31, 2025.

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

Contract assets are recorded when revenue recognized exceeds billings to date (contract assets). Contract liabilities are recorded when billings exceed revenue recognized (contract liabilities). These amounts are presented separately on the condensed consolidated balance sheets. There were no contract assets at June 30, 2026 or December 31, 2025.

Business Segments

                The Company operates as a single operating and reportable segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who assesses performance and allocates resources on a consolidated basis. Accordingly, the measure of segment profit or loss reviewed by the CODM is consolidated net income (loss), and segment assets are consolidated total assets, each as presented in the accompanying condensed consolidated financial statements; no reconciling differences exist.

The significant segment expense categories regularly provided to the CODM are those presented separately on the face of the condensed consolidated statements of operations. There have been no changes from the most recent annual report in the basis of segmentation or in the basis of measurement of segment profit or loss.

Loss per Share

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

The weighted average shares outstanding for the three and six month periods ending June 30, 2026 and 2025 includes weighted average subscribed shares as if those shares were issued during each respective period.

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2025 as they would be anti-dilutive:

	June 30,
	2026	2025
Shares underlying options and warrants outstanding	625,000	625,000
Shares underlying convertible notes outstanding	2,094,971,293	103,904,402,182
Shares underlying convertible preferred stock outstanding	16,687,500	16,687,500
	2,112,283,793	103,921,714,682

Diluted loss per share for the six months ended June 30, 2026 is calculated as follows:

Net income attributable to common shareholders	$56,800,512
Income attributable to convertible notes	(59,289,098)
Expense attributable to convertible notes	811,833
Diluted loss attributable to common shareholders	$(1,676,753)

Basic shares outstanding	225,637,124
Convertible notes	4,645,582,456
Diluted shares outstanding	4,871,219,580

Diluted loss per share	$(0.00)

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company’s 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the impact of ASU No. 2024-03 on its disclosures.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss from operations of $971,527 and used $389,862 of cash in operating activities for the six months ended June 30, 2026. Although we had net income for the six months ended June 30, 2026, the income resulted from a non-cash gain on the change in fair value of our derivative liabilities. We had a working capital deficiency of approximately $57 million and a stockholders’ deficiency of approximately $57 million as of June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an ocean thermal energy conversion (“OTEC”) facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – CONVERTIBLE NOTES AND NOTES PAYABLE

During January and February 2025, we sold an aggregate of $55,000 of convertible note units. Each unit costs $5,000 and consists of one convertible promissory note in the amount of $5,000 and one warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The Notes bear interest at the rate of 10% per year, compounded annually, and are due on January 4, 2027 (the “Maturity Date”). The Notes will be converted into common stock of the Company automatically upon the Maturity Date at the lower of (a) $0.10 per share, or (b) 90% of the Market Price, which shall be the average closing price of the Company’s common stock on the ten trading days immediately preceding the date of conversion. However, if the United States Army has issued a contract for the supply of sustainable power and water from the Company-designed and built OTEC system prior to the Maturity Date, within five business days the Notes will automatically be converted.

Notes aggregating approximately $6.9 million are in default at June 30, 2026.

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

Following is a description of the valuation methodologies used to determine the fair value of our financial liabilities, including the general classification of such instruments pursuant to the valuation hierarchy:

	Fair Value	Quoted market prices for identical assets/liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative Liability, June 30, 2026	$16,399,825	$-	$-	$16,399,825
Derivative Liability, December 31, 2025	$75,688,923	$-	$-	$75,688,923

The reconciliation of the derivative liability for the six months ended June 30, 2026 and 2025 is as follows:

	For the Six Months Ended June 30,
	2026	2025
Derivative liability as of January 1	$75,688,923	$9,423,915
Addition to derivative instruments	-	55,000
Derivative liability extinguished upon conversion of notes payable	-	(20)
Change in fair value of derivative liability	(59,289,098)	94,358,520
Derivative liability as of June 30	$16,399,825	$103,837,415

The fair value of the derivative liability was estimated using a binomial option pricing model. The fair value at the commitment and remeasurement dates for our derivative liabilities were based upon the following significant inputs:

	For the Six Months Ended June 30,
	2026	2025
Expected dividends	0%	0%
Expected volatility	182%-731%	400%-667%
Risk free interest rate	3.68%-4.15%	3.79%-4.41%
Expected term (in years)	0.25– 3.76 years	0.25– 4.76 years

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2025, we entered into stock purchase agreements with a number of investors. The investors agreed to purchase 6,750,000 shares of common stock, and we received aggregate proceeds of $135,000.

As of June 30, 2026, we have entered into stock purchase agreements to purchase 35,625,000 shares and have received aggregate proceeds of $447,500. To date, no shares of common stock have been issued pursuant to these agreements.

Preferred Stock

On July 1, 2026, our board of directors approved the issuance of 150 shares of Series E Preferred Stock with a par value of $0.001. The Preferred Shares have a liquidation value of $10,000 per share and bear an annual cumulative dividend of 8.0%, payable in cash or shares of the company’s common stock. The newly authorized Preferred Shares will convert into common shares if the Company: executes a power purchase agreement or other commercial contract relating to ocean thermal energy conversion power, desalinated water, cooling, or related infrastructure services; undergoes a change of control; or makes a significant public offering of its shares. The number of common shares issuable upon conversion of each Preferred Share will be based on the volume-weighted average trading price of the Company’s common stock over the ten trading days before the conversion, multiplied by 0.5. After two years, we may redeem the Preferred Shares at any time before they have converted. The Preferred Shares have limited voting rights, generally in connection with authorizing shares senior to the Preferred Shares, changing the terms of the Preferred Shares, redeeming shares, or declaring bankruptcy.

In anticipation of the approval of the issuance of the Series E Preferred Stock, we executed documents for the sale of 2 shares of Series E stock and received proceeds of $20,000 during June 2026.

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

Accrued Salaries and Related Taxes

As of June 30, 2026 and December 31, 2025, the Company has $7,291,850 and $7,001,790, respectively, in accrued payroll attributable to previous periods that has not been paid due to cash flow constraints. It is possible, at a future date, that some or all of this amount may be derecognized and result in a gain on the extinguishment of these liabilities in a future period.

Professional Services Agreement

On January 7, 2025, the Company entered into a Professional Services Agreement with Johnson Controls Government Systems, LLC, which provided for the design, engineering and pricing estimation for an Ocean Thermal Energy Conversion and Ocean Water Desalinization Potable Water solution on the island of Kwajalein. The contract includes a fixed fee of $3,504,796 and was completed in July 2026.

NOTE 8 – RELATED-PARTY TRANSACTIONS

In May 2023, we entered into a 36-month agreement with a company controlled by our chief executive officer for shared use of an office and facilities at $1,000 per month, increasing to $1,200 per month on May 1, 2024 and $1,400 per month on May 1, 2025. On May 1, 2026 the lease was renewed for a 12 month period expiring May 1, 2027, with a monthly rent of $1,450. For the three months ended June 30, 2026 and 2025, rent expense was $4,300 and $5,200, respectively. For the six months ended June 30, 2026 and 2025, rent expense was $8,500 and $8,800, respectively.

For the six months ended June 30, 2026 and 2025, we recorded charges incurred to a company controlled by our chief executive officer for reimbursement of accounting and administrative services provided to us by an employee of that company. For the three months ended June 30, 2026 and 2025, we recorded expense of $41,823 and $34,811, respectively, to this company. For the six months ended June 30, 2026 and 2025, we recorded expense of $81,234 and $69,439, respectively, to this company. At June 30, 2026 and December 31, 2025, we had a payable to the entity of $2,900 and $1,400, respectively.

Accrued interest on related-party notes was $1,473,868 and $1,364,032 at June 30, 2026 and December 31, 2025, respectively.

During each of the six months ended June 30, 2026 and 2025, we repaid $540 of net working capital advances from related parties.

During 2022, an aggregate of 847,262 shares of common stock were borrowed from our chief executive officer to enable conversions of $15,000 of notes and $1,946 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $11,014, the fair value of the shares on the date of conversion. The replacement shares have not been issued at June 30, 2026.

During March 2025, an aggregate of 563,611 shares of common stock were borrowed from our chief executive officer to enable settlements of $10,000 of notes and $2,047 of related accrued interest. We have accrued a liability for the shares to be reissued to our chief executive officer in the amount of $169, the fair value of the shares on the date of conversion. The replacement shares have not been issued at June 30, 2026.

 NOTE 9 – INCOME TAXES

There is no provision for income taxes for the six months ended June 30, 2026 because the income for the period results solely from the change in fair value of derivative liabilities, which is a permanent difference and has no effect on income tax expense.

NOTE 9 – SUBSEQUENT EVENTS

              Authorization of Series E Preferred Stock

On July 1, 2026, our board of directors approved the issuance of 150 shares of Series E Preferred Stock with a par value of $0.001. The Preferred Shares have a liquidation value of $10,000 per share and bear an annual cumulative dividend of 8.0%, payable in cash or shares of the company’s common stock. The Preferred Shares will convert into common shares if the Company: executes a power purchase agreement or other commercial contract relating to ocean thermal energy conversion power, desalinated water, cooling, or related infrastructure services; undergoes a change of control; or makes a significant public offering of its shares. The number of common shares issuable upon conversion of each Preferred Share will be based on the volume-weighted average trading price of the Company’s common stock over the ten trading days before the conversion, multiplied by 0.5. After two years, we may redeem the Preferred Shares at any time before they have converted. The Preferred Shares have limited voting rights, generally in connection with authorizing shares senior to the Preferred Shares, changing the terms of the Preferred Shares, redeeming shares, or declaring bankruptcy.

Increase in Authorized Shares of Common Stock

We currently have 200 million shares of common stock authorized, 190,012,124 of which are currently issued and outstanding, and 9,987,876 of which have been reserved for issuance upon the conversion of convertible debt. As a result, we are unable to issue additional shares to raise capital, to compensate employees or consultants, or upon the exercise of options or warrants, or the conversion of preferred shares or other convertible debt. To rectify this situation, our board of directors approved an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock from 200 million to 800 million. To avoid the delays and expenses associated with a stockholders meeting, we sought written consents from some of our larger stockholders to approve the proposed amendment. Currently, we have common and preferred shares outstanding entitled to cast 517,137,12 votes on the amendment. Effective August 13, 2026, 44 stockholders, including the members of our board of directors, cast a total of 260,881,949 votes in favor of the amendment by written consent, approving the amendment under Nevada law and our bylaws. On August 14, 2026, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State effectuating the increase to 800 million shares of authorized common stock. The amendment did not impact the issued and outstanding shares.

OCEES Transaction

On August 14, 2026, our subsidiary OCEES International, Inc. (“OCEES”) entered into a stock purchase agreement (the “purchase agreement”), with Jeremy P. Feakins, our chief executive officer and chairman of the board. Pursuant to the purchase agreement, OCEES issued 900,000 shares of its common stock to Mr. Feakins, making him the 90% owner of OCEES (we have retained our shares in OCEES, which now equal 10% of OCEES’s outstanding stock). In exchange, Mr. Feakins contributed to OCEES a debt that we owed to JPF Venture Group, Inc., a company owned by Mr. Feakins. This $1.1 million debt was incurred in 2017, was currently in default, and was forgiven in connection with the transaction, significantly improving our balance sheet. Also pursuant to the purchase agreement, OCEES agreed to pay us a royalty equal to one-half of OCEES’s net profits from OTEC power generation, desalinated water production, and cooling operations, including related infrastructure services, power purchase agreements, or other related commercial contracts.

On August 25, 2022, OTEC and OCEES entered into a stock purchase agreement with Epaphus Global Energy, LLC, a company owned by Mr. Feakins, pursuant to which OTEC agreed to sell OCEES to Epaphus. Although the 2022 transaction with Epaphus was never consummated, the agreement had not been formally cancelled. In connection with the purchase agreement, the 2022 agreement was rescinded and terminated.

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

We have recently completed a $3.5 million U.S. Army engineering and design contract in partnership with Johnson Controls for the U.S. Army Garrison-Kwajalein Atoll and are actively seeking to expand into additional Indo-Pacific markets such as Guam, Diego Garcia, and the Northern Marianas. Our potential project pipeline also includes commercial engagements in the Caribbean and Southeast Asia, including India and Indonesia.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

During the three months ended June 30, 2026, the Company recognized revenue of $92,403 compared to $846,382 for the second quarter of 2025. The decrease is solely due to the completion of the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the three months ended June 30, 2026, we had $308,315 of direct cost of contracts compared to $629,827 for the 2025 period. The decrease is solely due to costs incurred to service the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the three months ending June 30, 2026, we had salaries and compensation of $66,082, compared to salaries and compensation of $218,580 for the three months ended June 30, 2025, a decrease of 70%, primarily due to the allocation of costs to cost of contracts and management’s continued cost cutting efforts for areas which are not specific to the fulfilment of the Kwajalein Atoll contract.

During the three months ending June 30, 2026 and 2025, we recorded professional fees of $159,263 and $111,645, respectively, an increase of 43%. The increase was primarily related to legal fees related to completed litigation and audit and accounting fees.

We incurred general and administrative expenses of $42,598 during the three months ending June 30, 2026, compared to $14,518 for the second quarter of 2025, an increase of 193% due to various increases in ancillary services not directly related to the fulfilment of the Kwajalein Atoll contract.

Our interest expense was $750,618 for the three months ended June 30, 2026, compared to $683,801 for the second quarter 2025, an increase of 10%. This change was primarily due to compounded interest rates on notes payable.

There was $13,610 debt discount amortization for the three months ended June 30, 2026 and 2025.

There was an increase in the fair value of the derivative liability of approximately $4 million during the three months ended June 30, 2026, compared to an approximately $94 million increase for the 2025 period, a 96% decrease. This change results primarily from the changes in the market price of our common stock in 2026 compared to 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

During the six months ended June 30, 2026, the Company recognized revenue of $495,920 compared to $1,019,419 for the six months of 2025. The decrease is solely due to the completion of the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the six months ended June 30, 2026, we had $971,299 of direct cost of contracts compared to $758,590 for the 2025 period. The increase is solely due to costs incurred to service the Company’s contract to provide services to the United States Department of Defense relative to the design and engineering of an OTEC unit on Kwajalein Atoll.

During the six months ending June 30, 2026, we had salaries and compensation of $130,997, compared to salaries and compensation of $420,535 for the six months ended June 30, 2025, a decrease of 69%, primarily due to the allocation of costs to cost of contracts and management’s continued cost cutting efforts for areas which are not specific to the fulfilment of the Kwajalein Atoll contract.

During the six months ending June 30, 2026 and 2025, we recorded professional fees of $288,064 and $194,263, respectively, an increase of 48%. The increase was primarily related to legal fees related to completed litigation and audit and accounting fees.

We incurred general and administrative expenses of $77,087 during the six months ending June 30, 2026, compared to $21,023 for the six months of 2025, an increase of 267% due to various increases in insurance and other ancillary services not directly related to the fulfilment of the Kwajalein Atoll contract.

Our interest expense was $1,489,839 for the six months ended June 30, 2026, compared to $1,339,610 for the six months of 2025, an increase of 11%. This change was primarily due to compounded interest rates on notes payable.

There was $27,220 debt discount amortization for the six months ended June 30, 2026 and 2025.

There was a decrease in the fair value of the derivative liability of approximately $59 million during the six months ended June 30, 2026, compared to an approximately $94 million increase for the 2025 period, a 167% decrease. This change results primarily from the changes in the market price of our common stock in 2026 compared to 2025.

We recognized gain on conversion of notes payable of $11,998 during the six months ended June 30, 2025, with no similar item in the 2026 period.

Liquidity and Capital Resources

At June 30, 2026, our principal source of liquidity consisted of $33,265 of cash, as compared to $403,667 of cash at December 31, 2025. At June 30, 2026, we had negative working capital (current assets minus current liabilities) of approximately $57 million. In addition, our stockholders’ deficit was approximately $57 million at June 30, 2026. We are focusing our efforts on promoting and marketing our technology by developing and executing contracts. We are exploring external funding alternatives, as our current cash is insufficient to fund operations for the next 12 months.

Our operations used net cash of $389,862 during the six months ended June 30, 2026, as compared to using net cash of $65,859 during the six months ended June 30, 2025. The increase in net cash used in operations is primarily due to an increase in loss (after adjusting for non-cash items such as the change in the fair value of derivative liability) partially offset by a net increase attributable to working capital items such as accounts receivable and payable.

Financing activities provided cash of $19,460 during the six months ended June 30, 2026, as compared to providing $189,460 of cash for the six months ended June 30, 2025. During the six months ended June 30, 2026 we received cash from subscriptions for preferred stock. During the six months ending June 30, 2025, we received cash proceeds from the sale of common stock and issuance of notes payable which was the primary financing activity during the period.

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As reflected in the accompanying unaudited condensed consolidated financial statements, we had a net loss from operations of $971,527 and used approximately $390,000 of cash in operating activities for the six months ended June 30, 2026. We had a working capital deficiency of approximately $57 million and a stockholders’ deficiency of approximately $57 million as of June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to increase sales and obtain external funding for our projects under development. We continue to apply for grant funding from the U.S. Department of Energy. Our applications focus on desalinated water, ammonia, and hydrogen production from an OTEC facility. We plan to apply for funding to support projects where our technology would apply. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Management believes there have been no significant changes during the three months ended June 30, 2026 to the items that we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note 2 of our notes to unaudited condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses. Our controls were not effective due to the size of the Company and available resources. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of seeking additional skilled financial employees to improve its internal controls and financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising from operations. We establish reserves for specific liabilities in connection with legal actions that management deems to be probable and estimable. Certain of such lawsuits, claims and proceedings are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes during the six months of 2026 in the status of the legal matters disclosed in our 2025 Annual Report on Form 10-K. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under and have failed to pay timely numerous loans, totaling $18.9 million in combined principal and interest, $2.6 million of which is owed to related parties. Several loans that are in default were automatically convertible into shares of our common stock when the loans came due. However, L2 Capital, one of our lenders, has instructed our transfer agent to reserve all of our remaining authorized shares for issuance to L2, effectively blocking us from paying our other defaulted loans in stock. We intend increase our authorized shares to complete the conversion of these defaulted loans, but cannot guarantee when or if we will be able to do that.

On December 1, 2007, we borrowed funds from the Eastern Idaho Development Corporation. The interest rate is 7%, and the maturity date was September 1, 2015. The loan principal is $85,821 and the accrued interest is $85,105 as of June 30, 2026. This note is in default.

On September 25, 2009, we borrowed funds from the Pocatello Development Authority. The interest rate is 5%, and the maturity date was October 25, 2011. The loan principal is $50,000 and the accrued interest is $39,754 as of June 30, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (EDA-#273 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $77,030 and the accrued interest is $53,954 as of June 30, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO I-#274 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,401 and the accrued interest is $13,363 as of June 30, 2026. This note is in default.

On December 23, 2009, we borrowed funds from SICOG (MICRO II-#275 loan). The interest rate is 7%, and the maturity date was December 23, 2014. The loan principal is $21,391 and the accrued interest is $15,044 as of June 30, 2026. This note is in default.

During 2012, we issued a note payable for $1,000,000. The note had an interest rate of 10% per annum, was secured by a first lien in all of our assets, and was due on February 3, 2015. On March 6, 2018, the note was amended to extend the due date to December 31, 2018. On March 29, 2019, the maturity date of the note was extended to December 31, 2019. As of June 30, 2026, the outstanding note balance was $1,000,000, plus accrued interest of $1,436,389. This note is in default.

During 2013, we issued a note payable for $290,000 in connection with the reverse merger transaction with Broadband Network Affiliates, Inc. We have determined that no further payment of principal or interest on this note should be made because the note holder failed to perform his underlying obligations giving rise to this note. The note holder filed suit on May 21, 2019, and we remain confident that the court will decide in our favor by either voiding the note or awarding damages sufficient to offset the note value. As of June 30, 2026, the note balance outstanding was $130,000, and the accrued interest as of that date was $129,955. This note is in default.

On January 18, 2018, Jeremy P. Feakins & Associates, LLC, an investment entity owned by our chief executive, chief financial officer, and a director, agreed to extend the due date for repayment of a $2,265,000 note issued in 2014 to the earlier of December 31, 2018, or the date of the financial closings of our previous Baha Mar project (or any other project of $25 million or more), whichever occurs first. In January 2023 we issued 500 shares of preferred stock upon conversion of $35,303 of principal and $964,697 of accrued interest. As of June 30, 2026, the note balance was $1,067,197 and the accrued interest was $378,558. This note is in default.

During 2013, we issued notes payable aggregating $158,334 in principal and bearing interest at 13% per year with a maturity date of October 31, 2023. Outstand principal is $158,334 at June 30, 2026 and accrued interest totaled $218,207 as of June 30, 2026. As of June 30, 2026, the notes are in default. We intend to repay the notes and accrued interest upon the financial closings of any project of $25 million or more.

During 2014, we issued notes payable of $300,000. Accrued interest totaled $749,012 as of June 30, 2026. As of June 30, 2026, the notes are in default. We intend to repay the notes and accrued interest upon the financial closings of any project of $25 million or more.

We have a $50,000 promissory note with an unaffiliated investor that was payable on April 7, 2018. The note and accrued interest can be converted into our common stock at a conversion rate of $0.75 per share at any time prior to the repayment. This conversion price is not required to adjust for the reverse stock split as per the note agreement. Accrued interest totaled $98,695 as of June 30, 2026. As of the date of this report, the note is in default.

During the third quarter of 2017, we completed a $2,000,000 convertible promissory note private placement offering. The terms of the note are as follows: (i) interest is payable at 6% per annum; (ii) payable two years after purchase; and (iii) all principal and interest on each note automatically converts on the conversion maturity date into shares of our common stock at a conversion price of $4.00 per share, as long as the closing share price of our common stock on the trading day immediately preceding the conversion maturity date is at least $4.00, as adjusted for stock splits, stock dividends, reclassification, and the like. If the price of our shares on such date is less than $4.00 per share, the note (principal and interest) will be repaid in full. During the third quarter of 2019, $15,000 of the note was repaid. As of June 30, 2026, the outstanding balance of these notes was $65,000, plus accrued interest of $34,955. The notes are in default.

On November 6, 2017, we entered into an agreement and promissory note with JPF Venture Group, Inc., an investment entity owned by our chief executive officer, to loan up to $2,000,000 to us. The terms of the note are as follows: (i) interest is payable at 10% per annum; (ii) all unpaid principal and all accrued and unpaid interest is due and payable at the earliest of a resolution of the Memphis litigation (as defined therein), December 31, 2018, or when we are otherwise able to pay. As of June 30, 2026, the outstanding note balance was $543,093 and the accrued interest was $502,073. This note is in default.

In December 2017, we entered into a series of unsecured promissory notes and warrant purchase agreements with accredited investors. These notes accrue interest at a rate of 20% per annum payable on a quarterly basis and are not convertible into shares of our capital stock. As of June 30, 2026, the balance of the notes outstanding was $859,156 and the accrued interest was $1,261,446. These notes are in default.

During the year ended December 31, 2018, we borrowed $482,222 from L2 Capital in five separate tranches. The interest rate is 8%, and the maturity dates are three months from the date of issue. The outstanding loan balance was $1,161,136, which includes the default penalty, and the accrued interest was $3,406,452 as of June 30, 2026. These notes are in default.

On December 14, 2018, L2 Capital LLC purchased our note payable from Collier Investments, LLC. The total consideration was $371,250, including the outstanding note balance of $281,250, the accrued interest of $33,750, and liquidated damages of $56,250. There was also a default penalty of $153,123. In addition, we issued 400,000 shares of common stock to L2 Capital, LLC as commitment shares with a fair value of $21,200 in connection with the purchase of the note. We executed a convertible note with L2 Capital in the amount of $371,250 with an interest rate of 12% per annum. The maturity date of the note was December 22, 2018. The holder of the note can convert the note, or any portion of it, into shares of common stock at any time after the issuance date. The conversion price is 65% of the market price, which is defined as the lowest trading price for our common stock during the 20-trading-day period prior to the conversion date. As of June 30, 2026, the outstanding note balance was $547,328, which includes a default penalty, and the accrued interest was $3,203,760. This note is in default.

On September 19, 2018, we executed a note payable for $10,000 with an unrelated party that bears interest at 6% per annum, which is due quarterly beginning as of September 30, 2018. The maturity date for the note was three years after date of issuance. In addition, the lender received warrants to purchase 2,000 shares of common stock upon signing the promissory note. The warrant can be exercised at a price per share equal to a 15% discount from the price of common stock on the last trading day before such purchase. As of June 30, 2026, the balance outstanding was $10,000 and the accrued interest was $4,735. We have defaulted in payment of the note principal and the quarterly interest payments.

On August 14, 2019, we executed a note payable for $26,200 with an unrelated party that bears interest at 8% per annum and has a maturity date of October 31, 2021. The note automatically converts into 1,310,000 shares of our common stock either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever occurs first. As of June 30, 2026, the balance outstanding was $26,200, and the accrued interest was $17,830. This note is in default.

In 2019, we issued a series of convertible promissory notes to accredited investors that totaled $105,000. Of the amount received, $10,000 was from our chief executive officer and our independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of October 31, 2021, whichever comes first. As of June 30, 2026, the total outstanding balances of all these loans are $40,000 and accrued interest was $21,421. These notes are in default.

In 2020 and 2019, we issued a series of convertible promissory notes to accredited investors aggregating $306,750. Of the amount received, $20,000 was from our chief executive officer and an independent director. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of January 2, 2022, whichever comes first. As June 30, 2026, the total outstanding balance of these loans was $225,000 and accrued interest was $115,579. These notes are in default.

In 2020, we issued a series of convertible promissory notes to accredited investors, which totaled $15,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of May 12, 2022, whichever comes first. As of June 30, 2026, the total outstanding value of these loans was $10,000 and accrued interest was $6,677. These notes are in default.

In 2021 and 2020, we issued a series of convertible promissory notes to accredited investors aggregating $170,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of September 1, 2022, whichever comes first. At June 30, 2026, the total outstanding balance of these loans was $155,000 and accrued interest was $65,888. These notes are in default.

In 2021, we issued a series of convertible promissory notes to accredited investors aggregating $285,000. The notes bear simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. Each $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of August 30, 2023, whichever comes first. At June 30, 2026, the total outstanding balance of these loans was $280,000 and accrued interest was $109,915. These notes are in default.

In 2021, we issued a $5,000 convertible promissory note to a related party. The note bears simple interest on outstanding principal at the rate of 8% per annum, computed based on the actual number of days elapsed in a year of 365 days. The $5,000 loan automatically converts into 250,000 shares of our common stock, either at the time the closing sale price for our common stock is equal to or greater than $1.00 per share, as adjusted for stock splits, stock dividends, reclassification, and the like, or at the maturity date of November 11, 2023, whichever comes first. At June 30, 2026, the total outstanding balance of this note was $5,000 and accrued interest was $1,855. This note is in default.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

ITEM 5. OTHER INFORMATION

Increase in Authorized Shares of Common Stock

We currently have 200 million shares of common stock authorized, 190,012,124 of which are currently issued and outstanding, and 9,987,876 of which have been reserved for issuance upon the conversion of convertible debt. As a result, we are unable to issue additional shares to raise capital, to compensate employees or consultants, or upon the exercise of options or warrants, or the conversion of preferred shares or other convertible debt. To rectify this situation, our board of directors approved an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock from 200 million to 800 million. To avoid the delays and expenses associated with a stockholders meeting, we sought written consents from some of our larger stockholders to approve the proposed amendment. Currently, we have common and preferred shares outstanding entitled to cast 517,137,124 votes on the amendment. Effective August 13, 2026, 44 stockholders, including the members of our board of directors, cast a total of 260,881,949 votes in favor of the amendment by written consent, approving the amendment under Nevada law and our bylaws. On August 14, 2026, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State effectuating the increase to 800 million shares of authorized common stock. The amendment did not impact the issued and outstanding shares.

This report includes only a summary of the amendment to our articles of incorporation, which is filed with this report as Exhibit 3.1. For more information, we encourage you to read the amendment.

OCEES Transaction

On August 14, 2026, our subsidiary OCEES International, Inc. (“OCEES”) entered into a stock purchase agreement (the “purchase agreement”), with Jeremy P. Feakins, our chief executive officer and chairman of the board. Pursuant to the purchase agreement, OCEES issued 900,000 shares of its common stock to Mr. Feakins, making him the 90% owner of OCEES (we have retained our shares in OCEES, which now equal 10% of OCEES’s outstanding stock). In exchange, Mr. Feakins contributed to OCEES a debt that we owed to JPF Venture Group, Inc., a company owned by Mr. Feakins. This $1.1 million debt was incurred in 2017, was currently in default, and was forgiven in connection with the transaction, significantly improving our balance sheet. Also pursuant to the purchase agreement, OCEES agreed to pay us a royalty equal to one-half of OCEES’s net profits from OTEC power generation, desalinated water production, and cooling operations, including related infrastructure services, power purchase agreements, or other related commercial contracts.

This report includes only a summary of the purchase agreement, which is filed with this report as Exhibit 10.1. For more information, we encourage you to read the purchase agreement.

Before approving the transaction with Mr. Feakins, the independent members of our board of directors carefully considered a number of factors and concluded that the transaction was in the best interests of the Company and the Company’s stockholders and that the terms of the transaction were superior to those that the Company could obtain from an unaffiliated third party. OCEES has no assets, and the independent directors concluded that OCEES had no value as a wholly-owned subsidiary of the Company, but that OCEES would be able to successfully pursue OTEC projects if it had a significant degree of independence from the Company, and that the royalty would allow the Company to benefit from meaningful long-term economic participation in future OTEC commercialization.

On August 25, 2022, OTEC and OCEES entered into a stock purchase agreement with Epaphus Global Energy, LLC, a company owned by Mr. Feakins, pursuant to which OTEC agreed to sell OCEES to Epaphus. This agreement was disclosed in a Current Report on Form 8-K filed on August 29, 2022. Although the 2022 transaction with Epaphus was never consummated, the agreement had not been formally cancelled. In connection with the purchase agreement, the 2022 agreement was rescinded and terminated.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location
3.1	Amendment to the Articles of Incorporation of Ocean Thermal Energy Corporation Effective August 14, 2026	This filing.
10.1	Stock Purchase Agreement by and among OCEES International, Inc., Ocean Thermal Energy Corporation, and Jeremy P. Feakins Dated August 14, 2026	This filing.
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.
101.SCH	XBRL Taxonomy Extension Schema	This filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

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

OCEAN THERMAL ENERGY CORPORATION

Date: August 14, 2026	By:	/s/ Jeremy P. Feakins
Jeremy P. Feakins
Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

